Form 10-Q
period 2007-09-30
Constant Contact, Inc.
filed 2007-11-15
CIK 1405277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33707

CONSTANT CONTACT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	04-3285398 (I.R.S. Employer Identification No.)

1601 Trapelo Road, Suite 329 Waltham, Massachusetts (Address of principal executive offices)	02451 (Zip Code)
(781) 472-8100
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 12, 2007, there were 27,613,471 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information
Item 1. Financial Statements
Constant Contact, Inc.
Condensed Balance Sheets
(Unaudited)

	September	December
	30,	31,
(In thousands, except share and per share data)	2007	2006
Assets
Current assets
Cash and cash equivalents	$6,391	$8,786
Short-term marketable securities	6,150	4,004
Accounts receivable, net of allowance for doubtful accounts of $21 and $3 as of September 30, 2007 and December 31, 2006 , respectively	42	41
Prepaid expenses and other current assets	2,523	411

Total current assets	15,106	13,242
Property and equipment, net	6,014	4,957
Restricted cash	358	266
Other assets	16	16

Total assets	$21,494	$18,481

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,234	$2,576
Accrued expenses	3,816	2,406
Deferred revenue	9,193	5,476
Redeemable convertible preferred stock warrant	2,437	628
Current portion of notes payable	1,371	449

Total current liabilities	20,051	11,535
Notes payable, net of current portion	1,347	253

Total liabilities	21,398	11,788

Commitments and contingencies (Note 9)
Redeemable convertible preferred stock
Series A redeemable convertible preferred stock, $0.01 par value; 1,026,680 shares authorized, issued and outstanding at September 30, 2007 and December 31, 2006 ($17,454 liquidation value as of December 31, 2006)	14,744	14,049

	September	December
	30,	31,
(In thousands, except share and per share data)	2007	2006
Series B redeemable convertible preferred stock, $0.01 par value; 9,761,666 shares authorized; 9,641,666 shares issued and outstanding at September 30, 2007 and December 31, 2006, ($6,708 liquidation value as of December 31, 2006)	6,447	6,376
Series C redeemable convertible preferred stock, $0.01 par value; 2,521,432 shares authorized, issued and outstanding at September 30, 2007 and December 31, 2006 ($15,000 liquidation value as of December 31, 2006)	14,920	14,897

Total redeemable convertible preferred stock	36,111	35,322

Stockholders’ deficit
Common stock, $0.01 par value; 40,000,000 and 20,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively, 4,091,549 and 3,788,944 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	41	38
Additional paid-in capital	5,630	5,835
Accumulated other comprehensive income	1	—
Accumulated deficit	(41,687)	(34,502)

Total stockholders’ deficit	(36,015)	(28,629)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$21,494	$18,481

The accompanying notes are an integral part of these financial statements.

Constant Contact, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except share and per share data)	2007	2006	2007	2006
Revenue	$13,517	$7,239	$34,628	$19,068
Cost of revenue	3,423	2,038	9,260	5,392

Gross profit	10,094	5,201	25,368	13,676

Operating expenses
Research and development	2,536	1,530	7,507	4,304
Sales and marketing	6,742	4,664	19,537	11,748
General and administrative	1,597	633	3,968	1,712

Total operating expenses	10,875	6,827	31,012	17,764

Loss from operations	(781)	(1,626)	(5,644)	(4,088)
Interest income	139	185	419	299
Interest expense	(78)	(22)	(151)	(75)
Other expense	(971)	(58)	(1,809)	(425)

Net loss	(1,691)	(1,521)	(7,185)	(4,289)
Accretion of redeemable convertible preferred stock	(271)	(259)	(789)	(3,529)

Net loss attributable to common stockholders	$(1,962)	$(1,780)	$(7,974)	$(7,818)

Net loss attributable to common stockholders per share: basic and diluted	$(0.51)	$(0.51)	$(2.10)	$(2.31)
Weighted average shares outstanding used in computing per share amounts: basic and diluted	3,871,935	3,524,260	3,803,818	3,383,023
Pro forma net loss per share:
basic and diluted	$(0.03)	$(0.07)	$(0.25)	$(0.20)

Pro forma weighted average common shares outstanding	21,174,632	20,780,538	21,106,515	19,058,856
The accompanying notes are an integral part of these financial statements.

Constant Contact, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2007	2006
Cash flows from operating activities
Net loss	$(7,185)	$(4,289)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,856	1,058
Amortization of discount on investments	(114)	—
Stock-based compensation expense	373	38
Changes in fair value of redeemable convertible preferred stock warrant	1,809	425
Provision for bad debts	17	17
Changes in operating assets and liabilities
Accounts receivable	(18)	12
Prepaid expenses and other current assets	(783)	(275)
Other assets		(16)
Accounts payable	658	653
Accrued expenses	1,410	757
Deferred revenue	3,717	1,949

Net cash provided by operating activities	1,740	329

Cash flows from investing activities
Purchases of short-term marketable securities	(9,031)	—
Proceeds from maturities of short-term marketable securities	7,000	—
Increase in restricted cash	(92)	—
Purchases of property and equipment	(2,913)	(2,860)

Net cash used in investing activities	(5,036)	(2,860)

Cash flows from financing activities
Proceeds from notes payable	2,788	—
Proceeds from issuance of Series C redeemable convertible preferred stock, net	—	14,877
Proceeds from issuance of common stock pursuant to the exercise of stock options and warrants	214	192
Repayments of capital lease obligations	—	(10)
Repayments of notes payable	(772)	(466)
Payments of issuance costs for contemplated initial public offering of common stock	(1,329)	—

Net cash provided by financing activities	901	14,593

	Nine Months Ended
	September 30,
(In thousands)	2007	2006
Net (decrease) increase in cash and cash equivalents	(2,395)	12,062
Cash and cash equivalents, beginning of period	8,786	2,784

Cash and cash equivalents, end of period	$6,391	$14,846

Supplemental disclosure of cash flow information

Noncash investing and financing activities:
Purchases of property and equipment included in accrued expenses	—	$500
The accompanying notes are an integral part of these financial statements.

Constant Contact, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
1. Nature of the Business
Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation on August 25, 1995. The Company reincorporated in the State of Delaware in 2000. The Company is a leading provider of on-demand email marketing and on-line survey products to small organizations, including small businesses, associations and nonprofits located primarily in the U.S. The Company’s flagship email marketing product allows customers to create, send and track email marketing campaigns. The Company’s online survey product, launched in June 2007, enables customers to survey their customers, clients or members and analyze the responses. These products are designed and priced for small organizations and are marketed directly by the Company and through a wide variety of channel partners. The Company was originally incorporated under the name Roving Software Incorporated and subsequently began doing business under the trade name Constant Contact in 2004. In 2006, the Company changed its name to Constant Contact, Inc.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
The condensed balance sheet at December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1, File Number 333-144381 on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s financial position as of September 30, 2007 and results of operations for the three and nine months ended September 30, 2006 and 2007 and cash flows for the nine months ended September 30, 2007 and September 30, 2006 have been made. The results of operations and cash flows for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2007.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from these estimates.

Software and Web Site Development Costs
The Company follows the guidance of Emerging Issues Task Force (“EITF”) Issue No. 00-2, Accounting for Website Development Costs and EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. Based on the criteria set forth in these two pronouncements, the Company follows Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in accounting for the development costs of its on-demand solution and web site development costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use.
Costs associated with the development of internal use software that were capitalized during the three and nine months ended September 30, 2007 were $155 and $379, respectively. Capitalized costs for the three and nine months ended September 30, 2006 were $133 and $368, respectively.
Redeemable Convertible Preferred Stock Warrant (including Change in Accounting Principle)
On June 29, 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (“FSP 150-5”). FSP 150-5 affirms that warrants of this type are subject to the requirements in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), regardless of the redemption price or the timing of the redemption feature. Therefore, under SFAS 150, the freestanding warrant to purchase the Company’s redeemable convertible preferred stock is a liability that must be recorded at fair value. The Company adopted FSP 150-5 as of July 1, 2005. The warrant is subject to remeasurement at each balance sheet date and any change in fair value (determined using the Black-Scholes option pricing model) is recognized as other expense. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or the expiration of the warrant.
Comprehensive Income (Loss)
Comprehensive loss includes net loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss is unrealized gains and losses on available-for-sale securities. The Company had no unrealized gains or losses as of December 31, 2006. As of September 30, 2007, the Company had an unrealized gain of $1. There were no realized gains or losses recorded to net loss for any of the three or nine month periods ended September 30, 2007 and 2006.
Net Loss Attributable to Common Stockholders Per Share
Basic and diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of unrestricted common shares outstanding for the period.
The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact:

	September 30,
	2007	2006
Options to purchase common stock	1,850,464	1,458,095
Warrants to purchase common or redeemable convertible preferred stock	156,520	282,224
Restricted shares	108,007	192,010

Redeemable convertible preferred stock	17,146,697	17,146,697

Total options, warrants, restricted shares and redeemable convertible preferred stock exercisable or convertible into common stock	19,261,688	19,079,026

The pro forma basic and diluted net loss per share calculations assume the exercise of the preferred stock warrant into shares of preferred stock and the conversion of all shares of preferred stock into shares of common stock as if the exercise and conversion had occurred at the beginning of the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator
Net loss attributable to common stockholders	$(1,962)	$(1,780)	$(7,974)	$(7,818)
Add: Accretion of redeemable convertible preferred stock	271	259	789	3,529
Add: Changes in fair value associated with redeemable convertible preferred stock warrant	971	58	1,809	425

Pro forma net loss	$(720)	$(1,463)	$(5,376)	$(3,864)

Denominator
Weighted average shares outstanding used in computing per share amounts: basic and diluted	3,871,935	3,524,260	3,803,818	3,383,023
Add: Adjustments to reflect assumed weighted effect of exercise and subsequent conversion of warrant for redeemable convertible preferred stock	156,000	156,000	156,000	156,000
Add: Adjustments to reflect assumed weighted effect of conversion of redeemable convertible preferred stock	17,146,697	17,100,278	17,146,697	15,519,833

Pro forma weighted average shares outstanding used in computing per share amounts: basic and diluted	21,174,632	20,780,538	21,106,515	19,058,856

Pro forma net loss per share: basic and diluted	$(0.03)	$(0.07)	$(0.25)	$(0.20)

Accounting for Stock-Based Compensation (including Change in Accounting Principle)
Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”) , a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) , and related interpretations. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) , and related interpretations. SFAS 123R requires all share-based compensation to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable service period. The Company adopted the prospective transition method which does not result in restatement of previously issued financial statements and requires only new awards or awards that are modified, repurchased or canceled after the effective date to be accounted for under the provisions of SFAS 123R. Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements according to the provisions of APB 25 and related interpretations. Pursuant to the income tax provisions included in SFAS 123R, the Company has elected the “short-cut method” of computing its hypothetical pool of additional paid-in capital that is available to absorb future tax benefit shortfalls.

Income Taxes
Income taxes are provided for tax effects of transactions reported in the financial statements and consist of income taxes currently due plus deferred income taxes related to timing differences between the basis of certain assets and liabilities for financial and income tax reporting. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
Recent Accounting Pronouncements
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that SFAS 159 may have on the Company’s financial statements taken as a whole.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing SFAS 157 and has not yet determined the impact, if any, that its adoption will have on its result of operations or financial condition.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007 and its adoption did not have an effect on its results of operations and financial condition.

3. Property and Equipment
Property and equipment consisted of the following:

	September 30,	December 31,
	2007	2006
Computer equipment	$6,665	$5,137
Software	3,480	2,754
Furniture and fixtures	1,307	1,015
Leasehold improvements	527	160

Total property and equipment	11,979	9,066
Less: Accumulated depreciation and amortization	(5,965)	4,109

Property and equipment, net	$6,014	$4,957

Depreciation and amortization expense was $715 and $1,856 for the three and nine months ended September 30, 2007, respectively, and $392 and $1,058 for the three and nine months ended September 30, 2006, respectively.
4. Notes Payable
The following is a summary of notes payable:

	September 30,	December 31
	2007	2006
Notes payable to a financial institution in monthly installments through June 2010	$2,718	$702
Less: Current portion	(1,371)	449

Long-term portion	$1,347	$253

As of September 30, 2007 aggregate maturities of notes payable are as follows:

Remainder of 2007	$338	$449
2008	1,337	253
2009	938	—
2010	105	—

	$2,718	$702

The Company has a term loan for the acquisition of property and equipment with a certain financial institution (the “Agreement”) which, as of December 31, 2006, had no additional borrowing capacity. In March 2007, the Company entered into the Sixth Loan Modification Agreement (the “Loan Modification Agreement”). The Loan Modification Agreement established additional borrowing availability of $5,000 for the acquisition of property and equipment and modified certain terms and covenants. The new financial covenants are minimum net revenue requirements and a funded debt ratio requirement. The Company was in compliance with the covenants as of September 30, 2007.
Each advance under the Agreement is payable ratably in monthly installments and is due three years from the date of the advance. The advances bear interest at a rate of prime plus 2% (9.75% at September 30, 2007). The interest rate decreases to prime plus 1.5% upon the occurrence of a profitability event (defined as three consecutive months with a net profit of at least $1.00). Borrowings under the Agreement are collateralized by substantially all of the assets of the Company.
In connection with this Loan Modification Agreement, the Company also agreed to extend the term of a warrant held by the financial institution for a period of seven years from the date of the modification. The Company estimated the incremental fair value related to the modification of the warrant using the Black-Scholes pricing model and determined it to be immaterial.

In October 2007, the Company used approximately $2,600 of proceeds from its initial public offering to repay all outstanding debt under a term loan facility (Note 11).
5. Stockholders’ Deficit
Common Stock
In August 2007, the pricing committee of the Company’s board of directors, pursuant to delegated authority, approved a 1.3-for-1 stock split of the Company’s common stock, which became effective in September 2007. All references to share and per share amounts have been adjusted retroactively to reflect the stock split.
On October 9, 2007, the Company closed its initial public offering of 7,705,000 shares of common stock at an offering price of $16.00 per share, of which 6,199,845 shares were sold by the Company and 1,505,155  shares were sold by the selling stockholders, raising proceeds to the Company of approximately $90,500, net of underwriting discounts and offering costs (Note 11).
At the close of the initial public offering, the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 17,146,697 shares of common stock and a warrant to purchase redeemable convertible preferred stock was exercised and converted to 156,000 shares of common stock.

Warrants
In connection with certain equity financings, the Company granted warrants to purchase 257,742 shares of common stock at exercise prices ranging from $1.21-$1.38 per share. These common stock warrants were due to expire on varying dates through October 2008, or the effective date of a merger or consolidation of the Company with another entity or the sale of all or substantially all of the Company’s assets. Warrants to purchase 125,703 shares of common stock were outstanding at December 31, 2006. These warrants were exercised during the nine months ended September 30, 2007 and, as of September 30, 2007, none of the warrants remain outstanding.
In connection with the term loan for the acquisition of property and equipment, the Company granted a warrant to purchase 520 shares of common stock at an exercise price of $0.38 per share. The warrant, originally due to expire in November 2007, was extended until March 2014. As of September 30, 2007 the warrant remains outstanding.
In connection with the Series B financing, the Company granted to a consultant a warrant to purchase 120,000 shares of Series B at a price of $0.50 per share. The warrant was due to expire on the earliest to occur of November 27, 2007, or immediately prior to the closing of a merger, sale of assets, or consolidation of the Company by another entity, or immediately prior to the closing date of an initial public offering of the Company’s common stock. The Company accounts for the Series B warrant in accordance with the guidance in FSP 150-5. The guidance provides that warrants for shares that are redeemable are within the scope of SFAS 150 and should be accounted for as a liability and reported at fair value each reporting period until exercised. At September 30, 2007, the Company used the Black-Scholes option-pricing model to estimate the fair value of the Series B warrant to be $2,437. During the three and nine months ended September 30, 2007, the Company recorded a charge to other expense of $971 and $1,809, respectively relating to the change in carrying value of the Series B warrant. During the three and nine months ended September 30, 2006, the Company recorded a charge to other expense of $58 and $425, respectively relating to the change in carrying value of the Series B warrant. At September 30, 2007, the entire warrant remained outstanding. As of the close of the Company’s initial public offering, the warrant was exercised for 120,000 shares of redeemable convertible preferred stock which automatically converted into 156,000 shares of common stock. The Company will record a final charge to other expense of approximately $2,100 in the fourth quarter of 2007 for the change in fair value between September 30, 2007 and October 9, 2007, the date of exercise.
6. Stock-Based Awards
Stock Incentive Plans
The Company has two stock incentive plans. The Company’s 2007 Stock Incentive Plan (“2007 Plan”), was adopted by the board of directors on September 4, 2007 and approved by its stockholders on September 6, 2007. The 2007 Plan permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company reserved 1,500,000 shares of its common stock for the issuance under the 2007 Plan. In addition, the 2007 Plan contains an evergreen provision that allows for an annual increase in the number of shares available for issuance on the first day of each year beginning in 2008 and ending on the second day of 2017. The increase is based on a formula and cannot exceed 700,000 shares of common stock per year.
The Company’s 1999 Stock Incentive Plan, as amended (“1999 Plan”) provided for the grant of incentive stock options and non-statutory stock options, restricted stock and other stock-based awards for the purchase of up to 5,604,353 shares of common stock, to employees, officers, directors, consultants and advisors of the Company. The 1999 Plan was administered by the board of directors or a committee appointed by the board of directors. In connection with the adoption of the 2007 Plan, the board of directors determined not to grant any further awards under the 1999 Plan subsequent to the closing of the Company’s initial public offering. However, any shares of common stock reserved for issuance under the 1999 Plan that remain available for issuance at the time of the discontinuance and any shares of common stock subject to awards under the 1999 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased by the Company will be added to the number of shares available under the 2007 Plan up to a specified number of shares. At September 30, 2007, 792,924 shares of common stock are reserved for issuance under the 1999 Plan.

Under SFAS No. 123(R) the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected term assumption is based on the simplified method for estimating expected term for awards that qualify as “plain-vanilla” options under SAB 107, Share Based Payment. Expected volatility is based on historical volatility of the publicly traded stock of a peer group of companies analyzed by the Company. The risk-free interest rate is determined by reference to U.S. Treasury yields at or near the time of grant for time periods similar to the expected term of the award. The relevant data used to determine the value of the stock option grants is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Stock Options	2007	2006	2007	2006
Dividend yield	None	None	None	None
Expected volatility	55.9%	64.9%	63.2%	64.9%
Risk-free interest rate	4.4%	4.6%	4.6%	4.85%
Expected life (in years)	6.1	6.1	6.1	6.1
Weighted-average fair value at grant date	$5.50	$1.70	$3.63	$1.24
A summary of stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding
Balance at December 31, 2006	1,702,007	$1.57	8.4	$2,505
Granted	466,896	5.85
Exercised	(176,917)	0.33
Forfeited	(141,522)	0.73

Balance at September 30, 2007	1,850,464	$2.84	8.23	$12,514

Exercisable at December 31, 2006	408,582	$2.22	6.9	$338
Exercisable at September 30, 2007	573,178	$2.00	6.9	$4,356
The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 was $705.
Under the provisions of SFAS 123R, the Company recognized stock-based compensation expense on all employee awards in the following categories:

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2007	2006
Cost of revenue	$20	$8
Research and development	49	6
Sales and marketing	36	8
General and administrative	65	2

	$170	$24

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2007	2006
Cost of revenue	$46	$11
Research and development	99	10
Sales and marketing	71	14
General and administrative	157	3

	$373	$38

The unrecognized compensation expense associated with outstanding stock options at September 30, 2007 and December 31, 2006 was $2,308 and $1,030, respectively, which is expected to be recognized over a weighted-average period of 3.3 and 3.7 years as of September 30, 2007 and December 31, 2006, respectively.
Stock Purchase Plan
The Company’s 2007 employee stock purchase plan (the “Purchase Plan”) was adopted by the board of directors and approved by its stockholders in September 2007 and became effective upon the completion of the initial public offering. The Purchase Plan will be administered by the board of directors or by a committee appointed by the board of directors. All employees, including directors who are employees and all employees of participating subsidiaries, who have been employed for at least three months prior to enrolling in the purchase plan, who are employees on the first day of the purchase plan period, and whose customary employment is for more than 30 hours a week and more than five months in any calendar year, will be eligible to participate in the purchase plan. The Company will make one or more offerings to employees to purchase stock under the purchase plan. Offerings will begin on each of January 1 and July 1 at which date a six-month purchase plan period will commence and payroll deductions will be made and held for the purchase of the common stock at the end of such purchase plan period. The first offering commencement date will begin on January 1, 2008. The Company reserved a total of 350,000 shares of common stock for issuance to participating employees under the Purchase Plan.
Restricted Stock
During the year ended December 31, 2005, the Company sold 192,010 shares of restricted stock to a certain employee. The vesting of this award is time-based and restrictions lapse over four years. The Company did not record compensation expense because the shares were sold at fair value. At December 31, 2006, 144,008 shares remained unvested and no shares had been forfeited during 2006. At September 30, 2007, 108,007 shares remained unvested.
7. Income Taxes
As a result of losses incurred, the Company did not provide for any income taxes in the three and nine month periods ended September 30, 2007 and 2006.
The Company had gross deferred tax assets of $12,800 million at December 31, 2006 which did not change significantly at September 30, 2007 other than an increase due to the net loss generated for the nine months ended September 30, 2007. As required by SFAS No. 109,“Accounting for Income Taxes,” management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets. Management has determined that it is more likely than not that the Company will not be able to recognize the benefits of its federal deferred tax assets, and as a result, a full valuation allowance has been established. The future utilization of the Company’s net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company is in the process of conducting a study to determine whether such an ownership change has occurred. However, until the study is completed and any adjustment is known, no amounts are being presented as uncertain tax positions under FIN 48. However, changes in the unrecognized tax position, if any, will have no impact on the effective tax rate due to the existence of the full valuation allowance.
On January 1, 2007, the Company adopted the provisions of FIN 48. The Company has not recorded any amounts for unrecognized tax benefits as of January 1, 2007 or September 30, 2007. In addition, the Company did not record any amount for the implementation of FIN 48. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of January 1, 2007 and September 30, 2007, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2003 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years.
8. Accrued Expenses

	September 30,	December 31,
	2007	2006
Payroll and payroll related	$1,026	$694
Licensed software and maintenance	619	562
Marketing programs	865	509
Other accrued expenses	1,306	641

	$3,816	$2,406

9. Commitments and Contingencies
Operating Leases
The Company leases its office space under a noncancelable operating lease expiring in 2010. In February 2007, the Company entered into the third amendment of its office lease in order to expand its existing premises. The modified lease arrangement required a $92 increase in the security deposit. To satisfy the increased security deposit requirement, the Company increased the letter of credit issued for the benefit of the holder of the lease and the related restricted cash arrangement securing the letter of credit. As a result of the amendment, the future lease commitments increased by $183, $372, $385, and $294 for 2007, 2008, 2009 and 2010, respectively.
As of September 30, 2007, future minimum lease payments under noncancelable operating leases for the years ending December 31 are as follows:

Remainder of 2007	$303
2008	1,281
2009	1,324
2010	999

$3,907

Hosting Services
The Company has an agreement with a vendor to provide specialized space and related services from which the Company hosts its software application. As of December 31, 2006, the agreement required future minimum payments of $561 and $339 in 2007 and 2008, respectively. In September 2007, the Company entered into an agreement with the vendor to lease additional space and related services through October 2009. As a result, future payments will increase by $58, $345 and $288 in 2007, 2008 and 2009, respectively.
In July 2007, the Company entered into an agreement with a second vendor to provide space and related services in a second facility. As of September 30, 2007 the agreement requires future minimum payments of $34, $311, $845, $866, $888 and $755 in 2007, 2008, 2009, 2010, 2011, and 2012, respectively.
Letters of Credit
As of September 30, 2007 and December 31, 2006, the Company maintained a letter of credit totaling $308 and $216, respectively, for the benefit of the holder of the Company’s facilities lease. The holder can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $358 as of September 30, 2007 and $266 as of December 31, 2006 to secure the letter of credit and as collateral on customer credit card deposits. This amount was classified as restricted cash in the balance sheet at September 30, 2007 and December 31, 2006.
Indemnification Obligations
The Company enters into standard indemnification agreements with its channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of September 30, 2007, the Company does not expect it will incur any significant liabilities under these indemnification agreements.
10. Related Party
An executive of the Company served as a director of a channel partner and vendor to the Company from December 2003 through May 2007. In the three and nine months ended September 30, 2007, the Company’s aggregate payments to this channel partner and vendor for customer referrals and template design services were $8 and $22, respectively. In the three and nine months ended September 30, 2006, the Company’s aggregate payments to this channel partner and vendor for customer referrals and template design services were $37 and $132, respectively.
One of the Company’s directors is a general partner of a venture capital firm that owns, through affiliated investment entities, approximately 13% of the outstanding common stock of one of the Company’s vendors. Another of the general partners of that venture capital firm is a member of the board of directors of that same vendor. In the three and nine months ended September 30, 2007, the Company’s aggregate payments to this vendor were $399 and $496, respectively. In the three and nine months ended September 30, 2006, the Company’s aggregate payments to this vendor were $192 and $250, respectively.
11. Subsequent Events
Initial Public Offering
On October 9, 2007, the Company closed its initial public offering of 7,705,000 shares of common stock at an offering price of $16.00 per share, of which 6,199,845 shares were sold by the Company and 1,505,155 shares were sold by the selling stockholders, raising proceeds to the Company of approximately $90,500, net of underwriting discounts and offering costs.

At the close of the initial public offering, the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 17,146,697 shares of common stock and a warrant to purchase redeemable convertible preferred stock was exercised and converted into 156,000 shares of common stock. As of October 2007, the related warrant liability of approximately $4,500 was transferred to additional paid-in capital.
The Company used approximately $2,600 of net proceeds from the public offering to repay all of the outstanding principal and interest under a term loan facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006 included in the final prospectus for our initial public offering dated October 2, 2007, filed with the Securities and Exchange Commission, or SEC, on October 3, 2007. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
Constant Contact is a leading provider of on-demand email marketing and online survey products for small organizations, including small businesses, associations and non-profits. Our customers use our flagship email marketing product to effectively and efficiently create, send and track professional and affordable permission-based email marketing campaigns. Our customers use these campaigns to build stronger relationships with their customers, clients and members, increase sales and expand membership. Our email marketing product incorporates a wide range of customizable templates to assist in campaign creation, user-friendly tools to import and manage contact lists and intuitive reporting to track campaign effectiveness. In June 2007, we introduced an online survey product that complements our email marketing product and enables small organizations to easily create and send surveys and effectively analyze responses. We provide our customers with a high level of support delivered via phone, chat, email and our website.
We provide our products on an on-demand basis through a standard web browser. This model enables us to deploy and maintain a secure and scalable application that is easy for our customers to implement at compelling prices. Our email marketing customers pay a monthly subscription fee that generally ranges between $15 per month and $150 per month based on the size of the customers’ contact lists and, in some cases, volume of mailings. Our survey product is similarly priced.
We measure our customer base as the number of email marketing customers that we bill directly in the last month of a period. These customers include all types of small organizations including retailers, restaurants, day spas, law firms, consultants, non-profits, religious organizations, alumni associations and other small businesses and organizations. We add customers through a variety of paid and unpaid sources. Our paid sources include online marketing through search engines, advertising networks and other sites; offline marketing through radio advertising, local seminars and other marketing efforts; and contractual relationships with channel partners. Our unpaid sources of customer acquisition include referrals from our growing customer base, general brand awareness and the inclusion of a link to our website in the footer of emails sent by our customers.
We were incorporated in Massachusetts in August 1995 under the name Roving Software Incorporated. We reincorporated in Delaware in July 2000 and changed our name to Constant Contact, Inc. in December 2006. Our on-demand product was first offered commercially in 2000.

Sources of Revenue
We derive our revenue principally from subscription fees from our email marketing customers. Our revenue is driven primarily by the number of paying customers and the subscription fees for our products and is not concentrated within any one customer or group of customers. We do not require our customers to commit to a contractual term; however, our customers are required to prepay for subscriptions on a monthly, semi-annual, or annual basis by providing a credit card or check for payment. Payments are recorded initially as deferred revenue and then recognized as earned revenue on a daily basis over the prepaid subscription period.
We also generate a small amount of revenue from professional services which primarily consist of the creation of customized templates for our customers. Revenue generated from professional services accounted for less than 2% of gross revenue for each of the three and nine months ended September 30, 2007 and 2006.
Cost of Revenue and Operating Expenses
We allocate certain overhead expenses, such as rent, utilities, office supplies and depreciation of general office assets to cost of revenue and operating expense categories based on headcount. As a result, an overhead expense allocation is reflected in cost of revenue and each operating expense category.
Cost of Revenue. Cost of revenue consists primarily of wages and benefits for software operations and customer support personnel, credit card processing fees, and depreciation, maintenance and hosting of our software applications underlying our product offerings. We allocate a portion of customer support costs relating to assisting trial customers to sales and marketing expense.
The expenses related to our hosted software applications are affected by the number of customers who subscribe to our products and the complexity and redundancy of our software applications and hosting infrastructure. We expect these expenses to increase in absolute dollars as we continue to increase our number of customers over time.
Research and Development. Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on both improving ease of use and functionality of our existing products as well as developing new offerings. We primarily expense research and development costs. The small percentage of direct development costs related to software enhancements which add functionality are capitalized and depreciated as a component of cost of revenue. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our product offerings, but decrease as a percentage of revenue as we continue to grow.
Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees, and the portion of customer support costs that relate to assisting trial customers. Advertising costs consist primarily of pay-per-click payments to search engines, other online and offline advertising media, including radio and print advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships, and event costs. Our advertising and promotional expenditures have historically been highest in the fourth quarter of each year as this reflects a period of increased sales and marketing activity for many small organizations. In order to continue to grow our business and increase brand and category awareness, we expect to continue to commit substantial resources to our sales and marketing efforts. As a result, we expect that sales and marketing expense will increase in absolute dollars but decrease as a percentage of revenue as we continue to grow.
General and Administrative. General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology support, finance and accounting personnel, professional fees, other taxes and other corporate expenses. We expect to continue to add personnel in connection with the growth of our business. In addition, we anticipate that we will also incur additional personnel expense, professional service fees, including auditing and legal, and insurance costs related to operating as a public company. Therefore, we expect that our general and administrative expenses, in total, will increase in absolute dollars but remain consistent as a percentage of revenue as we continue to grow and operate as a public company.
During the nine months ended September 30, 2007, we incurred approximately $1.3 million of expenses related to our planned initial public offering, including professional fees and filing fees. We have capitalized most of these expenses. In addition, we purchased and migrated to a new general ledger system, at a capitalized cost of approximately $100,000, which better supports our implementation of the necessary accounting controls needed for compliance with Section 404 of the Sarbanes-Oxley Act. We have also engaged a professional services firm to help us prepare for the 2008 internal controls testing related to Section 404 of the Sarbanes-Oxley Act and we expect to incur approximately $275,000 of expense with this firm between October 2007 and December 2008 relating to the assessment, documentation and testing of our internal controls.
Critical Accounting Policies
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our significant accounting policies, which are described in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, the following accounting policies involve the most judgment and complexity.
•	Revenue recognition

•	Income Taxes

•	Software and website development costs

•	Stock-based compensation
Accordingly, we believe the policies set forth above are critical to aid in fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.
There have been no material changes in our critical accounting policies since December 31, 2006. For further information please see the discussion of critical accounting policies included in our Registration Statement on Form S-1, file number 333-144381, on file with the SEC.
Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Revenue. Revenue for the three months ended September 30, 2007 was $13.5 million, an increase of $6.3 million, or 87% over revenue of $7.2 million for the three months ended September 30, 2006. The increase in revenue resulted primarily from an 88% increase in the number of average monthly email marketing customers offset by a slight decrease in average revenue per customer. Average monthly email marketing customers increased to 134,459 in the three months ended September 30, 2007 from 71,431 in the three months ended September 30, 2006, while average revenue per customer in the three months ended September 30, 2007 decreased to $33.51 from $33.78 in the three months ended September 30, 2006. We calculate our average revenue per email marketing customer per fiscal period by first averaging the beginning and ending number of email marketing customers for each month in the applicable fiscal period, then taking an average of these average customers and dividing this average of the averages into our revenue for the applicable fiscal period.
Cost of Revenue. Cost of revenue for the three months ended September 30, 2007 was $3.4 million, an increase of $1.4 million, or 68%, over cost of revenue of $2.0 million for the three months ended September 30, 2006. As a percentage of revenue, cost of revenue was 25% for the three months ended September 30, 2007 and 28% for the three months ended September 30, 2006. The increase in absolute dollars primarily resulted from an 88% increase in the number of average monthly email marketing customers which resulted in increased hosting and operations expense and customer support costs. Of the increase in cost of revenue, $800,000 resulted from increased personnel costs attributable to additional employees in our customer support and operations groups to support customer growth. Additionally, $308,000 resulted from increased depreciation, hosting and maintenance costs as a result of scaling and added capacity to our hosting infrastructure, and $204,000 related to increased credit card fees due to a higher volume of billing transactions.
Research and Development Expenses. Research and development expenses for the three months ended September 30, 2007 were $2.5 million, an increase of $1.0 million, or 66%, over research and development expenses of $1.5 million for the three months ended September 30, 2006. The increase was due to additional personnel related costs of $1.0 million because we increased the number of research and development employees to further enhance our products.
Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2007 were $6.7 million, an increase of $2.0 million, or 45%, over sales and marketing expenses of $4.7 million for the three months ended September 30, 2006. The increase was primarily due to increased advertising and promotional expenditures of $806,000 due to continued expansion of our multi-channel marketing strategy. Additionally personnel related costs increased by $706,000 because we added employees to accommodate the growth in sales leads.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2007 were $1.6 million, an increase of $1.0 million, or 152%, over general and administrative expenses of $633,000 for the three months ended September 30, 2006. The increase was due primarily to additional personnel related costs of $290,000 because we increased the number of general and administrative employees to support our overall growth, as well as a one-time payment of $225,000 to close out an obligation related to a 1999 stock placement agreement. We also incurred increased accounting and audit fees as we prepared to support the reporting requirements of a public company.
Interest and Other Income (Expense), Net. Interest and other income (expense), net for the three months ended September 30, 2007 was $(910,000), an increase of $1.0 million, or 970%, from interest and other income (expense), net of $105,000 for the three months ended September 30, 2006. The increase was primarily due to a $913,000 increase in the expense related to the change in the fair value of the redeemable convertible preferred stock warrant. We account for an outstanding redeemable convertible preferred stock warrant as a liability held at fair market with changes in value recorded as a component of other expense. In October 2007, the preferred stock warrant was exercised and converted into common stock. In the fourth quarter of 2007, we will take a final charge of $2.1 million for the change in fair value between September 30, 2007 and October 9, 2007, the date the warrant was exercised.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Revenue. Revenue for the nine months ended September 30, 2007 was $34.6 million, an increase of $15.5 million, or 82% over revenue of $19.1 million for the nine months ended September 30, 2006. The increase in revenue resulted primarily from an 86% increase in the number of average monthly email marketing customers, offset by a slight decrease in average revenue per customer. Average monthly email marketing customers increased to 114,960 in the nine months ended September 30, 2007 from 61,954 in the nine months ended September 30, 2006, while average revenue per customer in the nine months ended September 30, 2007 decreased to $33.47 from $34.20 in the nine months ended September 30, 2006.
Cost of Revenue. Cost of revenue for the nine months ended September 30, 2007 was $9.3 million, an increase of $3.9 million, or 72%, over cost of revenue of $5.4 million for the nine months ended September 30, 2006. As a percentage of revenue, cost of revenue was 27% for the nine months ended September 30, 2007 and 28% for the nine months ended September 30, 2006. The increase in absolute dollars primarily resulted from an 86% increase in the number of average monthly email marketing customers which resulted in increased hosting and operations expense and customer support costs. Of the increase in cost of revenue, $2.3 million resulted from increased personnel costs attributable to additional employees in our customer support and operations groups to support customer growth and to increase the quality and range of support options available to customers. Additionally, $667,000 resulted from increased depreciation, hosting and maintenance costs due to scaling and adding capacity to our hosting infrastructure, and $594,000 related to increased credit card fees due to a higher volume of billing transactions.
Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2007 were $7.5 million, an increase of $3.2 million or 74%, over research and development expenses of $4.3 million for the nine months ended September 30, 2006. The increase was primarily due to additional personnel related costs of $2.5 million because we increased the number of research and development employees to further enhance our products. Additional consulting and contractor fees of $377,000 also contributed to the increase due to the use of these resources to supplement our own personnel.
Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2007 were $19.5 million, an increase of $7.8 million, or 66%, over sales and marketing expenses of $11.7 million for the nine months ended September 30, 2006. The increase was primarily due to increased advertising and promotional expenditures of $4.4 million because we expanded our multi-channel marketing strategy in order to increase awareness of our brand and products and to add new customers. Additional personnel related costs of $2.1 million also contributed to the increase as we added employees to accommodate the growth in sales leads and to staff our expanded marketing efforts.
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2007 were $4.0 million, an increase of $2.3 million, or 132%, over general and administrative expenses of $1.7 million for the nine months ended September 30, 2006. The increase was due primarily to additional personnel related costs of $902,000 because we increased the number of general and administrative employees to support our overall growth, as well as a one-time payment of $225,000 to close out an obligation related to 1999 stock placement agreement. We also incurred increased accounting and audit fees as we prepared to support the reporting requirements of a public company.
Interest and Other Income (Expense), Net. Interest and other income (expense), net for the nine months ended September 30, 2007 was $(1.5) million, an increase of $1.3 million, or 667%, from interest and other income (expense), net of $(201,000) for the nine months ended September 30, 2006. The increase was due to a $1.4 million increase in the expense related to the change in the fair value of the redeemable convertible preferred stock warrant primarily offset by a $120,000 increase in interest income from investments in marketable securities and cash equivalents. We account for an outstanding redeemable convertible preferred stock warrant as a liability held at fair market with changes in value recorded as a component of other expense. In October 2007, the preferred stock warrant was exercised and converted into common stock. In the fourth quarter of 2007, we will take a final charge of $2.1 million for the change in fair value between September 30, 2007 and October 9, 2007, the date the warrant was exercised. The increase in interest income was primarily due to an increase in the balance of investments and cash equivalents as a result of an equity funding which was completed in the second and third quarters of 2006.
Liquidity and Capital Resources
At September 30, 2007, our principal sources of liquidity were cash and cash equivalents and marketable securities of $12.5 million.
Since our inception we have financed our operations primarily through the sale of redeemable convertible preferred stock, issuance of convertible promissory notes, borrowings under credit facilities and, to a lesser extent, cash flow from operations. Subsequent to the end of our third quarter of 2007, on October 9, 2007, we completed our initial public offering, in which we sold and issued 6,199,845 shares of common stock at a price of $16.00 per share. We raised approximately $90.5 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering costs. Additionally, we used $2.6 million of proceeds to repay our outstanding principal and interest under our term loan facility. In the future, we anticipate that our primary sources of liquidity will be cash generated from our operating activities.

Cash Provided By Operating Activities
Net cash provided by operating activities was $1.7 million for the nine months ended September 30, 2007 as compared to $329,000 for the nine months ended September 30, 2006. Net cash provided by operating activities for the nine months ended September 30, 2007 consisted of the contribution from working capital accounts of $5.0 million and non-cash charges of $3.9 million partially offset by the net loss of $7.2 million. The contribution from working capital accounts was due to an increase in deferred revenue of $3.7 million and an increase in accounts payable and accrued expenses of $2.1 million, partially offset by an increase in prepaid expenses and other current assets of $783,000. The non-cash charges consisted primarily of depreciation and amortization of $1.9 million, the change in fair value of the redeemable convertible preferred stock warrant of $1.8 million, and stock based compensation expense of $373,000. Net cash provided by operating activities for the nine months ended September 30, 2006 consisted of the contribution from working capital accounts of $3.1 million and non-cash charges of $1.5 million partially offset by the net loss of $4.3 million. Working capital accounts contributed cash due to an increase in deferred revenue of $1.9 million and in increase in accounts payable and accrued expenses of $1.4 million partially offset by a net increase in prepaid expenses and other assets of $275,000. The non-cash charges consisted primarily of depreciation and amortization of $1.1 million and the change in fair value of the redeemable convertible preferred stock warrant of $425,000
Cash Used in Investing Activities
Net cash used in investing activities was $5.0 million for the nine months ended September 30, 2007 compared to $2.8 million for the nine months ended September 30, 2006. Net cash used in investing activities during the nine months ended September 30, 2007 consisted primarily of cash paid to purchase property and equipment of $2.9 million and net cash paid to purchase marketable securities of $2.0 million. Net cash used in investing activities during the nine months ended September 30, 2006 consisted of net cash paid to purchase property and equipment of $2.9 million.
Cash Provided by Financing Activities
Net cash provided by financing activities was $901,000 for the nine months ended September 30, 2007. Proceeds from additional borrowings under the term loan facility of $2.8 million and proceeds from the exercise of stock options and warrants of $214,000 were partially offset by payments of issuance costs of $1.3 million for our contemplated initial public offering of common stock and repayment of outstanding borrowings of $772,000. We capitalized the issuance costs for our contemplated initial public offering and, as of September 30, 2007, these amounts are included in prepaid expenses and other current assets. Net cash provided by financing activities was $14.6 million for the nine months ended September 30, 2006 and primarily consisted of net proceeds from the issuance of Series C redeemable convertible preferred stock of $14.9 million partially offset by repayment of outstanding borrowings under the term loan facility of $466,000.
Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due In
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)
Notes payable(1)	2,718	1,371	1,347	0	0
Operating lease obligations	3,907	1,254	2,653	0	0
Contractual commitments	4,851	965	2,906	980	0

(1)	In October 2007, we used proceeds from our initial public offering to repay the outstanding principle and interest under our term loan of approximately $2.6 million.

Our future capital requirements may vary materially from those now planned and will depend on many factors, including, but not limited to, development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the establishment of additional offices in the United States and worldwide and the building of infrastructure necessary to support our growth, the response of competitors to our products and our relationships with suppliers and clients. Since the introduction of our on-demand email marketing product in 2000, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future.
We believe that our current cash and cash equivalents and marketable securities, as well as net proceeds received from the completion of our initial public offering in October 2007 of approximately $90.5 million, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may need to raise additional funds through borrowings or a secondary offering to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities in a secondary offering, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.
During the last three years, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
Recent Accounting Pronouncements
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that SFAS 159 may have on our financial statements taken as a whole.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently assessing SFAS 157 and has not yet determined the impact, if any, that its adoption will have on our result of operations or financial condition.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.

FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. We adopted FIN 48 on January 1, 2007 and the adoption did not have an effect on our results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. We bill our customers in U.S. dollars and receive payment predominantly in U.S. dollars. Accordingly, our results of operations and cash flows are not subject to fluctuations due to changes in foreign currency exchange rates.
Interest Rate Sensitivity. Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our marketable securities, which are primarily short-term investment grade and government securities, and our notes payable, we believe that there is no material risk of exposure.
Item 4T. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in our opinion, would have a would have a material adverse effect on our business, results of operations or financial condition.
Item 1A. Risk Factors
Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
If we are unable to attract new customers and retain existing customers on a cost-effective basis, our business and results of operations will be affected adversely.
To succeed, we must continue to attract and retain a large number of customers on a cost-effective basis, many of whom have not previously used an email marketing service. We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website and including a link to our website in substantially all of our customers’ emails. In addition, many of our new customers are referred to us by existing customers. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.
Our business is substantially dependent on the market for email marketing services for small organizations.
We derive, and expect to continue to derive, substantially all of our revenue from our email marketing product for small organizations, including small businesses, associations and non-profits. As a result, widespread acceptance of email marketing among small organizations is critical to our future growth and success. The overall market for email marketing and related services is relatively new and still evolving, and small organizations have generally been slower than large organizations to adopt email marketing as part of their marketing mix. There is no certainty regarding how or whether this market will develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make email marketing convenient, effective and affordable. If small organizations determine that email marketing does not sufficiently benefit them, existing customers may cancel their accounts and new customers may decide not to adopt email marketing. In addition, many small organizations lack the technical expertise to effectively send email marketing campaigns. As technology advances, however, small organizations may establish the capability to manage their own email marketing and therefore have no need for our email marketing product. If the market for email marketing services fails to grow or grows more slowly than we currently anticipate, demand for our services may decline and our revenue would suffer.
U.S. federal legislation entitled Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 imposes certain obligations on the senders of commercial emails, which could minimize the effectiveness of our email marketing product, and establishes financial penalties for non-compliance, which could increase the costs of our business.
In December 2003, Congress enacted Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our customers’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our email marketing product. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our business. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs.
Evolving regulations concerning data privacy may restrict our customers’ ability to solicit, collect, process and use data necessary to conduct email marketing campaigns or to send surveys and analyze the results or may increase their costs, which could harm our business.
Federal, state and foreign governments have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing or use of consumers’ personal information. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. Other proposed legislation could, if enacted, prohibit the use of certain technologies that track individuals’ activities on web pages or that record when individuals click through to an Internet address contained in an email message. Such laws and regulations could restrict our customers’ ability to collect and use email addresses, page viewing data, and personal information, which may reduce demand for our products.
As Internet commerce develops, federal, state and foreign governments may draft and propose new laws to regulate Internet commerce, which may negatively affect our business.
As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to email marketing. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our customers in the form of increased subscription fees. In addition, federal, state and foreign governmental or regulatory agencies may decide to impose taxes on services provided over the Internet or via email. Such taxes could discourage the use of the Internet and email as a means of commercial marketing, which would adversely affect the viability of our products.
In the event we are unable to minimize our loss of existing customers or to grow our customer base by adding new customers, our operating results will be adversely affected.
Our growth strategy requires us to minimize the loss of our existing customers and grow our customer base by adding new customers. Customers cancel their accounts for many reasons, including a perception that they do not use our product effectively, the service is a poor value and they can manage their email campaigns without our product. In some cases, we terminate an account because the customer fails to comply with our standard terms and conditions. We must continually add new customers to replace customers whose accounts are cancelled or terminated, which may involve significantly higher marketing expenditures than we currently anticipate. If too many of our customers cancel our service, or if we are unable to attract new customers in numbers sufficient to grow our business, our operating results would be adversely affected.
As we expand our customer base through our marketing efforts, our new customers may use our products differently than our existing customers and, accordingly, our business model may not be as efficient at attracting and retaining new customers.
As we expand our customer base, our new customers may use our products differently than our existing customers. For example, a greater percentage of new customers may take advantage of the free trial period we offer but choose to use another form of marketing to reach their constituents. If our new customers are not as loyal as our existing customers, our attrition rate will increase and our customer referrals will decrease, which would have an adverse effect on our results of operations. In addition, as we seek to expand our customer base, we expect to increase our marketing spend in order to attract new customers, which will increase our operating costs. There can be no assurance that these marketing efforts will be successful.

The market in which we participate is competitive and, if we do not compete effectively, our operating results could be harmed.
The market for our products is competitive and rapidly changing, and the barriers to entry are relatively low. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices.
Our principal competitors include providers of email marketing products for small to medium size businesses such as Vertical Response, Inc., Broadwick Corporation (iContact, formerly Intellicontact), Emma, Inc., Got Corporation (Campaigner®), Lyris Technologies, Inc. and Topica Inc., as well as the in-house information technology capabilities of prospective customers. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, there are a number of other vendors that are focused on providing email marketing products for larger organizations, including Acxiom Digital (a division of Acxiom Corporation), Alterian Inc., Epsilon Data Management LLC (a subsidiary of Alliance Data Systems Corporation), ExactTarget, Inc., Responsys Inc., Silverpop Systems Inc. and CheetahMail, Inc. (a subsidiary of Experian Group Limited). While we do not compete currently with vendors serving larger customers, we may face future competition from these providers if they determine that our target market presents an opportunity for them. Finally, in the future, we may experience competition from Internet service providers, or ISPs, advertising and direct marketing agencies and other large established businesses, such as Microsoft Corporation, Google Inc. or Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these ISPs or other businesses could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering.
Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our potential competitors may have more extensive customer bases and broader customer relationships than we have. In addition, these companies may have longer operating histories and greater name recognition than we have. These competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. If we are unable to compete with such companies, the demand for our services could substantially decline.

If the delivery of our customers’ emails is limited or blocked, the fees we may be able to charge for our email marketing product may not be accepted by the market and customers may cancel their accounts.
ISPs can block emails from reaching their users. Recent releases of ISP software and the implementation of stringent new policies by ISPs make it more difficult to deliver our customers’ emails. We continually improve our own technology and work closely with ISPs to maintain our deliverability rates. If ISPs materially limit or halt the delivery of our customers’ emails, or if we fail to deliver our customers’ emails in a manner compatible with ISPs’ email handling or authentication technologies, then the fees we charge for our email marketing product may not be accepted by the market, and customers may cancel their accounts.
If economic or other factors negatively affect the small business sector, our customers may become unwilling or unable to maintain accounts with us, which could cause our revenue to decline and impair our ability to operate profitably.
Our email marketing and survey products are designed specifically for small organizations, including small businesses, associations and non-profits that frequently have limited budgets and are more likely to be significantly affected by economic downturns than their larger, more established counterparts. Small organizations may choose to spend the limited funds that they have on items other than our products. Moreover, if small organizations experience economic hardship, they may be unwilling or unable to expend resources on marketing, which would negatively affect the overall demand for our products and could cause our revenue to decline.
Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees whom we need to support our business.
Competition for highly skilled technical and marketing personnel is extremely intense, and we continue to face difficulty identifying and hiring qualified personnel in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, particularly in high-technology industries, often consider the value of any equity they may receive in connection with their employment. Any significant volatility in the price of our stock may adversely affect our ability to attract or retain highly skilled technical and marketing personnel.
In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business.
If we fail to promote and maintain our brand in a cost-effective manner, we may lose market share and our revenue may decrease.
We believe that developing and maintaining awareness of the Constant Contact brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future products and attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our industry increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and the effectiveness and affordability of our products for our target customer demographic. Historically, our efforts to build our brand have involved significant expense, and it is likely that our future marketing efforts will require us to incur additional significant expenses. Such brand promotion activities may not yield increased revenue and, even if they do, any revenue increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may lose our existing customers to our competitors or be unable to attract new customers, which would cause our revenue to decrease.

We depend on search engines to attract a significant percentage of our customers, and if those search engines change their listings or our relationship with them deteriorates or terminates, we may be unable to attract new customers, which would adversely affect our business and results of operations.
Many of our customers located our website by clicking through on search results displayed by search engines such as Google and Yahoo!. Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract a significant percentage of the customers we serve to our website. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer customers clicking through to our website, requiring us to resort to other costly resources to replace this traffic, which, in turn, could reduce our operating and net income or our revenue, harming our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, or our revenue could decline and our business may suffer. The cost of purchased search listing advertising is rapidly increasing as demand for these channels continues to grow quickly, and further increases could have negative effects on our financial results.
The success of our business depends on the continued growth and acceptance of email as a communications tool, and the related expansion and reliability of the Internet infrastructure. If consumers do not continue to use email, demand for our email marketing products may decline.
The future success of our business depends on the continued and widespread adoption of email as a primary means of communication. Security problems such as “viruses,” “worms” and other malicious programs or reliability issues arising from outages and damage to the Internet infrastructure could create the perception that email is not a safe and reliable means of communication, which would discourage consumers from using email. Consumers’ use of email also depends on the ability of ISPs to prevent unsolicited bulk email, or “spam,” from overwhelming consumers’ inboxes. In recent years, ISPs have developed new technologies to filter unwanted messages before they reach users’ inboxes. In response, spammers have employed more sophisticated techniques to reach consumers’ inboxes. Although companies in the anti-spam industry have started to address the techniques used by spammers, if security problems become widespread or frequent or if ISPs cannot effectively control spam, the use of email as a means of communication may decline as consumers find alternative ways to communicate. Any decrease in the use of email would reduce demand for our email marketing product and harm our business.
Various private spam blacklists have in the past interfered with, and may in the future interfere with, the effectiveness of our products and our ability to conduct business.
We depend on email to market to and communicate with our customers, and our customers rely on email to communicate with their constituents. Various private entities attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, ISPs and Internet protocol addresses associated with those entities or individuals, that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company’s Internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist.
Some of our Internet protocol addresses currently are listed with one or more blacklisting entities and, in the future, our Internet protocol addresses may also be listed with these and other blacklisting entities. There can be no guarantee that we will not continue to be blacklisted or that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our products and services and communicate with our customers and could undermine the effectiveness of our customers’ email marketing campaigns, all of which could have a material negative impact on our business and results of operations.

Any efforts we may make in the future to promote our services to market segments other than small organizations or to expand our product offerings beyond email marketing may not succeed.
To date, we have largely focused our business on providing our email marketing product for small organizations, but we may in the future seek to serve other market segments and expand our service offerings. We recently introduced our new survey product, which enables customers to create and send online surveys and analyze responses, and our add-on archiving service that enables our customers to archive their past email campaigns. Any efforts to expand beyond the small organization market or to introduce new products beyond our email marketing product, including our survey product, may not result in significant revenue growth, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business, which may harm our financial performance.
Our customers’ use of our products to transmit negative messages or website links to harmful applications could damage our reputation, and we may face liability for unauthorized, inaccurate or fraudulent information distributed via our products.
Our customers could use our email marketing product to transmit negative messages or website links to harmful applications, reproduce and distribute copyrighted material without permission, or report inaccurate or fraudulent data. Any such use of our products could damage our reputation and we could face claims for damages, copyright or trademark infringement, defamation, negligence or fraud. Moreover, our customers’ promotion of their products and services through our email marketing product may not comply with federal, state and foreign laws. We cannot predict whether our role in facilitating these activities would expose us to liability under these laws.
Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
Our existing general liability insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would increase our operating losses and reduce our net worth and working capital.
If we fail to enhance our existing products or develop new features, our products may become obsolete or less competitive and we could lose customers.
If we are unable to enhance our existing products or develop new products that keep pace with rapid technological developments and meet our customers’ needs, our business will be harmed. Creating and designing such enhancements and new products entail significant technical and business risks and require substantial expenditures and lead-time, and there is no guarantee that such enhancements and new products will be completed in a timely fashion or accepted by the market. If we cannot enhance our existing services or develop new products or if we are not successful in selling such enhancements and new products to our customers, we could lose customers or have difficulty attracting new customers, which would adversely impact our financial performance.
Our relationships with our channel partners may be terminated or may not continue to be beneficial in generating new email marketing customers, which could adversely affect our ability to increase our customer base.
We maintain a network of active channel partners, which include national small business service providers such as Network Solutions, LLC, American Express Company and VistaPrint Limited as well as local small business service providers such as local web developers and marketing agencies, who refer customers to us through links on their websites and outbound promotion to their customers. If we are unable to maintain our contractual relationships with existing channel partners or establish new contractual relationships with potential channel partners, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us. The number of customers we are able to add through these marketing relationships is dependent on the marketing efforts of our partners, and a significant decrease in the number of gross customer additions generated through these relationships could adversely affect the size of our customer base and revenue.

Our growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.
We are currently experiencing a period of rapid growth in our headcount and operations, which has placed, and will continue to place, to the extent that we are able to sustain such growth, a significant strain on our management and our administrative, operational and financial reporting infrastructure.
Our success will depend in part on the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems, which may include installing a new billing system. The addition of new employees and the capital investments that we anticipate will be necessary to manage our growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.
If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.
Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of our executive officers and other key technical personnel, each of whom would be difficult to replace. In particular, Gail F. Goodman, our Chairman, President and Chief Executive Officer, is critical to the management of our business and operations and the development of our strategic direction. The loss of the services of Ms. Goodman or other executive officers or key personnel and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.
Any significant disruption in service on our website or in our computer systems, or in our customer support services, could reduce the attractiveness of our products and result in a loss of customers.
The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract new customers and retain existing customers. Our system hardware is collocated in a hosting facility located in Somerville, Massachusetts, owned and operated by Internap Network Services Corporation. Internap does not guarantee that our customers’ access to our products will be uninterrupted, error-free or secure. Our operations depend on Internap’s ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. In the event that our arrangement with Internap is terminated, or there is a lapse of service or damage to the Internap facility, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities. In addition our customer support services, which are located at our headquarters, would experience interruptions as a result of any disruption of electrical, phone or any other similar facility support services. Any interruptions or delays in access to our products or customer support, whether as a result of Internap or other third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and our reputation. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to cancel their accounts, any of which could adversely affect our business, financial condition and results of operations.
Our disaster recovery system located at our headquarters in Waltham, Massachusetts does not provide real time backup, has not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage at the Internap facility. In the event of a disaster in which the Internap facility is irreparably damaged or destroyed, we would experience interruptions in access to our products. Moreover, our disaster recovery system is located approximately 12 miles from the Internap facility and may be equally or more affected by any regional disaster affecting the Internap facility. Any or all of these events could cause our customers to lose access to our products.
If the security of our customers’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, our reputation may be harmed, we may be exposed to liability and we may lose the ability to offer our customers a credit card payment option.
Our system stores our customers’ proprietary email distribution lists, credit card information and other critical data. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers.
If we fail to maintain our compliance with the data protection policy documentation standards adopted by the major credit card issuers, we could lose our ability to offer our customers a credit card payment option. Any loss of our ability to offer our customers a credit card payment option would make our products less attractive to many small organizations by negatively impacting our customer experience and significantly increasing our administrative costs related to customer payment processing.
We rely on third-party computer hardware and software that may be difficult to replace or that could cause errors or failures of our service.
We rely on computer hardware purchased and software licensed from third parties in order to offer our products, including hardware from such large vendors as Oracle Corporation, International Business Machines Corporation, Dell Computer Corporation, Sun Microsystems, Inc. and EMC Corporation. This hardware and software may not continue to be available on commercially reasonable terms, or at all. If we lose the right to use any of this hardware or software or such hardware or software malfunctions, our customers could experience delays or be unable to access our services until we can obtain and integrate equivalent technology or repair the cause of the malfunctioning hardware or software. Any delays or failures associated with our services could upset our customers and harm our business.
If we are unable to protect the confidentiality of our unpatented proprietary information, processes and know-how and our trade secrets, the value of our technology and products could be adversely affected.
We rely upon unpatented proprietary technology, processes and know-how and trade secrets. Although we try to protect this information in part by executing confidentiality agreements with our employees, consultants and third parties, such agreements may be breached. Any unauthorized disclosure or dissemination of our proprietary technology, processes and know-how or our trade secrets, whether by breach of a confidentiality agreement or otherwise, may cause irreparable harm to our business, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise be independently developed by our competitors or other third parties. If we are unable to protect the confidentiality of our proprietary information, processes and know-how or our trade secrets are disclosed, the value of our technology and services could be adversely affected, which could negatively impact our business, financial condition and results of operations.
Our use of open source could impose limitations on our ability to commercialize our products.
We incorporate open source software into our products. Although we monitor our use of open source software closely, the terms of many open source licenses to which we are subject have not been interpreted by United States or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue sales of our products, or to release our software code under the terms of an open source license, any of which could materially adversely affect our business.
Given the nature of open source software, there is also a risk that third parties may assert copyright and other intellectual property infringement claims against us based on our use of certain open source software programs. The risks associated with intellectual property infringement claims are discussed immediately below.
If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business may be adversely affected.
The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. These claims, whether or not successful, could:
•	divert management’s attention;

•	result in costly and time-consuming litigation;

•	require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all;

•	in the case of open source software-related claims, require us to release our software code under the terms of an open source license; or

•	require us to redesign our software and services to avoid infringement.
As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. In addition, many of our agreements with our channel partners require us to indemnify them for third-party intellectual property infringement claims, which would increase the cost to us resulting from an adverse ruling on any such claim. Even if we have not infringed any third parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management time. Finally, if a third party successfully asserts a claim that our products infringe their proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all.
Providing our products to customers outside the United States exposes us to risks inherent in international business.
Customers in more than 110 countries and territories currently use our email marketing product, and we expect to expand our international operations in the future. Accordingly, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. The risks and challenges associated with providing our products to customers outside the United States include:
•	localization of our products, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including tax, email marketing, privacy and data protection laws and regulations;

•	foreign currency fluctuations;

•	different pricing environments;

•	difficulties in staffing and maintaining foreign operations; and

•	regional economic and political conditions.
We have incurred net losses in the past and expect to incur net losses in the future.
We have incurred net losses in the past and we expect to incur net losses in the future. As of September 30, 2007, our accumulated deficit was $41.7 million. Our recent net losses were $1.3 million for the year ended December 31, 2005, $7.8 million for the year ended December 31, 2006 and $7.2 million for the nine months ended September 30, 2007. Our net losses have increased over recent periods because we have increased our sales and marketing expense to promote the Constant Contact brand and encourage new customers to try our products. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may never become profitable. Our recent revenue growth may not be indicative of our future performance. In future periods, we may not have any revenue growth, or our revenue could decline.
We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, and rules subsequently implemented by the SEC and the Nasdaq Stock Market, require public companies to meet certain corporate governance standards. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more expensive for us to obtain director and officer liability insurance coverage and more difficult for us to attract and retain qualified persons to serve as directors or executive officers. We estimate that our direct and incremental public company costs will be between $1.7 million and $2.2 million in 2008.
In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ending December 31, 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. In order to comply with Section 404, we may incur substantial accounting expense, expend significant management time on compliance-related issues, and hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources.
We do not have significant experience with our new accounting system and any errors in using the system or delays in preparing our quarterly or annual financial statements may result in our inability to accurately or timely prepare and file financial reports.
Prior to April 2007, our accounting system was not sufficient to permit compliance with our financial reporting requirements as a public company and the Sarbanes-Oxley Act. As a result, in April 2007, we purchased and migrated to a new accounting system, which we believe provides us with the ability to expand our accounting capabilities as our business grows while providing the necessary accounting controls needed for compliance with the Sarbanes-Oxley Act. As of the date of this Quarterly Report on Form 10-Q, we have only used the new accounting system to prepare monthly financial reports for the six monthly periods commencing April 2007 and for the quarters ended June 30, 2007 and September 30, 2007. We have not yet used the new accounting system to prepare annual financial reports and our first audited financial statements utilizing our new accounting system will not be until the year ending December 31, 2007. Any errors or delays we experience in using the new system could adversely affect our ability to file our quarterly, annual or other reports with the SEC on a timely and accurate basis.
Our ability to use net operating loss carryforwards in the United States may be limited.
As of December 31, 2006, we had net operating loss carryforwards of $29.1 million for U.S. federal tax purposes and $22.5 million for state tax purposes. These loss carryforwards expire between 2007 and 2026. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Our initial public offering and prior financings may have resulted in, ownership changes that could limit our ability to utilize net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could have a negative effect on our financial results.
Our quarterly results may fluctuate and if we fail to meet the expectations of analysts or investors, our stock price could decline substantially.
Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:
•	our ability to retain existing customers, attract new customers and satisfy our customers’ requirements;

•	changes in our pricing policies;

•	our ability to expand our business;

•	the effectiveness of our personnel;

•	new product and service introductions;

•	technical difficulties or interruptions in our services;

•	general economic conditions;

•	the timing of additional investments in our hardware and software systems;

•	regulatory compliance costs;

•	costs associated with future acquisitions of technologies and businesses; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.
Some of these factors are not within our control, and the occurrence of one or more of them may cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful and should not be relied upon as an indication of future performance.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our common stock.
We have historically relied on outside financing and cash from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financing in the future to:
•	fund our operations;

•	respond to competitive pressures;

•	take advantage of strategic opportunities, including more rapid expansion of our business or the acquisition of complementary products, technologies or businesses; and

•	develop new products or enhancements to existing products.
We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.
We may engage in future acquisitions that could disrupt our business, dilute stockholder value and harm our business, operating results or financial condition.
Although we currently do not have any acquisitions pending or planned, we have, from time to time, evaluated acquisition opportunities and may pursue acquisition opportunities in the future. We have not made any acquisitions to date and, therefore, our ability as an organization to make and integrate acquisitions is unproven. Moreover, acquisitions involve numerous risks, including:
•	an inability to locate a suitable acquisition candidate or technology or acquire a desirable candidate or technology on favorable terms, if at all;

•	difficulties in integrating personnel and operations from the acquired business or acquired technology with our existing technology and products and in retaining and motivating key personnel from the business;

•	disruptions in our ongoing operations and the diversion of our management’s attention from their day-to-day responsibilities associated with operating our business;

•	increases in our expenses that adversely impact our business, operating results and financial condition;

•	potential write-offs of acquired assets and increased amortization expense related to identifiable assets acquired; and

•	potentially dilutive issuances of equity securities or the incurrence of debt.
If we do complete an acquisition, we may not ultimately strengthen our competitive position or achieve our goals, or such an acquisition may be viewed negatively by our customers, stockholders or the financial markets.

RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK
The market price of our common stock has been and may continue to be volatile.
Prior to the completion of our initial public offering on October 9, 2007, there was no public market for shares of our common stock. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not control these analysts. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
Future sales of shares by certain of our stockholders could cause our stock price to decline.
If certain of our stockholders who held shares prior to our initial public offering sell, or indicate their intention to sell, substantial amounts of our common stock in the public market after certain contractual lock-up agreements (as described below) expire, and other restrictions on resale lapse, the trading price of our common stock could decline. As of November 12, 2007, we had 27,613,471 shares of common stock outstanding. Of these shares, approximately 19.5 million shares of common stock are subject to a 180-day contractual lock-up with the underwriters of our public offering. The lock-up agreements expire on March 30, 2008. CIBC World Markets Corp. and Thomas Weisel Partners LLC, acting as representatives of the underwriters, may permit our officers, directors and other stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

If we announce earnings results or other material news or a material event occurs during the last 17 days of the 180-day contractual lock-up period, or if prior to the expiration of the lock-up period, we announce that we will release earnings results during the 16-day period beginning on the last day of the lock-up period, the 180-day lock-up period will continue to apply until the expiration of the 18-day period beginning on the issuance of the earnings release or the occurrence of the material news or event.
In addition, holders of approximately 750,000 shares of our common stock are subject to a 90-day contractual lock-up with us. We may release these shares from these restrictions at our discretion without the prior written consent of CIBC World Markets Corp. and Thomas Weisel Partners LLC.
Some of our existing stockholders have demand and incidental registration rights to require us to register with the SEC approximately 65% of our shares of outstanding common stock subject to certain conditions. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

Insiders have substantial control over us and will be able to influence corporate matters.
As of the date of this Quarterly Report on Form 10-Q, our directors and executive officers and their affiliates will beneficially own, in the aggregate, approximately 28% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other investors to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock.
We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and second amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our restated certificate of incorporation and second amended and restated bylaws:
•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	require supermajority stockholder voting to effect certain amendments to our restated certificate of incorporation and second amended and restated bylaws.
We do not currently intend to pay dividends on our common stock and, consequently, the ability to achieve a return on an investment in our common stock will depend on appreciation in the price of our common stock.
We do not expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
During the three months ended September 30, 2007, we granted stock options to purchase an aggregate of 48,667 shares of common stock to our employees and directors under our 1999 Stock Incentive Plan at exercise prices ranging from $6.89 to$9.60 per share. During this period, we also issued 42,380 shares of common stock to employees pursuant to the exercise of stock options for aggregate exercise proceeds of approximately $37,566. During the three months ended September 30, 2007, we issued 96,324 shares of common stock to an investor in connection with warrant exercises for aggregate exercise proceeds of $116,094. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 or Section 4(2) of the Securities Act of 1933 and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.
(b) Use of Proceeds from Public Offering of Common Stock
In October 2007, we completed the initial public offering of shares of our common stock, pursuant to a Registration Statement on Form S-1, as amended (File No. 333-144381), which was declared effective by the SEC on October 2, 2007. Under the registration statement, we registered the offering and sale of an aggregate of 6,199,845 shares of our common stock, and another 1,505,155 shares of our common stock to be sold by certain selling stockholders. All of the shares of common stock issued pursuant to the registration statement, including the shares held by the selling stockholders, were sold on October 9, 2007 at a price to the public of $16.00 per share. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $123,280,000. The underwriters for the offering were CIBC World Markets Corp., Thomas Weisel Partners LLC, William Blair & Company, L.L.C., Cowen and Company, LLC and Needham & Company, LLC.
The offering of the common stock resulted in net proceeds to us of approximately $90.5 million after deducting underwriting discounts and commissions of approximately $6.9 million and total estimated expenses in connection with the offering of approximately $1.8 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. The net proceeds from our initial public offering were used to repay approximately $2.6 million of outstanding principle and interest under our term loan. Additionally, the net proceeds will be used for working capital and general corporate purposes, including potential acquisitions. We have no current agreements or commitments with respect to any material acquisitions.
There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b).
Item 4. Submission of Matters to a Vote of Security Holders
Effective August 28, 2007, in connection with our initial public offering, our stockholders approved by written consent pursuant to Section 228 of the Delaware General Corporation Law the filing of a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 20,000,000 to 40,000,000 and to increase the number of total authorized shares from 33,309,778 to 53,309,778.
Holders of: (a) more than 50.1% of our then outstanding Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock, (b) more than 50% of our then outstanding Series C preferred stock, and (c) a majority of our then outstanding shares of common stock on an as-converted to common stock basis, approved the foregoing matters.
Effective September 6, 2007, in connection with our initial public offering, our stockholders approved by written consent pursuant to Section 228 of the Delaware General Corporation Law the following: (i) the filing, following the closing of our initial public offering, of a Restated Certificate of Incorporation, (ii) the election of Thomas Anderson, Michael T. Fitzgerald, John Campbell, Patrick Gallagher, Gail F. Goodman, Robert P. Badavas and William S. Kaiser as directors, (iii) upon the filing of the Restated Certificate of Incorporation, the election and classification of Thomas Anderson and Michael T. Fitzgerald as Class I Directors, John Campbell and Patrick Gallagher as Class II Directors, and Gail F. Goodman, Robert P. Badavas and William S. Kaiser as Class III Directors

(iv) the 2007 Stock Incentive Plan, (v) the 2007 Employee Stock Purchase Plan, (vi) the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ended December 31, 2007, and (vii) the adoption and ratification of all actions taken and things done by our incorporators, stockholders, directors and officers, including without limitation all elections of officers and directors.
Holders of: (a) more than 50.1% of our then outstanding Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock, (b) more than 50% of our then outstanding Series C redeemable convertible preferred stock, and (c) a majority of our then outstanding shares of common stock on an as-converted to common stock basis, approved the foregoing matters.
Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed (other than exhibit 32.1) as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTANT CONTACT, INC.

Date: November 15, 2007	By:	/s/ Gail F. Goodman

Gail F. Goodman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2007	By:	/s/ Steven R. Wasserman

Steven R. Wasserman
Vice President, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.