Form 10-K
period 2007-12-31
Constant Contact, Inc.
filed 2008-03-14
CIK 1405277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33707

CONSTANT CONTACT, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3285398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Reservoir Place, 1601 Trapelo Road, Suite 329	02451
Waltham, Massachusetts	(Zip code)
(Address of principal executive offices)

(781) 472-8100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, $.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Market on March 7, 2008 was $249,304,872. The registrant has provided this information as of March 7, 2008 because its common equity was not publicly traded as of the last business day of its most recently completed second fiscal quarter.

As of March 7, 2008, the registrant had 27,671,636 shares of Common Stock, $0.01 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for the 2008 annual stockholders’ meeting to be held on May 29, 2008 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

CONSTANT CONTACT, INC.

Forward-Looking Statements

Matters discussed in this Annual Report on Form 10-K relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, market opportunity, plans and objectives, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, “objectives”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A — “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in our other public filings with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections, judgments and beliefs upon which we base our expectations included in this Annual Report on Form 10-K or other periodic reports are made only as of the date made and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

References in this Annual Report on Form 10-K to “Constant Contact”, the “Company”, “we” or “us” means Constant Contact, Inc. and its wholly-owned subsidiary, Constant Contact Securities Corporation.

PART I

ITEM 1.	BUSINESS

Overview

Constant Contact is a leading provider of on-demand email marketing and online survey solutions for small organizations, including small businesses, associations and non-profits. Our customers use our email marketing product to more effectively and efficiently create, send and track professional and affordable permission-based email marketing campaigns. With these campaigns, our customers can build stronger relationships with their customers, clients and members, increase sales and expand membership. Our email marketing product incorporates a wide range of customizable templates to assist in campaign creation, user-friendly tools to import and manage contact lists and intuitive reporting to track campaign effectiveness. As of December 31, 2007, we had 164,669 email marketing customers. In June 2007, we introduced an online survey product that complements our email marketing product and enables small organizations to easily create and send surveys and effectively analyze responses. As of December 31, 2007, we had 8,270 survey customers, substantially all of which are also email marketing customers. We are committed to providing our customers with a high level of support, which we deliver via phone, chat, email and our website.

We provide our products on an on-demand basis through a standard web browser. This model enables us to deploy and maintain a secure and scalable application that is easy for our customers to implement at compelling prices. Our email marketing customers pay a monthly subscription fee that generally ranges between $15 per month and $150 per month based on the size of their contact lists and, in some cases, volume of mailings. Our survey product is similarly priced. For the year ended December 31, 2007, the average monthly amount that we charged a customer for our email marketing solution alone was approximately $33. In addition, in 2007, our average monthly total revenue per email marketing customer, including all sources of revenue, was $33.63. We believe that the simplicity of on-demand deployment combined with our affordable subscription fees and functionality facilitate adoption of our products by our target customers while generating significant recurring revenue.

Our success is principally driven by our ability to grow our customer base. Our email marketing customer base has grown steadily from approximately 25,000 at the end of 2004 to over 164,000 as of December 31, 2007. These customers include all types of small organizations including retailers, restaurants, day spas, law firms, consultants, non-profits, religious organizations, alumni associations and other small businesses and organizations. Customers in more than 110 countries and territories currently use our email marketing product. We estimate that approximately two-thirds of our customers have fewer than ten employees and, in the year ended December 31, 2007, our top 80 email marketing customers accounted for approximately 1% of our total email marketing revenue. Our customers have displayed a high degree of loyalty. From January 2005 through December 2007, at least 97.4% of our customers in a given month have continued to utilize our email marketing product in the following month.

We acquire our customers through a variety of sources including online advertising, channel partnerships, regional initiatives, referrals and general brand awareness. Our online advertising includes search engine marketing and advertising on networks and other sites. Our channel partnerships are contractual relationships with over 2,300 active partners, which include national small business service providers such as Network Solutions, LLC, American Express Company and Career Builder, LLC as well as local small business service providers such as web developers and marketing agencies, who refer customers to us through links on their websites and outbound promotions to their customers. Our regional initiatives include local seminars and local advertising including print, online and radio. Referral customers come from word-of-mouth from our satisfied, growing customer base and the inclusion of a link to our website in the footer of the more than 700 million emails currently sent by our customers each month. Finally, we believe our general brand awareness, press and thought leadership initiatives and visibility drive prospects to us. During 2007, approximately 33% of our new email marketing customers were generated through our online marketing efforts and approximately 14% of our new email marketing customers were generated through our channel partners. We believe the remaining 53% came from the combination of regional initiatives, referrals and general brand awareness.

We were incorporated in Massachusetts in August 1995 under the name Roving Software Incorporated. We reincorporated in Delaware in July 2000 and changed our name to Constant Contact, Inc. in December 2006. Our on-demand product was first offered commercially in 2000.

Our principal executive offices are located at 1601 Trapelo Road, Suite 329, Waltham, Massachusetts 02451. Our telephone number is (781) 472-8100. Our website address is www.constantcontact.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Through a link on the Investors Relations section of our website, we make available our filings with the Securities and Exchange Commission, or SEC, after they are electronically filed with or furnished to the SEC. All such filings are available free of charge. These filings are also available, free of charge, at www.sec.gov.

Industry Background

Benefits of Email Marketing

We believe organizations are increasingly turning to email marketing as a means to communicate with their customers, clients and members. Key benefits that drive adoption of email marketing include the following:

•	Targeted. Email marketing enables organizations to tailor messages to specific audiences and enables recipients to respond through links to websites.

•	Timely. The cycle from concept through design and execution for email marketing is much shorter than direct mail because there is no need to print and mail. Reducing cycle time allows organizations to rapidly respond to market conditions and opportunities.

•	Efficient. Email marketing combines low cost with measurable responses leading to an attractive return on investment.

Constant Contact Market Opportunity

We believe email marketing is an excellent fit for small organizations. Small businesses and non-profits tend to rely heavily on repeat sales and referrals to grow their businesses and expand their membership bases, and email marketing is a cost effective way to reach these audiences.

Small organizations also represent a large market opportunity. The U.S. Small Business Administration estimated that there were 26.8 million small businesses in the United States in 2006, and in 2006 the National Center of Charitable Statistics estimated that there were approximately 1.5 million non-profits in the United States. Other small organizations that use email marketing include online auction sellers, independent musicians, community organizations, school districts, parent/teacher associations and sports leagues. Based on these estimates, we believe our email marketing product could potentially address the needs of more than 28 million small organizations domestically. We believe that all small organizations could benefit by communicating regularly with their constituents and, further, that email marketing with our product is an effective and affordable method to facilitate this type of communication. As of December 31, 2007, we had customers in at least 871 of the 1,005 4-digit standard industrial classification, or SIC, codes, which is a method the U.S. government uses to classify industries in the U.S.

At the same time, small organizations have generally been slower than larger organizations to adopt email marketing as part of their marketing mix. We believe they face unique challenges when adopting email marketing including:

•	Unfamiliar with Email Marketing. Many small organizations are not familiar with the benefits of email marketing and do not understand how to effectively build a permission-based contact list, develop an effective email marketing campaign and measure its effectiveness.

•	Lack of Technical Expertise. Small organizations often do not have the technical expertise to implement email marketing software or to design and execute effective email marketing campaigns.

•	Limited Budgets. Small organizations typically have small marketing budgets. They generally cannot afford to hire in-house staff or engage an outside marketing agency to develop, execute and evaluate an email marketing campaign.

We also believe most existing alternatives for email marketing are poorly suited to meet the needs of small organizations. Some of these existing alternatives include:

•	General Email Applications. General email applications and services such as Microsoft Outlook®, America Online® or Microsoft Hotmail® are generally designed for one-to-one emails. They do not easily incorporate the formatting, graphics, and links necessary to produce professional-looking email marketing campaigns. They also limit the number of recipients per email and do not have the reporting capabilities to allow users to evaluate the effectiveness of their email marketing campaigns. Finally, they do not provide regulatory compliance tools to assist the sender in complying with anti-spam requirements.

•	Enterprise Service Providers. Enterprise service providers, such as Epsilon Data Management LLC (a subsidiary of Alliance Data Systems Corporation), ExactTarget, Inc., Responsys Inc. and Silverpop Systems Inc. focus on large organizations with sizeable marketing budgets. These providers offer sophisticated, Internet-based marketing services and tools with professional and customized execution and reporting at a price and scale that is far beyond the scope of most small organizations.

As a result, we believe there is an opportunity for an email marketing solution tailored to the needs of small organizations. These users seek an affordable, easy-to-use email marketing solution with a professional appearance and reliable performance.

Our Solution

We provide small organizations with a convenient, effective and affordable way to communicate with their constituents via email. Our email marketing solution delivers the following benefits to small organizations:

•	Easy. We enable customers to easily create great looking email marketing campaigns without prior expertise in marketing, graphic design or Hyper Text Markup Language, or HTML. Our product includes over 300 customizable templates intelligently organized to streamline creation of a professional-looking message. We also provide customers with tools that make it easy for them to import, build and manage contact lists and to monitor delivery and response. We further enhance our product with unlimited free customer support and daily webinars covering topics ranging from a general product tour to email marketing best practices.

•	Fast. Because our product is accessed through the web, customers only need access to a computer and the Internet to begin using it to create and send their first email campaign. A customer can typically create and send their first campaign in less than one hour. Once a customer has loaded their contact list, created and sent their first campaign, our product becomes even faster to use as this information is stored and can be easily accessed for future use.

•	Affordable. We offer our email marketing product on a subscription basis, eliminating the up-front license fee associated with traditional software. Instead, we encourage potential customers to try our product without charge for a 60-day period. After the free trial, customers can use our product for a subscription fee of as low as $15 per month with the amount of the fee increasing based on the number of unique contacts or email addresses in a customer’s contact list. We provide discounted pricing for both prepayments and non-profits. For the year ended December 31, 2007, the average monthly amount that we charged a customer for our email marketing solution alone was approximately $33. In addition, in 2007, our average monthly total revenue per email marketing customer, including all sources of revenue, was $33.63.

•	Effective. Our product provides our customers with an effective way to reach their customers, clients and members. According to data measured by ReturnPath, Inc. approximately 98% of our customers’ emails were delivered past any spam filters or controls to their target email inboxes in the United States during 2007. We have made significant investments in systems and processes to reduce the number of our customers’ emails that are blocked as possible spam. In addition, to help ensure that customers’ emails are delivered, we have developed relationships with leading Internet Service Providers, or ISPs.

•	Measurable. Our email marketing campaign reports provide customers with information and data regarding each campaign. In addition to receiving aggregate data on email receipt, open rates and click- through rates per campaign, our customers can identify on an individual basis which contacts received and opened an email and which links in the email they clicked on. We also provide comparable metrics for our overall customer base. This feedback permits customers to alter the content or timing of their campaigns to capitalize on aspects of prior campaigns that were positively received by their constituents.

Business Strengths

We believe that the following business strengths differentiate us from competitors and are key to our success:

•	Focus on Small Organizations. We have maintained a consistent and exclusive focus on small organizations, which has enabled us to design a full customer experience tuned to their unique needs. Through the website experience, product usability, affordable price point and personal touch of our communications consultants and support representatives, we work to ensure that small organizations feel that we are committed to their success.

•	Efficient Customer Acquisition Model. We believe that we have developed an efficient customer acquisition model that generates an attractive return on our sales and marketing expenditures. We utilize a variety of marketing channels to acquire new customers including online advertising, partner relationships, radio advertising, online and in-person seminars and brand awareness. In 2007, our cost of email marketing customer acquisition, which we define as our total sales and marketing expense divided by the gross number of email marketing customers added during the year, was approximately $255 per email marketing customer. For 2007, our average monthly total revenue per email marketing customer, including all sources of revenue, was $33.63, implying payback on a revenue basis in less than one year.

•	High Degree of Recurring Revenue. We benefit from a high level of customer loyalty. From January 2005 through December 2007, at least 97.4% of customers in a given month have continued to use our email marketing product in the following month. We believe this represents a high level of customer retention, particularly given the transient nature of many small organizations. These customers provide us with a significant base of recurring revenue and generate new customer referrals.

•	Consistent Commitment to Customer Service. We seek to provide our customers with a high level of support in order to encourage trials and ongoing usage of our product. We conduct online webinars and in-person events to educate potential customers about the benefits of email marketing. In addition, our communications consultants seek to contact all new U.S. and Canadian based trial customers to help them launch an initial campaign and address any questions or concerns. As a result, we believe we have a highly satisfied customer base.

•	Software-as-a-Service Delivery. We provide our product on an on-demand basis, meaning that our customers can access and use our product through a standard web browser. This enables our customers to rapidly begin using our product with few up-front costs and limited technical expertise. It also enables us to serve additional customers with little incremental expense and to deploy new applications and upgrades quickly and efficiently to our existing customers.

Our Products and Services

Email Marketing

Our email marketing product allows customers to easily create, send and track professional-looking email campaigns. Our product provides customers with the following features:

•	Campaign Creation Wizard. This comprehensive, easy-to-use interface enables our customers to create and edit email campaigns. Through intuitive controls, customers can readily change colors, fonts, borders and backgrounds and insert images and logos to help ensure that their emails appear polished and professional. The wizard operates on a “what-you-see-is-what-you-get” basis whereby a customer can move paragraphs and blocks of content within the draft email quickly and view the message from the perspective of intended recipients.

•	Professionally Developed Templates. These pre-designed email message forms help customers quickly create attractive and professional campaigns. Over 300 templates provide ideas about the kinds of emails customers can send, including newsletters, event invitations, business letters, promotions and announcements, and demonstrate, through the use of color and format, the creativity and professionalism of a potential campaign. Our advanced editing functionality enables customers to easily modify the templates. We also provide templates designed to appeal to specific vertical markets. For example, we offer a restaurant template that includes a pre-formatted menu section.

•	Contact List Management. These tools help customers build and manage their email contact lists. Our contact list building tools include file and spreadsheet import functionality as well as software plug-ins to import contact lists maintained in Microsoft’s Outlook® and Outlook Express® and Intuit’s QuickBooks®. We also provide HTML programming code for a “Join My Mailing List” box that can be included on the customer’s web site and used to gather new contacts. Our list management tools enable a customer to target or segment contacts for all or specific campaigns and monitor email addresses to which previous campaigns could not be delivered. In addition to their constituents’ names and email addresses, several additional customizable fields are available for the purposes of personalizing email messages. Unsubscribe requests are automatically processed to help ensure ongoing compliance with government regulations and email marketing best practices.

•	Email Tracking and Reporting. These features enable our customers to review and analyze the overall effectiveness of a campaign by tracking and reporting aggregate information including how many emails were delivered, how many were opened, and which links were clicked on. These features also enable our customers to identify on an individual basis which contacts received an email, opened an email and clicked on particular links within the message.

•	Email Delivery Management. These tools are incorporated throughout our product and are designed to maintain our high deliverability rates. Some of these tools are readily apparent to our customers, such as in-depth delivery tracking. Others are delivered through back-office processes, such as a spam content check and address validation. To further improve the percentage of emails delivered, we work closely with ISPs on spam prevention issues. We also include processes and verifications that greatly increase compliance with anti-spam standards.

•	Image Hosting. We enable customers to store up to five images for free, view and edit these images and resize them as necessary for use in their email campaigns. Up to approximately 1,200 images (25 megabytes) can be stored for an additional $5.00 per month. By adding images to an email message, a customer can make the campaign more compelling and visually appealing.

•	Email Archive. We offer our customers the ability to create a hosted version of current and past email communications on our system and make them readily available to their constituents via a link on a customer’s website. The service, which is available for an additional $5.00 per month, extends the life of an email communication and provides our customers an ability to showcase to online visitors the extent and breadth of their communication efforts.

•	Security and Privacy. We protect our customers’ data at a higher level than we believe many of our customers do themselves. We do not use our customers’ confidential information, including their contact lists, except to provide our product, nor do we share, sell or rent this information. In addition, we require that our customers adopt a privacy policy to assist them in complying with government regulations and email marketing best practices.

Survey

Our online survey product enables our customers to survey their customers, clients or members and analyze the responses. By selecting one of our customizable templates and editing or entering their own questions, our customers can easily create a professionally formatted survey. Similar to our email marketing product, our survey product includes a survey creation wizard, over 40 different preformatted and customizable survey templates, list management capabilities and live customer support.

By incorporating a real-time and comprehensive reporting function, our survey product enables our customers to analyze overall survey results and specific answers submitted by individual respondents. Our survey product includes powerful analytic features that enable our customers to segment results based on survey responses, easily edit filters for “slice and dice” analysis and view the results in intuitive, easy-to-understand graphical and detailed data formats. Results can be exported to a Microsoft Excel® file for additional analysis. Our customers can identify the respondents associated with filtered results and create a unique contact list of these respondents who can then be targeted with a specific message or follow-up campaign. In addition, we recently launched a new online polling feature that enables our customers to create online polls for use on their websites. Responses can be viewed immediately.

Customer Support

We provide extensive free customer support to all customers. Our communication consultants seek to contact U.S. and Canadian based trial customers by phone to answer any questions and to help them launch their first campaigns. Additional assistance is available via phone, chat or email. Our customer support employees answer approximately 1,500 calls per day with an average wait time of less than two minutes. Our phone and chat support team is located at our headquarters in Waltham, Massachusetts while we outsource a portion of our email support to a third party based in Bangalore, India. In the second half of 2008, we plan to open a second sales and support call center office in the western U.S. We complement our customer support with free daily product tours offered via our website, an archive of frequently asked questions, or FAQs, and webinars that explain the benefits of email marketing and survey.

Our customer service and support group is responsible for enforcing our permission and prohibited content policies. We work closely with customers who have higher than average spam complaint rates or bounced emails, and with customers whose emails are flagged by our system as possibly including prohibited content or spam, to assist them in complying with our policies. If we cannot resolve outstanding concerns, we terminate our agreement with the customer.

As of December 31, 2007, we had 110 employees working in customer service and support.

Professional Services

Although the majority of our customers select the “do-it-yourself” approach, we also offer professional services to customers who would like their email campaigns and surveys prepared for them. Our service offerings range from a low-cost, getting started service to full-service email and survey campaign creation.

Pricing

Every customer experience starts with a free 60-day trial. The only requirement for the free trial is that the trial customer must enter a valid email address that we verify before they can send their initial campaign. We do not require credit card information during the 60-day trial. The trial is a fully-featured experience that is limited to 100 email contacts. All of our customer support resources are available during the free trial period.

At the conclusion of the  60-day trial (or earlier if the customer’s contact list exceeds 100 contacts), we ask the customer to provide credit card information in order to begin billing for their continued use of our products.

Once the customer’s free trial experience has ended and the customer becomes a paying customer, we price our email marketing product based upon the number of unique email addresses in a customer’s account. Set forth below are the first several pricing tiers:

Number of Unique Email Addresses	Monthly Fixed Pricing

Up to 500	$15.00
501-2,500	$30.00
2,501-5,000	$50.00
5,001-10,000	$75.00
10,001-25,000	$150.00

Customers in these pricing tiers may send an unlimited number of emails per month. During 2007, approximately 80% of our email marketing customers were in our two lowest pricing tiers, $15.00 and $30.00 per month. We offer additional pricing tiers for large list customers. These large list customers are limited as to the number of emails they can send per month for a fixed monthly fee, with overage charges assessed on emails exceeding the monthly limit.

Our survey product is similarly priced based on tiers of unique email addresses with customers allowed an unlimited number of surveys per month. However, if a customer receives survey responses in a given month that exceed the maximum number of email addresses permitted in their current pricing tier, they will incur additional charges. In addition, customers may purchase a bundle of both our email marketing and survey products at a discount of 50% off the list price of the second product.

We offer our premium image hosting services for $5.00 per month for customers with less than 350,000 unique email addresses and our email archive service for $5.00 per month. We offer discounted rates to non-profits and for six- and twelve-month prepayment options.

Customers

We have maintained a consistent and exclusive focus on small organizations. In this market, as of December 31, 2007, we served a large and diverse group of over 164,000 email marketing customers and over 8,000 survey customers, substantially all of which were also email marketing customers. This customer base is primarily comprised of business-to-business users, business-to-consumer users and non-profits and associations. We serve a wide range of business-to-business customers including law firms, accountants, marketing and public relations firms, recruiters and independent consultants. They typically use our product to illustrate their subject matter knowledge by communicating their recent activities and to educate their audiences by sending informational newsletters and announcements about their company or industry. We also serve a diverse base of business-to-consumer customers including on- and off-line retailers, restaurants, realtors, travel and tourism businesses and day spas. These customers typically use our product to promote their offerings with the goal of generating regular, repeat business from their customers and prospects. Finally, we serve a variety of non-profits and associations, including religious organizations, charities, trade associations, alumni associations, and other non-profits. They typically use our product to maintain regular communications with their members and inform them about news and events pertaining to their groups, as well as to drive event attendance, volunteer participation and fundraising efforts.

We estimate that approximately two-thirds of our customers have fewer than ten employees. For the year ended December 31, 2007, the average monthly amount that we charged a customer for our email marketing solution alone was approximately $33. In addition, in 2007, our average monthly total revenue per email marketing customer, including email marketing revenue, image hosting revenue, email archive revenue, survey revenue and professional services revenue, was $33.63. We have low customer concentration as our top 80 customers in email marketing revenue in 2007 accounted for approximately 1% of our total email marketing revenue.

We measure customer satisfaction on a monthly basis by surveying our customers. Based on these surveys, we believe that our overall customer satisfaction is strong. Another indication of our strong customer satisfaction is our low attrition rate.

Sales and Marketing

Our sales and marketing efforts are designed to attract potential customers to our website, to enroll them in a free trial, to convert them to paying customers and to retain them as ongoing paying customers. We believe there are significant opportunities to increase the number of customers who try our products through additional sales and marketing initiatives. We employ sophisticated strategies to acquire our customers by using a variety of sources including online advertising, channel partnerships, regional initiatives, referrals and general brand awareness. We also invest in public relations and thought leadership in an effort to build our overall brand and visibility. We are constantly seeking new methods to reach and convert more customers.

Customer Acquisition Sources

Online Advertising.  We advertise online through pay-per-click spending with search engines (including Google and Yahoo!) and banner advertising with online advertising networks and other websites likely to be frequented by small organizations. We are able to identify customers generated through these efforts because they click on our advertisements before visiting our site, and we measure effectiveness based on the number of customers acquired. Approximately 33% of our new email marketing customers in 2007 were generated from online advertising.

Channel Partners.  We have contractual relationships with over 2,300 active online channel partners who refer customers to us through links on their websites and outbound promotions to their customers. These channel partners include large companies with broad reach including Network Solutions, LLC, American Express Company and Career Builder, LLC, smaller companies with narrow reach but high influence, such as web designers and marketing agencies, and large and small franchise organizations. Most of our channel partners either share a percentage of the cash received by us or receive a one-time referral fee. A website design and hosting company, Website Pros, Inc., bundles our services and provides them directly to its customers. This channel partner pays us monthly royalties, which contributed less than one percent of our total revenue during 2007. Approximately 14% of our new email marketing customers in 2007 were generated from our channel partners.

Offline Advertising.  We advertise offline in print and radio. Our radio advertising is designed to build awareness of the Constant Contact brand and drive market awareness. Our print advertising is comprised of advertisements in national publications such as Entrepreneur as well as local business publications in our geographically targeted metro regions. Our geographically targeted offline advertising supports our local evangelism efforts.

Word-of-Mouth Referrals.  We frequently hear from new customers that they heard about us from a current customer. We also offer our paying customers a referral incentive consisting of a $30 credit for them and for the customer they referred. Even though we offer this incentive, the majority of referral customers do not use the incentive program.

Footer Click-Throughs.  Customers also come to us by clicking on the Constant Contact link included in the footer of more than 700 million emails currently sent by our customers each month.

Sales Efforts

Communications Consultants.  We employed a team of 37 phone-based sales professionals as of December 31, 2007 who seek to call U.S. and Canadian based trial customers to assist them in their initial use of Constant Contact and encourage conversion.

Local Evangelism.  As of December 31, 2007, we employed a team of nine regional development directors who are focused on educating small organizations as to the benefits of email marketing in their local markets.

These employees are located across the United States and typically provide free local seminars to chambers of commerce and other small business groups about email marketing, survey and related topics.

Distance Learning.  We offer free online webinars to prospects and customers on a wide variety of topics designed to educate them about the benefits of email marketing and survey, teach them how to be great email marketers and guide them in the use of our products.

Other Marketing Initiatives

Press Relations and Thought Leadership.  We leverage our broad customer base as a survey panel to assess small business expectations around major press cycles such as Valentine’s Day, Mother’s Day and the December holiday season. We publish the results and seek to get print and radio coverage of our results. We also publish email marketing best practices and advice through our Email Marketing Hints & Tips newsletter and a monthly column in Entrepreneur.com. These efforts enhance our brand awareness and industry leadership.

Website Marketing.  We continuously measure both website visitor-to-trial conversion and trial-to-paying conversion. We test messaging, graphics and layout alternatives in order to improve website conversion. We also seek to customize the website with vertical or usage-specific messaging whenever possible. We carefully analyze trial customer usage to understand and overcome barriers to conversion.

Vertical Marketing.  We specifically develop marketing programs and target public relations efforts at vertical markets for certain markets that have demonstrated an affinity for our products. These programs focus on a number of different vertical markets and have targeted restaurants, food service firms, franchises, real estate, religious organizations, retail and travel and tourism firms. We continue to adjust our target vertical markets based on our existing customer base, market opportunity and overall value to our business.

Community.  We maintain an online user community for both trial and paying customers with discussion boards, a resource center, member spotlights and other features. As of December 31, 2007, we had in excess of 14,500 members of the community.

In the years ended December 31, 2007, 2006 and 2005, we spent $27.4 million, $18.6 million and $7.5 million, respectively, on sales and marketing. Our cost of customer acquisition during the years ended December 31, 2007 and 2006 was approximately $255 and $300, respectively, per email marketing customer, defined as our total annual sales and marketing expense divided by the gross number of email marketing customers added during the year.

Technology

Our on-demand products use a central application and a single software code base with unique accounts for each customer. As a result, we are able to spread the cost of providing our products across our entire customer base. In addition, because we have one central application, we believe we can scale our business faster than traditional software vendors. Scalability is achieved through advanced use of application partitioning to allow for horizontal scaling across multiple sets of applications. This enables individual application subsystems to scale independently as required by volume and usage.

Our system hardware is co-located in two hosting facilities. The first, located in Somerville, Massachusetts, is owned and operated by Internap Network Services Corporation under an agreement that expires in October 2009. The second, which is expected to become operational during the first quarter of 2008, is located in Bedford, Massachusetts and is owned and operated by Sentinel Properties-Bedford, LLC. This agreement expires in December 2013. Both facilities provide around-the-clock security personnel, video surveillance and biometric access screening, and are serviced by onsite electrical generators, fire detection and suppression systems. Both facilities also have multiple Tier 1 interconnects to the Internet.

We own all of the hardware deployed in support of our platform. We continuously monitor the performance and availability of our products. We have a highly available, scalable infrastructure that utilizes load-balanced web server pools, redundant interconnected network switches and firewalls, replicated databases, and fault-

tolerant storage devices. Production data is backed up on a daily basis and stored in multiple locations to ensure transactional integrity and restoration capability.

Changes to our production environment are tracked and managed through a formal maintenance request process. Production baseline changes are handled much the same as software product releases and are first tested on a quality system, then verified in the staging environment, and finally deployed to the production system.

Research and Development

We have made substantial investments in research and development, and expect to continue to do so as a part of our strategy to continually improve the ease of use of our existing products as well as develop new offerings. As of December 31, 2007, we had 107 employees working in engineering and product strategy. Our product management and strategy team, which directs our research and development efforts, includes a market analyst, product managers, and website and user interface designers. This group also performs competitive and market analysis as well as systematic product usability testing. Our research and development expense totaled approximately $10.3 million for 2007, $6.2 million for 2006 and $3.4 million for 2005.

Competition

The market for email marketing vendors is fragmented, competitive and evolving. We believe the following are the principal competitive factors in the email marketing market:

•	product functionality, performance and reliability;

•	integrated solutions;

•	customer support and education;

•	deliverability rates;

•	product scalability;

•	ease of use; and

•	cost.

The email marketing market is divided into two segments — vendors who are focused on the small to medium size business, or SMB, market and vendors who are focused on the enterprise market. We primarily compete with vendors focused on the SMB market. Some of the vendors who are focused on the SMB market include: Vertical Response, Inc., Broadwick Corporation (iContact, formerly Intellicontact), CoolerEmail Inc., Got Corporation (Campaigner), Emma, Inc., Lyris Technologies, Inc. and Topica Inc. These vendors typically charge a low monthly entry fee or a low fee per number of emails sent.

Vendors that are focused on the enterprise market include Acxiom Digital (a division of Acxiom Corporation), Alterian Inc., Epsilon Data Management LLC (a subsidiary of Alliance Data Systems Corporation), ExactTarget, Inc., Responsys Inc., Silverpop Systems Inc. and CheetahMail, Inc. (a subsidiary of Experian Group Limited). We believe enterprise email marketing vendors charge their customers $25,000 or more per month and provide a full-service model, which generally includes an account executive and creative team who often assist with content development. While we currently do not generally compete with vendors focusing on enterprise customers, we may face competition from them in the future.

We may also face future competition in the email marketing market from new companies entering our market, which may include large, established companies, such as Microsoft Corporation, Google Inc. or Yahoo! Inc. Barriers to entry into our market are relatively low, which allows new entrants to enter the market without significant impediments and large, established companies to develop their own competitive products or acquire or establish cooperative relationships with our competitors.

In addition, these companies may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. These potential competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns. These competitors may have more extensive customer bases and broader customer relationships than we do. In addition, these competitors may have longer operating histories and greater name recognition than we do. Moreover, if one or more of our competitors were to merge or partner with another of our competitors or a new market entrant, the change in competitive landscape could adversely affect our ability to compete effectively.

Our survey product competes with similar offerings by Zoomerang (a division of Market Tools, Inc.) and Surveymonkey.com Corporation.

Government Regulation

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes requirements for commercial email and specifies penalties for commercial email that violates the Act. In addition, the CAN-SPAM Act gives consumers the right to require emailers to stop sending them commercial email.

The CAN-SPAM Act, which became effective January 1, 2004, covers email sent for the primary purpose of advertising or promoting a commercial product, service, or Internet web site. The Federal Trade Commission, a federal consumer protection agency, is primarily responsible for enforcing the CAN-SPAM Act, and the Department of Justice, other federal agencies, State Attorneys General, and ISPs also have authority to enforce certain of its provisions.

The CAN-SPAM Act’s main provisions include:

•	prohibiting false or misleading email header information;

•	prohibiting the use of deceptive subject lines;

•	ensuring that recipients may, for at least 30 days after an email is sent, opt out of receiving future commercial email messages from the sender, with the opt-out effective within 10 days of the request;

•	requiring that commercial email be identified as a solicitation or advertisement unless the recipient affirmatively permitted the message; and

•	requiring that the sender include a valid postal address in the email message.

The CAN-SPAM Act also prohibits unlawful acquisition of email addresses, such as through directory harvesting, and transmission of commercial emails by unauthorized means, such as through relaying messages with the intent to deceive recipients as to the origin of such messages.

Violations of the CAN-SPAM Act’s provisions can result in criminal and civil penalties, including statutory penalties that can be based in part upon the number of emails sent, with enhanced penalties for commercial emailers who harvest email addresses, use dictionary attack patterns to generate email addresses, and/or relay emails through a network without permission.

The CAN-SPAM Act acknowledges that the Internet offers unique opportunities for the development and growth of frictionless commerce, and the CAN-SPAM Act was passed, in part, to enhance the likelihood that wanted commercial email messages would be received. We believe we are a leader in developing policies and practices affecting our industry and that our permission-based email marketing model and our anti-spam policy are compatible with current CAN-SPAM Act regulatory requirements. We are a founding member of the Email Sender and Provider Coalition, or ESPC (http://www.espcoalition.org), a cooperative industry organization founded to develop and implement industry-wide improvements in spam protection and solutions to prevent inadvertent blocking of legitimate commercial email. We maintain high standards that apply to all of our customers, including non-profits and political organizations, whether or not they are covered by the CAN-SPAM Act.

The CAN-SPAM Act preempts, or blocks, most state restrictions specific to email, except for rules against falsity or deception in commercial email, fraud and computer crime. The scope of these exceptions, however, is not settled, and some states have adopted email regulations that, if upheld, could impose liabilities and compliance burdens in addition to those imposed by the CAN-SPAM Act.

Moreover, some foreign countries, including the countries of the European Union, have regulated the distribution of commercial email and the online collection and disclosure of personal information. Foreign governments may attempt to apply their laws extraterritorially or through treaties or other arrangements with U.S. governmental entities.

Our customers may be subject to the requirements of the CAN-SPAM Act, and/or other applicable state or foreign laws and regulations affecting email marketing. If our customers’ email campaigns are alleged to violate applicable email laws or regulations and we are deemed to be responsible for such violations, or if we were deemed to be directly subject to and in violation of these requirements, we could be exposed to liability.

Our standard terms and conditions require our customers to comply with laws and regulations applicable to their email marketing campaigns and to implement any required regulatory safeguards. We take additional steps to facilitate our customers’ compliance with the CAN-SPAM Act, including the following:

•	new customers signing up for our services must agree that they will send email through our service only to persons who have given their permission;

•	when an email contact list is uploaded, the customer must certify that it has permission to email each of the addressees;

•	when an individual indicates that they want to be added to a mailing list, they may receive a confirmation email and may be required to confirm their intent to be added to the contact list, through a process called double opt-in;

•	we electronically inspect all of our customers’ email contact lists to check for spam traps, dictionary attack patterns and lists that fail to meet our permission standards; and

•	for customers with large email address lists, we conduct list review interviews to verify that the list is properly acquired and permission-based and that the proposed messages meet our content standards. Initial campaigns using such lists are conducted in stages, so that we can terminate the campaign early if the list generates an unusually high number of complaints.

Intellectual Property

Our intellectual property rights are important to our business. We rely on a combination of copyright, trade secret, trademark, patent and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We have filed one patent application.

Although the protection afforded by copyright, trade secret, trademark and patent law, written agreements and common law may provide some advantages, we believe that the following factors help us to maintain a competitive advantage:

•	the technological skills of our research and development personnel;

•	frequent enhancements to our products;

•	continued expansion of our proprietary content; and

•	high levels of customer service.

Others may develop products that are similar to our technology. We enter into confidentiality and other written agreements with our employees, consultants and partners, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary technology and other information. These confidentiality and other written agreements, however, offer only limited protection, and we may not be able to enforce our rights under such agreements. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a product with the same functionality as our product. Policing unauthorized use of our products and intellectual property rights is difficult and nearly impossible on a worldwide basis. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriations of our technology or intellectual property rights.

“Constant Contact® ” is a registered trademark in the United States and in the European Union. We also hold trademarks and service marks identifying certain of our products or features of our products.

Employees

As of December 31, 2007, we employed a total of 318 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good.

Facilities

Our corporate headquarters, including our principal administrative, marketing, technical support and research and development departments, is located in Waltham, Massachusetts. We lease approximately 80,000 square feet under an agreement that expires in September, 2010. As of December 31, 2007, all of our employees were based in this location with the exception of 10 employees who worked out of their homes. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms. In addition, we plan to open a second sales and support office in the western U.S. in the second half of 2008.

ITEM 1A.	RISK FACTORS

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

If we are unable to attract new customers and retain existing customers on a cost-effective basis, our business and results of operations will be affected adversely.

To succeed, we must continue to attract and retain a large number of customers on a cost-effective basis, many of whom have not previously used an email marketing service. We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website and including a link to our website in substantially all of our customers’ emails. In addition, we are committed to providing our customers with a high level of support. As a result, we believe many of our new customers are referred to us by existing customers. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.

Our business is substantially dependent on the market for email marketing services for small organizations.

We derive, and expect to continue to derive, substantially all of our revenue from our email marketing product for small organizations, including small businesses, associations and non-profits. As a result, widespread acceptance of email marketing among small organizations is critical to our future growth and success. The overall market for email marketing and related services is relatively new and still evolving, and small organizations have generally been slower than larger organizations to adopt email marketing as part of their marketing mix. There is no certainty regarding how or whether this market will develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make email marketing convenient, effective and affordable. If small organizations determine that email marketing does not sufficiently benefit them, existing customers may cancel their accounts and new customers may decide not to adopt email marketing. In addition, many small organizations lack the technical expertise to effectively send email marketing campaigns. As technology advances, however, small organizations may establish the capability to manage their own email marketing and therefore have no need for our email marketing product. If the market for email marketing services fails to grow or grows more slowly than we currently anticipate, demand for our services may decline and our revenue would suffer.

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

Our email marketing and survey products are designed specifically for small organizations, including small businesses, associations and non-profits that frequently have limited budgets and are more likely to be significantly affected by economic downturns than their larger, more established counterparts. Small organizations may choose to spend the limited funds that they have on items other than our products. Moreover, if small organizations experience economic hardship, they may be unwilling or unable to expend resources on marketing, which would negatively affect the overall demand for our products and could cause our revenue to decline. In addition, we have limited experience operating our business during an economic downturn. Accordingly, we do not know if our current business model will operate as effectively during an economic downturn.

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

Our principal competitors include providers of email marketing products for small to medium size businesses such as Vertical Response, Inc., Broadwick Corporation (iContact, formerly Intellicontact), CoolerEmail, Inc. Emma, Inc., Got Corporation (Campaigner), Lyris Technologies, Inc. and Topica Inc., as well as the in-house information technology capabilities of prospective customers. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, there are a number of other vendors that are focused on providing email marketing products for larger organizations, including Acxiom Digital (a division of Acxiom Corporation), Alterian Inc., Epsilon Data Management LLC (a subsidiary of Alliance Data Systems Corporation), ExactTarget, Inc., Responsys Inc., Silverpop Systems Inc. and CheetahMail, Inc. (a subsidiary of Experian Group Limited). While we do not compete currently with vendors serving larger customers, we may face future competition from these providers if they determine that our target market presents an opportunity for them. Finally, in the future, we may experience competition from Internet Service Providers, or ISPs, advertising and direct marketing agencies and other large established businesses, such as Microsoft Corporation, Google Inc. or Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these ISPs or other businesses could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering. Our survey product competes with similar offerings by Zoomerang (a division of Market Tools, Inc.) and Surveymonkey.com Corporation.

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

The internet protocol addresses associated with our email marketing product are owned and controlled by Internap Network Services Corporation, which operates one of our third party hosting facilities. In connection with the establishment of a second third party hosting facility, we are currently migrating to internet protocol addresses owned and controlled by us. If we experience difficulties with this migration, our deliverability rates could suffer and it could undermine the effectiveness of our customers’ email marketing campaigns. This, in turn, could harm our business and financial performance.

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

To date, we have largely focused our business on providing our email marketing product for small organizations, but we may in the future seek to serve other market segments and expand our service offerings. During 2007, we introduced our survey product, which enables customers to create and send online surveys and analyze responses, and our add-on email archive service that enables our customers to archive their past email campaigns. Any efforts to expand beyond the small organization market or to introduce new products beyond our email marketing product, including our survey product, may not result in significant revenue growth, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business, which may harm our financial performance.

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

We maintain a network of active channel partners, which include national small business service providers such as Network Solutions, LLC, American Express Company and Career Builder, LLC as well as local small business service providers such as web developers and marketing agencies, who refer customers to us through links on their websites and outbound promotion to their customers. If we are unable to maintain our contractual relationships with existing channel partners or establish new contractual relationships with potential channel partners, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us. The number of customers we are able to add through these marketing relationships is dependent on the marketing efforts of our partners, and a significant decrease in the number of gross customer additions generated through these relationships could adversely affect the size of our customer base and revenue.

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

Our success will depend in part on the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems, which may include installing a new billing system. The expected addition of new employees and the capital investments that we anticipate will be necessary to manage our growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

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

The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract new customers and retain existing customers. Our system hardware is co-located in two hosting facilities. The first, located in Somerville, Massachusetts, is owned and operated by Internap Network Services Corporation. The second, which is expected to become operational during the first quarter of 2008, is located in Bedford, Massachusetts and is owned and operated by Sentinel Properties-Bedford, LLC. Neither Internap nor Sentinel guarantees that our customers’ access to our products will be uninterrupted, error-free or secure. Our operations depend on Internap’s and Sentinel’s ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. In the event that our arrangement with either Internap or Sentinel is terminated, or there is a lapse of service or damage to the Internap or Sentinel facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities. In addition, our customer support services, which are currently located only at our headquarters, would experience interruptions as a result of any disruption of electrical, phone or any other similar facility support services. Any interruptions or delays in access to our products or customer support, whether as a result of Internap, Sentinel or other third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and our reputation. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to cancel their accounts, any of which could adversely affect our business, financial condition and results of operations.

Our disaster recovery system located at our headquarters in Waltham, Massachusetts does not provide real time backup, has not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage at the Internap or Sentinel facilities. In the event of a disaster in which either facility is irreparably damaged or destroyed, we would experience interruptions in access to our products. Moreover, our disaster recovery system is located several miles from the Internap and

Sentinel facilities and may be equally or more affected by any regional disaster affecting the Internap or Sentinel facilities. Any or all of these events could cause our customers to lose access to our products.

If the security of our customers’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, our reputation may be harmed, we may be exposed to liability and we may lose the ability to offer our customers a credit card payment option.

Our system stores our customers’ proprietary email distribution lists, credit card information and other critical data. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states, including Massachusetts, have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers.

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

We rely on computer hardware purchased and software licensed from third parties in order to offer our products, including hardware from such large vendors as International Business Machines Corporation, Dell Computer Corporation, Sun Microsystems, Inc. and EMC Corporation. This hardware and software may not continue to be available on commercially reasonable terms, or at all. If we lose the right to use any of this hardware or software or such hardware or software malfunctions, our customers could experience delays or be unable to access our services until we can obtain and integrate equivalent technology or repair the cause of the malfunctioning hardware or software. Any delays or failures associated with our services could upset our customers and harm our business.

If we are unable to protect the confidentiality of our unpatented proprietary information, processes and know-how and our trade secrets, the value of our technology and products could be adversely affected.

We rely upon unpatented proprietary technology, processes and know-how and trade secrets. Although we try to protect this information in part by executing confidentiality agreements with our employees, consultants and third parties, such agreements may offer only limited protection and may be breached. Any unauthorized disclosure or dissemination of our proprietary technology, processes and know-how or our trade secrets, whether by breach of a confidentiality agreement or otherwise, may cause irreparable harm to our business, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise be independently developed by our competitors or other third parties. If we are unable to protect the confidentiality of our proprietary information, processes and know-how or our trade secrets are disclosed, the value of our technology and services could be adversely affected, which could negatively impact our business, financial condition and results of operations.

Our use of open source software could impose limitations on our ability to commercialize our products.

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

We have incurred net losses in the past and we expect to incur net losses in the future. As of December 31, 2007, our accumulated deficit was $42.8 million. Our recent net losses were $7.8 million for the year ended December 31, 2006 and $8.3 million for the year ended December 31, 2007. Our net losses have increased over recent periods because we have increased our sales and marketing expense to promote the Constant Contact brand and encourage new customers to try our products. We have not been profitable since our inception, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may never become profitable. Our recent revenue growth may not be indicative of our future performance. In future periods, we may not have any revenue growth, or our revenue could decline.

We are incurring significant increased costs as a result of operating as a public company, and our management has been, and will continue to be, required to devote substantial time to new compliance initiatives.

As a public company, we are incurring significantly more legal, accounting and other expenses than we incurred as a private company. The Sarbanes-Oxley Act of 2002, and rules subsequently implemented by the SEC and the Nasdaq Stock Market, require public companies to meet certain corporate governance standards. Our management and other personnel are devoting a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly.

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

As of December 31, 2007, we had net operating loss carryforwards of $38 million for U.S. federal tax purposes and $25 million for state tax purposes. These loss carryforwards expire between 2008 and 2027. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. While we do not believe that our initial public offering and prior financings have resulted in ownership changes that would limit our ability to utilize net operating loss carryforwards, any subsequent ownership changes could result in such a limitation. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could have a negative effect on our financial results.

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

We have, from time to time, evaluated acquisition opportunities and may pursue acquisition opportunities in the future. We have not made any acquisitions to date and, therefore, our ability as an organization to make and integrate acquisitions is unproven. Moreover, acquisitions involve numerous risks, including:

•	an inability to locate a suitable acquisition candidate or technology or acquire a desirable candidate or technology on favorable terms;

•	difficulties in integrating personnel and operations from the acquired business or acquired technology with our existing technology and products and in retaining and motivating key personnel from the business;

•	disruptions in our ongoing operations and the diversion of our management’s attention from their day-to-day responsibilities associated with operating our business;

•	increases in our expenses that adversely impact our business, operating results and financial condition;

•	potential write-offs of acquired assets and increased amortization expense related to identifiable assets acquired; and

•	potentially dilutive issuances of equity securities or the incurrence of debt.

If we do complete an acquisition, we may not ultimately strengthen our competitive position or achieve our goals, or such an acquisition may be viewed negatively by our customers, stockholders or the financial markets.

RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

The market price of our common stock has been and may continue to be volatile.

Prior to the completion of our initial public offering in October 2007, there was no public market for shares of our common stock. The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not control these analysts. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Future sales of shares by certain of our stockholders could cause our stock price to decline.

If certain of our stockholders who held shares prior to our initial public offering sell, or indicate their intention to sell, substantial amounts of our common stock in the public market after certain contractual lock-up agreements (as described below) expire, and other restrictions on resale lapse, the trading price of our common stock could decline. As of March 7, 2008, we had 27,671,636 shares of common stock outstanding. Of these shares, approximately 19.2 million shares of common stock are subject to a 180-day contractual lock-up with the underwriters of our initial public offering. The lock-up agreements expire on March 30, 2008, subject to extension in certain circumstances. Oppenheimer & Co., Inc., a successor to CIBC World Markets Corp., and Thomas Weisel Partners LLC, acting as representatives of the underwriters, may permit our officers, directors and other stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

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

As of the date of this Annual Report on Form 10-K, our directors and executive officers and their affiliates will beneficially own, in the aggregate, approximately 28% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other investors to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and second amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Among other things, our restated certificate of incorporation and second amended and restated bylaws:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have entered into a lease agreement for approximately 80,000 square feet of office space in Waltham, Massachusetts, which serves as our corporate headquarters. This lease expires in September 2010. The functions performed at our headquarters principally relate to administrative matters, marketing, technical support and research and development.

We serve our customers from two third-party hosting facilities. One of our facilities is located in Somerville, Massachusetts, and is owned and operated by Internap Network Services Corporation under an agreement that expires in October 2009. The other facility, which will become operational during the first quarter of 2008, is located in Bedford, Massachusetts, and is owned and operated by Sentinel Properties-Bedford, LLC under an agreement that expires in December 2013.

We believe that the total space available to us in the facilities under our current lease and co-location arrangements or obtainable by us on commercially reasonable terms, will meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings. From time to time, we have been party to litigation matters arising in connection with the normal course of our business, none of which has or is expected to have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading under the symbol “CTCT” on the NASDAQ Global Market on October 3, 2007. The following table sets forth, for the periods indicated, the high and low sale price per share of our common shares on the NASDAQ Global Market:

	High	Low

2007:
Fourth Quarter (from October 3, 2007)	$30.76	$15.45
2008:
First Quarter (through March 7, 2008)	$25.24	$15.00

As of March 7, 2008, there were 127 holders of record of our common shares.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. We did not repurchase any equity securities in the year ended December 31, 2007.

Recent Sales of Unregistered Securities

On April 21, 2007, a holder of a warrant to purchase shares of our common stock exercised its warrant for 29,380 shares for an aggregate purchase price of $40,454. No underwriters were involved in the foregoing sale of securities and such securities were sold in reliance on the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

On September 18, 2007, a holder of a warrant to purchase shares of our common stock exercised its warrant for 96,324 shares for an aggregate purchase price of $116,094. No underwriters were involved in the foregoing sale of securities and such securities were sold in reliance on the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

During 2007, we granted stock options to purchase an aggregate of 466,896 shares of our common stock with exercise prices ranging from $3.05 to $9.60 per share to employees and directors pursuant to our 1999 Stock Option/Stock Issuance Plan. During 2007, an aggregate of 199,824 shares of our common stock were issued upon the exercise of stock options for an aggregate consideration of $70,892. The issuances of stock options and the shares of common stock issued upon the exercise of the options were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Section 3(b) of the Securities Act and Rule 701 promulgated thereunder. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

On October 9, 2007, we completed our initial public offering, in which 7,705,000 shares of common stock were sold at a price of $16.00 per share. We sold 6,199,845 shares of our common stock in the offering and the selling stockholders sold 1,505,155 of the shares of common stock in the offering. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-144381), which was declared effective by the SEC on October 2, 2007. The offering commenced as of October 3, 2007 and did not terminate before all of the securities registered in the registration statement were sold. CIBC World Markets Corp., Thomas Weisel Partners LLC, William Blair & Company, L.L.C., Cowen and Company, LLC and Needham & Company, LLC acted as representatives of the underwriters. We raised approximately $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering costs were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. From the effective date of the registration statement through December 31, 2007, we used $2.6 million of the net proceeds to repay our outstanding principal and interest under our term loan facility with Silicon Valley Bank. We intend to use the remaining net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. Pending these uses, we have invested the funds in a registered money market account and in short-term investment grade and U.S. government securities. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statements of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2007 and 2006 have been derived from our audited consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the year ended December 31, 2005 has been derived from our audited financial statements, which have been audited by Vitale, Caturano & Company, Ltd., an independent registered public accounting firm, and are included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from our audited financial statements, which have been audited by Vitale, Caturano & Company, Ltd. and are not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2007	2006	2005	2004	2003

Statements of Operations Data:
Revenue	$50,495	$27,552	$14,658	$8,071	$4,465
Cost of revenue(1)	13,031	7,801	3,747	2,211	1,899

Gross profit	37,464	19,751	10,911	5,860	2,566

Operating expenses:(1)
Research and development	10,341	6,172	3,355	2,140	1,653
Sales and marketing	27,376	18,592	7,460	3,385	2,549
General and administrative	5,445	2,623	1,326	856	640

Total operating expenses	43,162	27,387	12,141	6,381	4,842

Loss from operations	(5,698)	(7,636)	(1,230)	(521)	(2,276)
Interest and other income (expense), net	(2,556)	(203)	(24)	(34)	(39)

Net loss	(8,254)	(7,839)	(1,254)	(555)	(2,315)
Accretion of redeemable convertible preferred stock	(816)	(3,788)	(5,743)	(3,701)	(2,471)

Net loss attributable to common stockholders	$(9,070)	$(11,627)	$(6,997)	$(4,256)	$(4,786)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.97)	$(3.38)	$(2.49)	$(4.37)	$(5.75)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	9,366	3,438	2,813	974	832
Other Operating Data:
End of period number of customers(2)	164,669	89,323	47,730	25,229	14,431

(1)	Amounts include stock-based compensation expense, as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Cost of revenue	$81	$25	$—	$—	$—
Research and development	170	27	—	—	—
Sales and marketing	133	19	—	6	6
General and administrative	261	12	17	17	17

	$645	$83	$17	$23	$23

(2)	We define our end of period number of customers as email marketing customers that we billed directly during the last month of the period.

	As of December 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:
Cash, cash equivalents and short-term marketable securities	$101,535	$12,790	$2,784	$2,115	$2,114
Total assets	111,845	18,481	5,545	3,222	3,236
Deferred revenue	10,354	5,476	2,827	1,270	615
Redeemable convertible preferred stock warrant	—	628	—	—	—
Notes payable and capital lease obligation	—	702	1,326	844	612
Redeemable convertible preferred stock	—	35,322	16,657	10,914	7,213
Total stockholders’ equity (deficit)	94,354	(28,629)	(17,237)	(10,287)	(6,129)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Constant Contact is a leading provider of on-demand email marketing and online survey solutions for small organizations, including small businesses, associations and non-profits. Our customers use our email marketing product to more effectively and efficiently create, send and track professional and affordable permission-based email marketing campaigns. With these campaigns, our customers can build stronger relationships with their customers, clients and members, increase sales and expand membership. Our email marketing product incorporates a wide range of customizable templates to assist in campaign creation, user-friendly tools to import and manage contact lists and intuitive reporting to track campaign effectiveness. As of December 31, 2007, we had 164,669 email marketing customers. In June 2007, we introduced an online survey product that complements our email marketing product and enables small organizations to easily create and send surveys and effectively analyze responses. As of December 31, 2007, we had 8,270 survey customers, substantially all of which are also email marketing customers. We are committed to providing our customers with a high level of support, which we deliver via phone, chat, email and our website.

We provide our products on an on-demand basis through a standard web browser. This model enables us to deploy and maintain a secure and scalable application that is easy for our customers to implement at compelling prices. Our email marketing customers pay a monthly subscription fee that generally ranges between $15 per month and $150 per month based on the size of their contact lists and, in some cases, volume of mailings. Our survey product is similarly priced. For the year ended December 31, 2007, the average monthly amount that we charged a customer for our email marketing solution alone was approximately $33. In addition, in 2007, our average monthly total revenue per email marketing customer, including all sources of revenue, was $33.63. We believe that the simplicity of on-demand deployment combined with our affordable subscription fees and functionality facilitate adoption of our products by our target customers while generating significant recurring revenue. From January 2005 through December 2007, at least 97.4% of our customers in a given month have continued to utilize our email marketing product in the following month.

Our success is principally driven by our ability to grow our customer base. Our email marketing customer base has steadily increased from approximately 25,000 at the end of 2004 to over 164,000 as of December 31,

2007. We measure our customer base as the number of email marketing customers that we bill directly in the last month of a period. These customers include all types of small organizations including retailers, restaurants, day spas, law firms, consultants, non-profits, religious organizations, alumni associations and other small businesses and organizations. We add these customers through a variety of sources including online marketing through search engines and advertising on networks and other sites, offline marketing through radio advertising, local seminars and other marketing efforts, contractual relationships with over 2,300 active channel partners, referrals from our growing customer base, general brand awareness and the inclusion of a link to our website in the footer of more than 700 million emails currently sent by our customers each month. In 2007, our cost of customer acquisition, which we define as our total sales and marketing expense divided by the gross number of email marketing customers added during the year, was approximately $255 per email marketing customer, implying payback on a revenue basis in less than a year. This implied payback is calculated by dividing the acquisition cost per email marketing customer by the average monthly total revenue per email marketing customer, which implies an eight month payback period.

Our on-demand product was first offered commercially in 2000. In 2007, our revenue was $50.5 million and our net loss was $8.3 million.

On October 9, 2007, we completed our initial public offering, in which we sold and issued 6,199,845 shares of common stock at a price of $16.00 per share. We raised approximately $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs.

Sources of Revenue

We derive our revenue principally from subscription fees from our email marketing customers. Our revenue is driven primarily by the number of paying customers and the subscription fees for our products and is not concentrated within any one customer or group of customers. In 2007, our top 80 email marketing customers accounted for approximately 1% of our total email marketing revenue. We do not require our customers to commit to a contractual term; however, our customers are required to prepay for subscriptions on a monthly, semi-annual, or annual basis by providing a credit card or check form of payment. Fees are recorded initially as deferred revenue and then recognized as earned revenue on a daily basis over the prepaid subscription period.

We also generate a small amount of revenue from professional services which primarily consist of the creation of customized templates for our customers. Revenue generated from professional services accounted for less than 2% of gross revenue for each of the years ended December 31, 2007, 2006 and 2005.

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

The expenses related to our hosted software applications are affected by the number of customers who subscribe to our products and the complexity and redundancy of our software applications and hosting infrastructure. We expect cost of revenue to increase moderately as a percentage of revenue in 2008 as we expand our operations to include a second sales and support office and a second third party hosting facility. Over the longer term, we anticipate that these expenses will increase in absolute dollars as we expect to continue to increase our number of customers over time.

Research and Development.  Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on both improving ease of use and functionality of our existing products as well as developing new offerings. We primarily expense research and development costs. The small percentage of direct development costs related to software enhancements which add functionality are capitalized and depreciated as a component of cost of revenue. We expect that on an annual basis research and development expenses will increase in absolute dollars, but decrease as a percentage of revenue, as we continue to enhance and expand our product offerings.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees, and the portion of customer support costs that relate to assisting trial customers. Advertising costs consist primarily of pay-per-click payments to search engines, other online and offline advertising media, including radio and print advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships, and event costs. Our advertising and promotional expenditures have historically been highest in the fourth quarter of each year as this reflects a period of increased sales and marketing activity for many small organizations. In order to continue to grow our business and brand and category awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect that on an annual basis sales and marketing expenses will increase in absolute dollars, but decrease as a percentage of revenue, as we continue to grow.

General and Administrative.  General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology support, finance and accounting personnel, professional fees, other taxes and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the anticipated growth of our business and incur costs related to operating as a public company. Therefore, we expect that our general and administrative expenses will increase in absolute dollars as we continue to grow and operate as a public company.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Revenue Recognition.  We provide access to our products through subscription arrangements whereby a customer is charged a fee to access our products. Subscription arrangements include use of our software and access to our customer and support services, such as telephone support. We follow the guidance of the SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force, or EITF, Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, which applies when customers do not have the right to take possession of the software and use it on another entity’s hardware. When there is evidence of an arrangement, the fee is fixed or determinable and collectibility is deemed probable, we recognize revenue on a daily basis over the subscription period as the services are delivered.

We also offer professional services to our customers primarily for the design of custom email templates and training. Professional services revenue is accounted for separately from subscription revenue based on the guidance of EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, as those services have value on a standalone basis and do not involve a significant degree of risk or unique acceptance criteria and as the fair value of our subscription services is evidenced by their availability on a standalone basis. Professional services revenue is recognized as the services are performed.

Income Taxes.  Income taxes are provided for tax effects of transactions reported in the financial statements and consist of income taxes currently due plus deferred income taxes related to timing differences between the basis of certain assets and liabilities for financial statements and income tax reporting. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance for the net deferred tax assets is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Software and Website Development Costs.  We follow the guidance of the American Institute of Certified Public Accountants Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00-02, Accounting for Web Site Development costs in accounting for the development costs of our on-demand products and website development costs whereby costs to develop functionality are capitalized. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Costs associated with the development of internal use software capitalized during the years ended December 31, 2007 and 2006 were $382,000 and $516,000, respectively. Development costs eligible for capitalization for the year ended December 31, 2005 were not material.

Redeemable Convertible Preferred Stock Warrant.  We account for freestanding warrants and other similar instruments related to shares that are redeemable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Under SFAS No. 150, the freestanding warrant that was related to our redeemable convertible preferred stock was classified as a liability on the balance sheet. The warrant was subject to re-measurement at each balance sheet date prior to its exercise in October 2007. The change in fair value (as determined using the Black-Scholes option-pricing model) was recognized as a component of other income (expense), net.

Stock-Based Compensation.  Effective January 1, 2006, we adopted SFAS No. 123R, or SFAS 123R, Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and related interpretations. SFAS 123R supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS 123R requires all share-based compensation to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable service period. We adopted this statement using the “Prospective” transition method which does not result in restatement of our previously issued financial statements and requires only new awards or awards that are modified, repurchased or canceled after the effective date to be accounted for under the provisions of SFAS 123R. Prior to January 1, 2006, we accounted for stock-based compensation arrangements according to the provisions of APB 25 and related interpretations. Pursuant to the income tax provisions included in SFAS 123R, we have elected the “short cut method” of computing the hypothetical pool of additional paid-in capital that is available to absorb future tax benefit shortfalls.

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective estimates and assumptions, including the estimated fair value of common stock, expected life of the stock-based payment awards and stock price volatility. Commencing in the fourth quarter of 2007, we used the quoted market price of our common stock to establish fair value of the common stock underlying the options. Because there was no public market for the our common stock prior to our initial public offering, our board of directors determined the fair value of common stock taking into account our most recently available valuation of common stock. For the year ended December 31, 2005 the fair value of common stock was estimated on an annual basis by considering a number of objective and subjective factors, including peer group trading multiples, the amount of preferred stock liquidation preferences, the illiquid nature of common stock and the size of the Company and its lack of historical profitability. Commencing in 2006, we began the process of quarterly contemporaneous common stock valuations. In the first quarter of 2006, the fair value of common stock was estimated using the guideline public company method. The valuation considered numerous factors, including peer group trading multiples, the amount of preferred stock liquidation preferences, the illiquid nature of our common stock, our small size, lack of historical profitability, short-term cash requirements and the redemption rights of preferred stockholders. Beginning in the second quarter of 2006, our quarterly common stock valuations were prepared using the probability-weighted expected return method. Under this methodology, the fair market value of common stock was estimated based upon an analysis of future values for the Company assuming various outcomes. The share value was based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available to the Company as well as the rights of each share class.

During 2007 and 2006, we used the Black-Scholes option-pricing model to value our option grants and determine the related compensation expense. The assumptions used in calculating the fair value in 2007 were a weighted average risk free interest rate of 4.23%, expected term of 6.1 years, weighted average expected volatility of 62.1% and no expected dividends. The assumptions used in calculating the fair value in 2006 were a weighted average risk free interest rate of 4.82%, expected term of 6.1 years, expected volatility of 64.9% and no expected dividends. These assumptions represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different. We have historically been a private company and lack company-specific historical and implied volatility information. Therefore, we estimate our expected volatility based on the historical volatility of our publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price. The expected term of options has been determined utilizing the “simplified” method as prescribed by SAB No. 107, Share-Based Payment. The risk-free interest rate used for each grant is based on a U.S. Treasury instrument with a term similar to the expected term of the option. SFAS 123R requires that we recognize compensation expense for only the portion of options that are expected to vest. We have estimated expected forfeitures of stock options with the adoption of SFAS 123R to be zero. In developing a forfeiture rate estimate, we have considered our historical experience and determined our forfeitures to be de minimis. If there are forfeitures of unvested options, additional adjustments to compensation expense may be required in future periods. We have unrecognized compensation expense associated with outstanding stock options at December 31, 2007 of $7.2 million which is expected to be recognized over a weighted-average period of 3.57 years.

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated as a percentage of total revenue.

	Year Ended
	December 31,
	2007	2006	2005

Revenue	100%	100%	100%
Cost of revenue	26	28	26

Gross profit	74	72	74

Operating expenses:
Research and development	20	22	23
Sales and marketing	54	67	51
General and administrative	11	10	9

Total operating expenses	85	99	83

Loss from operations	(11)	(27)	(9)
Interest and other income (expense), net	(5)	(1)	(0)

Net loss	(16)%	(28)%	(9)%

Comparison of Years Ended December 31, 2007 and 2006

Revenue.  Revenue for 2007 was $50.5 million, an increase of $22.9 million, or 83% over revenue of $27.6 million for 2006. The increase in revenue resulted primarily from an 86% increase in the number of average monthly email marketing customers, offset by a slight decrease in average revenue per customer.

Average monthly email marketing customers increased to 125,130 in 2007 from 67,336 in 2006, while average revenue per customer in 2007 decreased to $33.63 from $34.10 in 2006. We expect our average revenue per customer to increase in 2008 as we generate additional revenue from our email marketing customers for add-ons to the email marketing product and from our survey product.

Cost of Revenue.  Cost of revenue for 2007 was $13.0 million, an increase of $5.2 million, or 67%, over cost of revenue of $7.8 million for 2006. As a percentage of revenue, cost of revenue decreased to 26% in 2007 from 28% in 2006. The increase in absolute dollars primarily resulted from an 86% increase in the number of average monthly email marketing customers which resulted in increased hosting and operations expense and customer support costs. Of the increase in cost of revenue, $3.1 million resulted from increased personnel costs attributable to additional employees in our customer support and operations groups to support customer growth and to increase the quality and range of support options available to customers. Additionally, $1.2 million resulted from increased depreciation, hosting and maintenance costs due to scaling and adding capacity to our hosting infrastructure, and $700,000 related to increased credit card fees due to a higher volume of billing transactions. We expect cost of revenue to increase modestly as a percentage of revenue in 2008 as we expand our operations to include a second sales and support office and a second third party hosting facility.

Research and Development Expenses.  Research and development expenses for 2007 were $10.3 million, an increase of $4.1 million, or 68%, over research and development expenses of $6.2 million for 2006. The increase was primarily due to additional personnel related costs of $3.5 million as we increased the number of research and development employees to further enhance our products. Additional consulting and contractor fees of $100,000 also contributed to the increase due to the use of these resources to supplement our own personnel. We expect research and development expenses to increase in absolute dollars but decrease as a percentage of revenue.

Sales and Marketing Expenses.  Sales and marketing expenses for 2007 were $27.4 million, an increase of $8.8 million, or 47%, over sales and marketing expenses of $18.6 million for 2006. The increase was primarily due to increased advertising and promotional expenditures of $4.3 million as we expanded our multi-channel marketing strategy in order to increase awareness of our brand and products and to add new customers. Additional personnel related costs of $2.7 million also contributed to the increase as we added employees to accommodate the growth in sales leads and to staff our expanded marketing efforts. We also paid $600,000 in increased partner fees as our partners generated increased referral customers. We expect sales and marketing expenses to increase in absolute dollars but decrease as a percentage of revenue.

General and Administrative Expenses.  General and administrative expenses for 2007 were $5.4 million, an increase of $2.8 million, or 108%, over general and administrative expenses of $2.6 million for 2006. The increase was due primarily to additional personnel related costs of $1.2 million because we increased the number of general and administrative employees to support our overall growth, as well as a one-time payment of $225,000 to close out an obligation related to a 1999 stock placement agreement. We also incurred increased insurance and professional fees to support the reporting and regulatory requirements of a public company.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net for 2007 was $(2.6) million, an increase of $2.4 million from interest and other income (expense), net of $(203,000) for 2006. The increase was due to a $3.3 million increase in the expense related to the change in the fair value of the redeemable convertible preferred stock warrant primarily offset by a $1.0 million increase in interest income from investments in marketable securities and cash equivalents. We accounted for an outstanding redeemable convertible preferred stock warrant as a liability held at fair market with changes in value recorded as a component of other expense. In October 2007, the preferred stock warrant was exercised and converted into common stock at which time we recorded the final charge relating to the change in fair value of the warrant. The increase in interest income was primarily due to an increase in the balance of investments and cash equivalents as a result of our initial public offering, which was completed in the fourth quarter of 2007.

Comparison of Years Ended December 31, 2006 and 2005

Revenue.  Revenue for 2006 was $27.6 million, an increase of $12.9 million, or 88%, over revenue of $14.7 million for 2005. The increase in revenue resulted primarily from a 93% increase in the number of average monthly email marketing customers partially offset by a slight decrease in average revenue per customer. Average monthly email marketing customers in 2006 increased to 67,336 from 34,909 for 2005, while average revenue per customer for 2006 decreased to $34.10 from $34.99 in 2005.

Cost of Revenue.  Cost of revenue in 2006 was $7.8 million, an increase of $4.1 million, or 108%, over cost of revenue of $3.7 million in 2005. As a percentage of total revenue, cost of revenue increased slightly to 28% from 26% in 2005. The increase primarily resulted from a 93% increase in the number of average monthly email marketing customers which resulted in increased hosting and operations expense and customer support costs. Of the increase in cost of revenue, $2.0 million related to increased personnel costs attributable to additional employees in our customer support and operations groups required to support customer growth and to increase the quality and range of support options available to customers. Additionally, $1.0 million resulted from increased depreciation, hosting and maintenance costs as we scaled and added capacity to our hosting infrastructure and $559,000 related to increased credit card fees due to a higher volume of billing transactions.

Research and Development Expenses.  Research and development expenses in 2006 were $6.2 million, an increase of $2.8 million, or 84%, over research and development expenses of $3.4 million in 2005. The increase was primarily due to additional personnel related costs of $2.2 million as we increased the number of research and development employees to further enhance our products.

Sales and Marketing Expenses.  Sales and marketing expenses in 2006 were $18.6 million, an increase of $11.1 million, or 149%, over sales and marketing expenses of $7.5 million in 2005. The increase was primarily due to increased advertising and promotional expenditures of $7.6 million as we expanded our multi-channel marketing strategy in order to increase awareness of our brand and products and to add new customers. Additional personnel related costs of $2.2 million also contributed to the increase as we added personnel to accommodate the growth in sales leads and to staff our expanded marketing efforts.

General and Administrative Expenses.  General and administrative expenses in 2006 were $2.6 million, an increase of $1.3 million, or 98%, over general and administrative expenses of $1.3 million in 2005. The increase was primarily due to additional personnel related costs of $811,000 as we increased the number of general and administrative employees to support our overall growth and an increase in legal, audit, accounting and insurance costs of $261,000, which reflected the increased scale and complexity of our professional service needs.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net in 2006 was $(203,000), an increase of $179,000 from interest and other income (expense), net of $(24,000) in 2005. The increase was due to a $588,000 increase in other expense related to the change in value of the redeemable convertible preferred stock warrant primarily offset by a $432,000 increase in interest income from investments in marketable securities and cash equivalents. Interest income increased primarily due to an increase in investments and cash equivalents as a result of an equity funding that took place during the year.

Liquidity and Capital Resources

At December 31, 2007, our principal sources of liquidity were cash and cash equivalents and marketable securities of $102 million.

Since our inception we have financed our operations primarily through the sale of redeemable convertible preferred stock, issuance of convertible promissory notes, borrowings under credit facilities and, to a lesser extent, cash flow from operations. On October 9, 2007, we completed our initial public offering, in which we issued and sold 6,199,845 shares of common stock at a price of $16.00 per share. We raised approximately $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. Additionally, we used $2.6 million of proceeds to repay our outstanding principal and interest under our term loan facility. In the future, we anticipate that our primary sources of liquidity will be cash generated from our operating activities.

Our operating activities provided cash of $4.3 million in 2007, used cash of $748,000 in 2006 and provided cash of $2.4 million in 2005. Net cash inflows for the year ended December 31, 2007 resulted primarily from our operating losses offset by non-cash charges for depreciation and amortization, changes in fair value of the preferred stock warrant and stock-based compensation charges as well as changes in our working capital accounts. Net cash outflows in 2006 resulted primarily from operating losses partially offset by changes in our working capital accounts and non-cash charges for depreciation and amortization, changes in fair value of the warrant for redeemable convertible preferred stock and stock-based compensation charges. Net cash inflows during 2005 resulted primarily from operating losses offset by increases in current liability accounts and non-cash charges for depreciation and amortization. Operating losses were primarily due to increased sales and marketing efforts and additional employees company wide for each of the three years in the period ended December 31, 2007.

Changes in current assets consisted primarily of the increase in prepaid expenses and other current assets. Prepaid expenses and other current assets increased $1.3 million in 2007 primarily due to an increase in prepaid software and maintenance contracts as well as increased volume of business. Prepaid expenses and other current assets increased $255,000 in 2006 primarily due to increased volume of business. Other assets increased in 2007 due to the prepayment of a multi-year software agreement.

The increases in current liability accounts consisted primarily of the following:

Changes in deferred revenue were as follows:

•	during 2007, deferred revenue increased $4.9 million from $5.5 million to $10.4 million;

•	during 2006, deferred revenue increased $2.7 million from $2.8 million to $5.5 million; and

•	during 2005, deferred revenue increased $1.5 million from $1.3 million to $2.8 million.

The increases in deferred revenue were due to continued growth in unearned prepaid subscriptions. The growth in subscriptions was primarily due to new customer growth.

Changes in accrued expenses and other current liabilities were as follows:

•	during 2007, accrued expenses increased $900,000 from $2.4 million to $3.3 million primarily due to increased employee related costs as a result of personnel additions;

•	during 2006, accrued expenses increased $1.9 million from $494,000 to $2.4 million primarily due to increased marketing efforts during the year, increased employee related costs as a result of personnel additions and increased costs directly attributable to revenue growth partially offset by the receipt of invoices and timing of payments; and

•	during 2005, accrued expenses increased $188,000 from $306,000 to $494,000.

Changes in accounts payable were as follows:

•	during 2007, accounts payable increased $1.3 from $2.6 million to $3.9 million;

•	during 2006, accounts payable increased $1.1 million from $1.5 million to $2.6 million; and

•	during 2005, accounts payable increased $1.3 million from $176,000 to $1.5 million.

The changes in accounts payable were due to increased expense levels, net of the impact of the timing of payments to vendors.

The following non-cash charges are added back as adjustments to reconcile net loss to net cash used in or provided by operating activities:

•	change in fair value of warrant of $3.9 million and $588,000 for the years ended December 31, 2007 and 2006, respectively;

•	depreciation and amortization expense of $2.6 million, $1.5 million and $591,000 for the years ended December 31, 2007, 2006 and 2005, respectively; and

•	stock-based compensation expense of $645,000, $83,000 and $17,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The change in fair value of the warrant to purchase Series B redeemable convertible preferred stock was due to the increase in the value of the underlying common stock into which this warrant was ultimately convertible. The warrant was subject to re-measurement at each balance sheet date and changes in fair value recognized as a component of other expense until the warrant was exercised in October 2007.

The increase in depreciation and amortization expense was due to increased purchases of property and equipment required to support the continued growth of the business.

The increase in stock-based compensation expense was due to the adoption of SFAS 123R in January 2006 and an increase in the value of the common stock into which these options were exercisable.

As of December 31, 2007, we had federal and state net operating loss carry-forwards of $38 million and $25 million, respectively, which may be available to offset potential payments of future federal and state income tax liabilities which expire at various dates through 2027 for federal income tax purposes and through 2012 for state income tax purposes.

Net cash used in investing activities was $6.0 million, $7.7 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash used in investing activities during the years ended December 31, 2007 and 2006 consisted primarily of net cash paid to purchase marketable securities and property and equipment, partially offset by maturities of marketable securities in 2007. Net cash used in investing activities during the year ended December 31, 2005 consisted primarily of cash paid for the purchase of property and equipment. Property and equipment purchases consist of infrastructure for our products, capitalization of certain software development costs, computer equipment for our employees and equipment and leasehold improvements primarily related to additional office space.

Net cash provided by financing activities was $90.0 million for 2007. Net cash provided by financing activities was $14.4 million and $512,000 for the years ended December 31, 2006 and 2005, respectively. Net cash provided by financing activities for 2007 consisted primarily of cash proceeds from our initial public offering in which we raised approximately $90.4 million after deducting underwriting discounts and commissions and other offering costs. We also received proceeds of $2.8 million from additional borrowings under the term loan facility and repaid $900,000 of borrowings during the first nine months of 2007. After our initial public offering, we used proceeds of $2.6 million to repay the remaining outstanding borrowings. Additional cash was provided by exercises of outstanding options and warrants in 2007. Net cash provided by financing activities for the year ended December 31, 2006 consisted primarily of proceeds from the issuance of our Series C redeemable convertible preferred stock and, to a lesser extent, proceeds from the exercise of stock options and warrants, partially offset by repayment of outstanding borrowings under the term loan facility. Net cash provided by financing activities for the year ended December 31, 2005 consisted primarily of new borrowings under the term loan facility partially offset by repayment of the borrowings and other capital lease obligations.

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

We plan to open a second third-party hosting facility that is expected to become operational in the first quarter of 2008 to provide redundancy and increased scaleability for our product infrastructure. We have made capital expenditures in 2007 and plan to make additional capital expenditures in 2008 for capital equipment to be used in this facility. We also plan to open a second sales and support office in the second half of 2008. We anticipate making capital commitments in 2008 and 2009 associated with the build-out and outfitting of this office.

Additionally we anticipate continuing investments in property and equipment to support the growth in our business. We believe that our current cash, cash equivalents and marketable securities and operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may need to raise additional funds through public or private financings or borrowings to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS 141(R) expands the definition of a business combination and requires acquisitions to be accounted for at fair value. These fair value provisions will be applied to contingent consideration, in-process research and development and acquisition contingencies. Purchase accounting adjustments will be reflected during the period in which an acquisition was originally recorded. Additionally, the new standard requires transaction costs and restructuring charges to be expensed. The guidance of SFAS 141(R) shall be applied to the first reporting period beginning after December 15, 2008. The adoption of SFAS 141(R) is not expected to have a material impact on our financial position, results of operations, or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that SFAS 159 may have on our financial statements taken as a whole.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 which permits delayed application of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the effect that SFAS 157 may have on our financial statements taken as a whole.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Operating lease obligations	$6,024	$2,041	$3,983	—	—
Contractual commitments	9,302	1,756	3,490	$3,282	$774

Total	$15,326	$3,797	$7,473	$3,282	$774

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk.  We bill our customers in U.S. dollars and receive payment predominantly in U.S. dollars. Accordingly, our results of operations and cash flows are not subject to fluctuations due to changes in foreign currency exchange rates.

Interest Rate Sensitivity.  Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our marketable securities, which are primarily short-term investment grade and government securities, as well as our cash and cash equivalents which are primarily held in a money market account, we believe that there is no material risk of exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Constant Contact, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Constant Contact, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in redeemable convertible preferred stock and stockholder’s equity (deficit) and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Constant Contact, Inc. and its subsidiary (the “Company”) at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
March 14, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Constant Contact, Inc.

We have audited the accompanying statements of operations, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and comprehensive loss, and of cash flows of Constant Contact, Inc. (the Company) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Constant Contact, Inc. for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/  Vitale, Caturano and Company, Ltd.

VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts
March 10, 2006 (except with respect to the
Series C financing and common stock split discussed in Note 5, as to which the dates are May 12, 2006 and
September 6, 2007, respectively)

Constant Contact, Inc.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands, except share and per share data)

ASSETS
Current assets
Cash and cash equivalents	$97,051	$8,786
Short-term marketable securities	4,484	4,004
Accounts receivable, net of allowance for doubtful accounts of $11 and $3 as of December 31, 2007 and 2006, respectively	62	41
Prepaid expenses and other current assets	1,701	411

Total current assets	103,298	13,242
Property and equipment, net	7,986	4,957
Restricted cash	308	266
Other assets	253	16

Total assets	$111,845	$18,481

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,858	$2,576
Accrued expenses	3,279	2,406
Deferred revenue	10,354	5,476
Redeemable convertible preferred stock warrant	—	628
Current portion of notes payable	—	449

Total current liabilities	17,491	11,535
Notes payable, net of current portion	—	253

Total liabilities	17,491	11,788

Commitments and contingencies (Note 10)
Redeemable convertible preferred stock
Series A redeemable convertible preferred stock, $0.01 par value; 0 shares authorized and outstanding at December 31, 2007; 1,026,680 shares authorized and outstanding at December 31, 2006	—	14,049
Series B redeemable convertible preferred stock, $0.01 par value; 0 shares authorized and outstanding at December 31, 2007; 9,761,666 shares authorized and 9,641,666 shares outstanding at December 31, 2006	—	6,376
Series C redeemable convertible preferred stock, $0.01 par value; 0 shares authorized and outstanding at December 31, 2007; 2,521,432 shares authorized and outstanding at December 31, 2006	—	14,897

Total redeemable convertible preferred stock	—	35,322

Stockholders’ equity (deficit)
Preferred stock; $0.01 par value; 5,000,000 and 0 shares authorized at December 31, 2007 and 2006, respectively; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 100,000,000 and 20,000,000 shares authorized at December 31, 2007 and 2006, respectively; 27,617,014 and 3,788,944 shares issued and outstanding as of December 31, 2007 and 2006, respectively	276	38
Additional paid-in capital	136,832	5,835
Accumulated other comprehensive income	2	—
Accumulated deficit	(42,756)	(34,502)

Total stockholders’ equity (deficit)	94,354	(28,629)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$111,845	$18,481

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenue	$50,495	$27,552	$14,658
Cost of revenue	13,031	7,801	3,747

Gross profit	37,464	19,751	10,911

Operating expenses
Research and development	10,341	6,172	3,355
Sales and marketing	27,376	18,592	7,460
General and administrative	5,445	2,623	1,326

Total operating expenses	43,162	27,387	12,141

Loss from operations	(5,698)	(7,636)	(1,230)
Interest income	1,543	479	47
Interest expense	(188)	(94)	(71)
Other expense, net	(3,911)	(588)	—

Net loss	(8,254)	(7,839)	(1,254)
Accretion of redeemable convertible preferred stock	(816)	(3,788)	(5,743)

Net loss attributable to common stockholders	$(9,070)	$(11,627)	$(6,997)

Net loss attributable to common stockholders per share: basic and diluted	$(0.97)	$(3.38)	$(2.49)
Weighted average shares outstanding used in computing per share amounts: basic and diluted	9,366	3,438	2,813

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) and Comprehensive Loss

	Series A		Series B		Series C
	Redeemable		Redeemable		Redeemable		Total Redeemable						Accumulated		Total
	Convertible		Convertible		Convertible		Convertible				Additional		Other		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Deferred	Comprehensive	Accumulated	Equity	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	(Deficit)	Loss
	(In thousands, except share data)
Balance at December 31, 2004	1,026,680	$6,304	9,641,666	$4,610	—	$—	10,668,346	$10,914	2,799,649	$28	$15,111	$(17)	$—	$(25,409)	$(10,287)
Issuance of common stock in connection with stock option exercises								—	473,170	5	13				18
Issuance of restricted stock								—	192,010	2	10				12
Amortization of deferred compensation expense								—				17			17
Accretion of Series A and B redeemable convertible preferred stock to redemption value		4,531		1,212				5,743			(5,743)				(5,743)
Net loss								—						(1,254)	(1,254)	$(1,254)

Total comprehensive loss																$(1,254)

Balance at December 31, 2005	1,026,680	10,835	9,641,666	5,822	—	—	10,668,346	16,657	3,464,829	35	9,391	—	—	(26,663)	(17,237)
Issuance of common stock in connection with stock option exercises								—	192,076	2	8				10
Issuance of common stock in connection with warrant exercises								—	132,039	1	181				182
Stock-based compensation expense								—			83				83
Reclassification of redeemable convertible preferred stock warrant to liability								—			(40)				(40)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $123					2,521,432	14,877	2,521,432	14,877
Accretion of Series A, B and C redeemable convertible preferred stock to redemption value		3,214		554		20		3,788			(3,788)				(3,788)
Net loss								—						(7,839)	(7,839)	$(7,839)

Total comprehensive loss																$(7,839)

Balance at December 31, 2006	1,026,680	14,049	9,641,666	6,376	2,521,432	14,897	13,189,778	35,322	3,788,944	38	5,835	—	—	(34,502)	(28,629)
Issuance of common stock in connection with stock option exercises								—	199,824	2	69				71
Issuance of common stock in connection with warrant exercises								—	125,704	1	155				156
Issuance of common stock in connection with initial public offering, net of issuance costs of $1,804								—	6,199,845	62	90,374				90,436
Stock-based compensation expense								—			645				645
Accretion of Series A, B and C redeemable convertible preferred stock to redemption value		718		74		24		816			(816)				(816)
Issuance of redeemable convertible preferred stock in connection with warrant exercise			120,000	4,605			120,000	4,605							—
Conversion of redeemable convertible preferred stock to common stock upon close of initial public offering	(1,026,680)	(14,767)	(9,761,666)	(11,055)	(2,521,432)	(14,921)	(13,309,778)	(40,743)	17,302,697	173	40,570				40,743
Unrealized gain on available-for-sale securities								—					2		2	$2
Net loss								—						(8,254)	(8,254)	(8,254)

Total comprehensive loss																$(8,252)

Balance at December 31, 2007	—	$—	—	$—	—	$—	—	$—	27,617,014	$276	$136,832	$—	$2	$(42,756)	$94,354

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities
Net loss	$(8,254)	$(7,839)	$(1,254)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,631	1,536	591
Accretion of discount on investments	(151)	(10)	—
Stock-based compensation expense	645	83	17
Changes in fair value of redeemable convertible preferred stock warrant	3,918	588	—
Provision for bad debts	8	5	21
Gain on sale of equipment	(6)	—	—
Changes in operating assets and liabilities
Accounts receivable	(29)	1	(31)
Prepaid expenses and other current assets	(1,290)	(255)	(26)
Other assets	(237)	(16)	—
Accounts payable	1,282	1,098	1,304
Accrued expenses	873	1,412	187
Deferred revenue	4,878	2,649	1,557

Net cash provided by (used in) operating activities	4,268	(748)	2,366

Cash flows from investing activities
Purchases of short-term marketable securities	(9,327)	(3,994)	—
Proceeds from maturities of short-term marketable securities	9,000	—	—
Net increase in restricted cash	(42)	—	(112)
Proceeds from sale of equipment	12
Purchases of property and equipment	(5,666)	(3,701)	(2,097)

Net cash used in investing activities	(6,023)	(7,695)	(2,209)

Cash flows from financing activities
Proceeds from notes payable	2,788	—	1,007
Repayments of notes payable	(3,490)	(614)	(506)
Repayments of capital lease obligations	—	(10)	(19)
Proceeds from issuance of Series C redeemable convertible preferred stock, net of issuance costs of $123	—	14,877	—
Proceeds from issuance of common stock pursuant to exercise of stock options and warrants	227	192	18
Proceeds from issuance of preferred stock pursuant to exercise of a warrant	59	—	—
Proceeds from sale of restricted stock	—	—	12
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs of $1,804	90,436	—	—

Net cash provided by financing activities	90,020	14,445	512

Net increase in cash and cash equivalents	88,265	6,002	669
Cash and cash equivalents, beginning of year	8,786	2,784	2,115

Cash and cash equivalents, end of year	$97,051	$8,786	$2,784

Supplemental disclosure of cash flow information
Cash paid for interest	$194	$97	$65
Noncash investing and financing activities:
Purchases of property and equipment included in accrued expenses	—	500	—
Conversion of redeemable convertible preferred stock to common stock	40,743	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

1.	Nature of the Business

Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation on August 25, 1995. The Company reincorporated in the State of Delaware in 2000. The Company is a leading provider of on-demand email marketing and online survey products to small organizations, including small businesses, associations and nonprofits located primarily in the U.S. The Company’s email marketing product allows customers to create, send and track email marketing campaigns. The Company’s online survey product enables customers to survey their customers, clients or members and analyze the responses. These products are designed and priced for small organizations and are marketed directly by the Company and through a wide variety of channel partners. The Company was originally incorporated under the name Roving Software Incorporated and subsequently began doing business under the trade name Constant Contact in 2004. In 2006, the Company changed its name to Constant Contact, Inc.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include those of the Company and its subsidiary, Constant Contact Securities Corporation, after elimination of all intercompany accounts and transactions. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, stock-based compensation and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Marketable Securities

The Company follows the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, in determining the classification of and accounting for its marketable securities. The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest income based on the specific identification method. Fair value is determined based on quoted market prices.

At December 31, 2007, marketable securities consisted of commercial paper and corporate notes and obligations with an aggregate fair value of $4,484 and $2 of net unrealized gains. All marketable securities

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

had remaining maturities of less than one year as of December 31, 2007. At December 31, 2006, marketable securities consisted of corporate notes and obligations with an aggregate fair value of $4,004, and $0 unrealized gains or losses.

Accounts Receivable

Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company reserves for receivables that are determined to be uncollectible, if any, in its allowance for doubtful accounts. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term marketable securities. At December 31, 2007 and 2006, the Company had substantially all cash balances at certain financial institutions in excess of federally insured limits. The Company maintains its cash balances and custody of its marketable securities with accredited financial institutions.

For the years ended December 31, 2007, 2006 and 2005, there were no customers that accounted for more than 10% of total revenue.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets or, where applicable and if shorter, over the lease term. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to other income. Repairs and maintenance costs are expensed as incurred.

Estimated useful lives of assets are as follows:

Computer equipment	3 years
Software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of life of lease or estimated useful life

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstance indicate that the related carrying amount may not be recoverable. Undiscounted cash flows are compared to the carrying value and when required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount over the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Revenue Recognition

The Company provides access to its products through month-to-month subscription arrangements whereby the customer is charged a fee. Subscription arrangements include access to use the Company’s software via the internet and support services such as telephone support. The Company follows the guidance of Securities and

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force (“EITF”) Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware, which applies when customers do not have the right to take possession of the software and use it on another entity’s hardware. When there is evidence of an arrangement, the fee is fixed or determinable and collectibility is deemed probable, the Company recognizes revenue on a daily basis over the subscription term as the services are delivered.

The Company also offers professional services to its customers primarily for the design of custom email templates and training. Professional services revenue is accounted for separate from subscription revenue based on the guidance of EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, as those services have value on a standalone basis and do not involve a significant degree of risk or unique acceptance criteria and as the fair value of the Company’s subscription services is evidenced by their availability on a standalone basis. Professional services revenue is recognized as the services are performed.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition of the Company’s on-demand products described above and is recognized as the revenue recognition criteria are met. The Company’s customers pay for services in advance on a monthly, semiannual or annual basis.

Software and WebSite Development Costs

The Company follows the guidance of Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF Issue No. 00-02, Accounting for Web Site Development Costs, in accounting for the development costs of its on-demand products and website development costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use.

Redeemable Convertible Preferred Stock Warrant (including Change in Accounting Principle)

On June 29, 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (“FSP 150-5”). FSP 150-5 affirms that warrants of this type are subject to the requirements in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), regardless of the redemption price or the timing of the redemption feature. Therefore, under SFAS 150, the freestanding warrants to purchase the Company’s redeemable convertible preferred stock were liabilities that were to be recorded at fair value. The Company adopted FSP 150-5 as of July 1, 2005. The effect of this adoption on the financial statements between the date of adoption and January 1, 2006 was immaterial. The warrant was subject to remeasurement at each balance sheet date prior to exercise of the warrant and the change in fair value (determined using the Black-Scholes option pricing model) was recognized as other expense.

Comprehensive Loss

Comprehensive loss includes net loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income is unrealized gains and losses on available-for-sale securities. The Company had gross unrealized gains and losses of $3 and ($1), respectively, as of December 31, 2007 and no unrealized gains or

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

losses as of December 31, 2006. There were no realized gains or losses recorded to net loss for the years ended December 31, 2007, 2006 and 2005.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short-term nature.

Segment Data

The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. Revenue is generated predominately in the U.S. and all significant assets are held in the U.S.

Net Loss Attributable to Common Stockholders Per Share

Basic and diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of nonrestricted common shares outstanding for the period.

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact:

	December 31,
	2007	2006	2005

Options to purchase common stock	2,200,622	1,702,007	1,217,766
Warrants to purchase common or redeemable convertible preferred stock	520	282,223	414,262
Restricted shares	96,006	144,008	192,010
Redeemable convertible preferred stock	—	17,146,675	13,868,824
Total options, warrants, restricted shares and redeemable convertible preferred stock exercisable or convertible into common stock	2,297,148	19,274,913	15,692,862

Advertising Expense

The Company expenses advertising as incurred. Advertising expense was $13,052, $9,778 and $2,618 during the years ended December 31, 2007, 2006 and 2005, respectively.

Accounting for Stock-Based Compensation (including Change in Accounting Principle)

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and related interpretations. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. SFAS 123R requires all share-based compensation to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable service period. The Company adopted the prospective transition method which does not result in restatement of previously issued financial statements and requires only new awards or awards that are modified, repurchased or canceled after the effective date to be accounted for under the provisions of SFAS 123R. Prior to January 1, 2006, the Company accounted for stock-based compensation

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

arrangements according to the provisions of APB 25 and related interpretations. Pursuant to the income tax provisions included in SFAS 123R, the Company has elected the “short-cut method” of computing its hypothetical pool of additional paid-in capital that is available to absorb future tax benefit shortfalls.

Income Taxes (including Change in Accounting Principle)

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007 and the adoption did not have an effect on its results of operations and financial position.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS 141(R) expands the definition of a business combination and requires acquisitions to be accounted for at fair value. These fair value provisions will be applied to contingent consideration, in-process research and development and acquisition contingencies. Purchase accounting adjustments will be reflected during the period in which an acquisition was originally recorded. Additionally, the new standard requires transaction costs and restructuring charges to be expensed. The guidance of SFAS 141(R) ahall be applied to the first reporting period beginning after December 15, 2008. The adoption of SFAS 141(R) is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that SFAS 159 may have on the Company’s financial statements taken as a whole.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. 157-2, Effective

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Date of FASB Statement No. 157, which permits delayed application of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the effect that SFAS 157 may have on the Company’s financial statements taken as a whole.

3.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2007	2006

Computer equipment	$8,100	$5,137
Software	3,821	2,754
Furniture and fixtures	1,308	1,015
Leasehold improvements	929	160

Total property and equipment	14,158	9,066
Less: Accumulated depreciation and amortization	6,172	4,109

Property and equipment, net	$7,986	$4,957

Depreciation and amortization expense was $2,631, $1,536 and $591 for the years ended December 31, 2007, 2006 and 2005, respectively. During 2007, the Company retired and sold assets that had a gross book value of $574 and a net book value of $6, for proceeds of $12. The resulting gain of $6 was recorded to other income.

The Company capitalized costs associated with the development of internal use software of $382 and $516 and recorded related amortization expense of $157 and $0 during the years ended December 31, 2007 and 2006, respectively. The remaining net book value of capitalized software costs was $741 and $516 as of December 31, 2007 and 2006, respectively.

4.	Notes Payable

In February 2003, the Company entered into a Loan and Security Agreement (the “Agreement”) with a financial institution, which provided for a $350 term loan for the acquisition of property and equipment. From the period of August 2003 through September 2005, the Company amended the Agreement five times in order to increase the amount available to borrow to $2,175 and to add and amend various terms and covenants. In March 2007, the Company amended the agreement a sixth time to establish an additional borrowing availability of $5,000, which amount could be drawn down through December 31, 2007, as well as to amend and add various terms and covenants. Advances under the Agreement were payable in thirty to thirty-six monthly installments. The interest rate was variable based on prime plus 2%. Borrowings were collateralized by substantially all of the assets of the Company. In October 2007, the Company used approximately $2,600 of proceeds from its initial public offering to repay all outstanding debt under the term loan facility (Note 5). No amounts remained outstanding or available for borrowing under the term loan at December 31, 2007.

In connection with entering into the Agreement in 2003, the Company issued a warrant to purchase 520 shares of the Company’s common stock at an exercise price of $0.38 per share. The warrant was due to expire in November 2007. The value of the warrant, estimated using the Black-Scholes pricing model, was not material. In connection with the Loan Modification Agreement in March 2007, the Company agreed to extend the term of the warrant for a period of seven years from the date of the modification. The Company estimated the incremental fair value related to the modification of the warrant using the Black-Scholes pricing model and determined it to be immaterial. This warrant remained outstanding at December 31, 2007.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

5.	Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Initial Public Offering

On October 9, 2007, the Company closed its initial public offering of 7,705,000 shares of common stock at an offering price of $16.00 per share, of which 6,199,845 shares were sold by the Company and 1,505,155 shares were sold by selling stockholders, raising proceeds to the Company of $90,436, net of underwriting discounts and offering costs. At the close of the initial public offering, the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into common stock and the Company’s charter was amended and restated to provide for 100,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share, all of which preferred stock is undesignated.

Redeemable Convertible Preferred Stock

During 2002, the Company authorized 1,026,680 shares and 9,761,666 shares of Series A redeemable convertible preferred stock (“Series A”) and Series B redeemable convertible preferred stock (“Series B”), respectively. Also during 2002, the Company issued 1,026,680 and 9,641,666 shares of Series A and Series B, respectively.

During 2006, the Company authorized 2,521,432 shares of Series C redeemable convertible preferred stock (“Series C”). In May and July 2006, the Company issued 2,357,130 and 164,302 shares, respectively, of Series C for an aggregate purchase price of $15,000 or $5.949 per share.

The holders of the redeemable convertible preferred stock that was authorized and outstanding prior to the Company’s initial public offering had the following rights:

Voting

The holders of the preferred stock were entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote. Each preferred stockholder was entitled to the number of votes equal to the number of shares of common stock into which each preferred share was convertible at the time of such vote. The holders of Series B and Series C were entitled to other specific voting rights with respect to the election of directors, as defined.

Dividends

The holders of Series B shares were entitled to receive cumulative dividends at the rate of 10% per annum through May 12, 2006, payable in preference and priority to any payment of any dividend on common stock, Series A or Series C shares. No dividends accrued after May 12, 2006. No dividends were to be made with respect to the common stock unless the holders of Series B and Series C first received, or simultaneously received, a dividend in an amount equivalent to that of common stock on an as converted basis. The holders of Series A shares were not entitled to receive dividends.

Liquidation Preference

In the event of any liquidation, dissolution or winding-up of the affairs of the Company, the holders of Series C were entitled to receive an amount, to be paid first out of the assets of the Company available for distribution to holders of all classes of capital stock, equal to $11.898 per share (subject to adjustment), plus any declared but unpaid dividends, in the case of a specified liquidation event (defined as an event in which the proceeds legally available for distribution to the stockholders have value equal to or less than $100,000), or $5.949 per share (subject to adjustment) plus any declared but unpaid dividends in the case of other than a specified liquidation event. If the assets of the Company were insufficient to pay the full amount entitled to the holders

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

of Series C, then the entire assets of the Company were to be distributed ratably among the holders of Series C.

After such payments had been made in full to the holders of Series C, the holders of Series B were entitled to receive an amount equal to $0.50 per share (subject to adjustment), plus any accrued but unpaid dividends. If the assets of the Company were insufficient to pay the full amount entitled to the holders of Series B, then the remaining assets of the Company were to be distributed ratably among the holders of Series B.

After such payments were made in full to the holders of Series C and Series B, the holders of Series A were entitled to receive an amount equal to approximately $17.00 per share (subject to adjustment). If the assets of the Company were insufficient to pay the full amount entitled to the holders of Series A, then the remaining assets available for such distribution were to be distributed ratably among the holders of Series A.

Upon completion of the distribution as described above, all of the remaining proceeds available for distribution to stockholders were to be distributed among the holders of Series B and Series C and Common stock pro rata based on number of shares of Common stock held by each (assuming full conversion of all such preferred stock) provided that holders of Series C would receive no further distribution if such holders were entitled to a distribution equal to twice the original price as stated above.

Conversion

Each share of preferred stock, at the option of the holder, was convertible into the number of fully paid shares of common stock as determined by dividing the respective preferred stock issue price by the conversion price in effect at the time. The initial conversion prices of Series A, B and C shares were $17.00, $0.50 and $5.949, respectively, subject to adjustment in accordance with the antidilution provisions contained in the Company’s Certificate of Incorporation, as amended. After giving effect to the stock split the conversion ratio of all outstanding preferred stock was 1.3 shares of common stock for each share of preferred stock. Conversion was automatic immediately upon the closing of the first underwritten public offering in which the aggregate proceeds raised exceed $25,000 and pursuant to which the initial price to the public was at least $9.152 per share (after giving effect to the stock split).

At the close of the initial public offering, the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 17,146,697 shares of common stock and a warrant to purchase redeemable convertible preferred stock was exercised and converted to 156,000 shares of common stock.

Redemption

The holders of at least a majority of the voting power of the then outstanding Series B and Series C shares (voting together as a single class), by written request at any time after May 12, 2010 (the “Redemption Date”), could have required the Company to redeem the preferred stock by paying in cash a sum equal to 100% of the original purchase price of the Series A, Series B and Series C preferred stock plus accrued but unpaid dividends on Series B and declared but unpaid dividends on Series C, in three (3) annual installments. If the Company did not have sufficient funds legally available to redeem all shares of preferred stock to be redeemed at the Redemption Date, then the Company was to redeem first the maximum possible shares of Series C ratably among the holders of Series C. Only after all Series C shares that were to be redeemed at the Redemption Date were redeemed, the Company was to redeem the maximum number of Series B shares ratably among the holders of Series B. Only after all Series C and B shares that were to be redeemed at the Redemption Date were redeemed, the Company was to redeem the maximum number of Series A shares ratably among the holders of Series A. The Company recorded dividends and accretion through a charge to

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

stockholders’ equity (deficit) of $816, $3,788 and $5,743 in 2007, 2006 and 2005, respectively, in connection with the redemption rights.

Warrants

In connection with certain equity financings, the Company granted warrants to purchase 257,743 shares of common stock at exercise prices ranging from $1.21-$1.38 per share. The common stock warrants were to expire on varying dates through October 2008, or the effective date of a merger or consolidation of the Company with another entity or the sale of all or substantially all of the Company’s assets. Warrants to purchase 132,039 shares of common stock were exercised during 2006 and warrants to purchase 125,704 shares of common stock were outstanding at December 31, 2006. The remaining warrants for the purchase of 125,704 shares of common stock were exercised during the year ended December 31, 2007.

In connection with the Series B financing, the Company granted to a consultant a warrant to purchase 120,000 shares of Series B at a price of $0.50 per share. The warrant was due to expire on the earliest to occur of November 27, 2007, or immediately prior to the closing of a merger, sale of assets, or consolidation of the Company by another entity, or immediately prior to the closing date of an initial public offering of the Company’s common stock. The Company accounted for the Series B warrant in accordance with the guidance in FSP 150-5. The guidance provides that warrants for shares that are redeemable are within the scope of SFAS 150 and should be accounted for as a liability and reported at fair value each reporting period until exercised. At December 31, 2006, the Company used the Black-Scholes option-pricing model to estimate the fair value of the Series B warrant to be $628. During 2007, 2006 and 2005, the Company recorded a charge to other expense of $3,918, $588 and $0, respectively, relating to the changes in carrying value of the Series B warrant. As of the close of the Company’s initial public offering, the warrant was exercised for 120,000 shares of redeemable convertible preferred stock which automatically converted into 156,000 shares of common stock.

Common Stock

In August 2007, the pricing committee of the Company’s board of directors, pursuant to delegated authority, approved a 1.3-for-1 stock split of the Company’s common stock, which became effective in September 2007. All references to share and per share amounts have been adjusted retroactively to reflect the stock split.

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of preferred stock outstanding.

6.	Stock-Based Awards

In 1999, the Company’s Board of Directors adopted the 1999 Stock Option/Stock Issuance Plan (the “Plan”). The Plan provided for the granting of incentive and nonqualified stock options with a maximum term of ten years, restricted stock and other equity awards to employees, officers, directors, consultants and advisors of the Company. Provisions such as vesting, repurchase and exercise conditions and limitations were determined by the Board of Directors on the grant date. The maximum number of shares of common stock that could be issued pursuant to the 1999 Stock Plan was 5,604,353. In conjunction with the adoption of the 2007 Stock Incentive Plan, the board of directors voted that no further stock options or other equity-based awards shall be granted under the 1999 plan.

In 2007, the 2007 Stock Incentive Plan (“2007 Plan”), was adopted by the board of directors and approved by its stockholders. The 2007 Plan permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company reserved 1,500,000 shares of its common stock for the issuance under the 2007 Plan. Additionally, per the terms of the 2007 Plan, 700,000 shares of common stock previously reserved for issuance under the 1999 plan were added to the number of shares available for issuance under the 2007 Plan. The 2007 Plan also contains an evergreen provision that allows for an annual increase in the number of shares available for issuance on the first day of each year beginning in 2008 and ending on the second day of 2017. The increase is based on a formula and cannot exceed 700,000 shares of common stock per year. As of December 31, 2007, 1,807,450 shares of common stock were available for issuance under the 2007 Plan.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the intrinsic value recognition and measurement provisions of APB 25 and related interpretations, and adopted the disclosure-only provisions of SFAS 123, as amended by SFAS No. 148.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R. SFAS 123R requires nonpublic companies that used the minimum value method in SFAS 123 for either recognition or pro forma disclosures to apply SFAS 123R using the prospective transition method. Under the prospective transition method, compensation cost recognized in the years ended December 31, 2007 and 2006 included the pro rata compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes the compensation cost of employee stock-based awards in the statement of operations using the straight-line method over the requisite service period of the award. The Company will continue to apply APB 25 in future periods to equity awards outstanding at the date of SFAS 123R’s adoption that were measured using the minimum value method. In accordance with the requirements of SFAS 123R, the Company does not present pro forma disclosures for periods prior to the adoption of SFAS 123R, as the estimated fair value of the Company’s stock options granted through December 31, 2005 was determined using the minimum value method.

Stock Options

During the years ended December 31, 2007, 2006 and 2005, the Company granted 860,296, 749,277 and 737,091 stock options, respectively, to certain employees and directors. The vesting of these awards is time-based and the restrictions typically lapse 25% after one year and quarterly thereafter for the next 36 months.

Stock options have historically been granted with exercise prices equal to the estimated fair value of the Company’s common stock on the date of grant. Commencing in the fourth quarter 2007, the Company based fair value on the quoted market price of the Company’s common stock. Because there was no public market for the Company’s common stock prior to the initial public offering (Note 5), the Company’s board of directors determined the fair value of common stock taking into account the Company’s most recently available valuation of common stock.

For the year ended December 31, 2005, the fair value of common stock was estimated by the Company on an annual basis. The fair value was estimated by considering a number of objective and subjective factors, including peer group trading multiples, the amount of preferred stock liquidation preferences, the illiquid nature of common stock and the size of the Company and its lack of historical profitability.

Commencing in 2006, the Company began the process of quarterly contemporaneous common stock valuations. In the first quarter of 2006, the fair value of common stock was estimated using the guideline public company method. The valuation considered numerous factors, including peer group trading multiples, the amount of preferred stock liquidation preferences, the illiquid nature of the Company’s common stock, the Company’s small size, lack of historical profitability, short-term cash requirements and the redemption rights of preferred stockholders.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Beginning in the second quarter of 2006, the quarterly common stock valuations were prepared using the probability-weighted expected return method. Under this methodology, the fair market value of common stock was estimated based upon an analysis of future values for the Company assuming various outcomes. The share value was based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available to the Company as well as the rights of each share class.

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

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Weighted average risk-free interest rate	4.23%	4.82%
Expected term (in years)	6.1	6.1
Weighted average expected volatility	62.1%	64.9%
Expected dividends	0%	0%

A summary of stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value

Outstanding
Balance at December 31, 2004	1,036,305	$0.99
Granted	737,091	0.06
Exercised	(473,170)	0.04
Forfeited	(82,460)	1.03

Balance at December 31, 2005	1,217,766	0.79
Granted	749,277	2.35
Exercised	(192,076)	0.05
Forfeited	(72,960)	0.47

Balance at December 31, 2006	1,702,007	1.57
Granted	860,296	13.36
Exercised	(199,824)	0.35
Forfeited	(161,857)	1.15

Balance at December 31, 2007	2,200,622	6.32	8.33	$33,405

Exercisable at December 31, 2007	573,178	$2.00	6.90	$11,177

The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2007 of $21.50 per share and the exercise price of the options.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

The weighted average grant-date fair value of grants of stock options was $8.06 and $1.50 per share for the years ended December 31, 2007 and 2006, respectively.

The total intrinsic value of stock options exercised was $978, $430 and $11 for the years ended December 31, 2007, 2006 and 2005, respectively.

Compensation cost of $645, $83 and $17 was recognized for employee stock-based compensation for the years ended December 31, 2007, 2006 and 2005, respectively.

Under the provisions of SFAS 123R, the Company recognized stock-based compensation expense on all employee awards in the following categories:

	Years Ended
	December 31,
	2007	2006

Cost of revenue	$81	$25
Research and development	170	27
Sales and marketing	133	19
General and administrative	261	12

	$645	$83

No stock-based compensation expense was capitalized during the years ended December 31, 2007, 2006 or 2005. The unrecognized compensation expense associated with outstanding stock options at December 31, 2007 was $7,225 which is expected to be recognized over a weighted-average period of 3.57 years as of December 31, 2007.

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

Restricted Stock

During the year ended December 31, 2005, the Company sold 192,010 shares of restricted stock to a certain employee. The vesting of this award is time-based and restrictions lapse over four years. The Company did not record compensation expense as the shares were sold at fair value. At December 31, 2007 and 2006, 96,006 and 144,008 shares, respectively remained unvested. No shares have been forfeited.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

7.	Income Taxes

As a result of losses incurred, the Company did not provide for any income taxes in the years ended December 31, 2007, 2006 and 2005. A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended December 31,
	2007	2006	2005

Statutory rate	(34%)	(34%)	(34%)
Increase in valuation allowance	44	40	55
State taxes, net of federal benefit	(6)	(6)	(6)
Impact of permanent differences	—	1	—
Expiration of state net operation losses	5	5	—
Tax credits	(8)	(7)	(14)
Other	(1)	1	(1)

	0%	0%	0%

The Company has deferred tax assets related to temporary differences and operating loss carryforwards as follows:

	December 31,
	2007	2006

Deferred tax assets
Net operating loss carryforwards	$14,002	$10,778
Capitalized research and development	22	41
Research and development credit carryforwards	1,952	1,584
Accrued expenses	307	176
Redeemable convertible preferred stock warrant	288	237

Total deferred tax assets	16,571	12,816
Deferred tax asset valuation allowance	(16,299)	(12,688)

Net deferred tax assets	272	128

Deferred tax liabilities
Depreciation	(272)	(128)

Total deferred tax liabilities	(272)	(128)

Net deferred tax assets	$—	$—

The Company has provided a valuation allowance for the full amount of its net deferred tax assets because at December 31, 2007 and 2006 it is not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized. The change in valuation allowance for the year ended December 31, 2007 of $3,611 is attributable primarily to the increase in the net operating loss and research and development credit carryforwards.

At December 31, 2007, the Company has federal and state net operating loss carryforwards of approximately $38,243 and $24,862 respectively, which expire at varying dates through 2027 for federal income tax purposes and through 2012 for state income tax purposes. At December 31, 2007, $1,396 of federal and state net

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

operating loss carryforwards relate to deductions for stock option compensation for which the associated tax benefit will be credited to additional paid-in capital when realized. This amount is tracked separately and not included in the Company’s deferred tax assets.

At December 31, 2007, the Company had federal and state research and development credit carryforwards of $1,188 and $1,156 respectively, which will expire at varying dates through 2027 for federal income tax purposes and through 2022 for state income tax purposes.

Adoption of FIN 48

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

The total amount of unrecognized tax benefits was $303 as of January 1, 2007 and December 31, 2007, all of which, if recognized, would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance. As a result of the implementation of FIN 48, the Company did not recognize an increase in tax liability for the unrecognized tax benefits because the Company has significant deferred tax assets comprised primarily of net operating loss carryforwards which would mitigate the effect of any unrecognized tax benefits. There were no increases or decreases to the amount of unrecognized tax benefits during 2007. Additionally, it is not possible to estimate the potential net increase or decrease to the Company’s unrecognized tax benefits during the next twelve months.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of January 1, 2007 and December 31, 2007, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2003 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years.

The Company has performed an analysis of its changes in ownership under Internal Revenue Code Section 382 and has determined that any ownership changes which have occurred do not result in a permanent limitation of the Company’s federal and state net operating losses.

8.	Accrued Expenses

	December 31,
	2007	2006

Payroll and payroll related	$1,114	$694
Licensed software and maintenance	638	562
Marketing programs	344	509
Other accrued expenses	1,183	641

	$3,279	$2,406

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

9.	401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. There were no contributions made to the plan by the Company during the years ended December 31, 2007, 2006 and 2005.

10.	Commitments and Contingencies

Capital Leases

The Company leased equipment under capital leases that expired in 2006 (Note 3). Amortization of assets under capital leases was $0 and $19 for the years ended December 31, 2006 and 2005, respectively.

Operating Leases

The Company leased its office space under a noncancelable operating lease expiring in July 2005. In June 2005, the Company and the landlord entered into the First Amendment to the original lease agreement which effectively terminated the original lease related to the existing office space and entered into a new lease agreement for new office space with a lease term of five years from the commencement of the First Amendment in October 2005. In July 2006, the Company subleased an adjacent office space within the same building. Simultaneous with the execution of the sublease, the Company entered into the Second Amendment of its primary office lease to incorporate the additional space, upon the expiration of the sublease, into the primary office lease for the period from May 1, 2008 to September 2010. In 2007, the Company entered into the third and fourth amendments of its office lease in order to expand its existing premises. The modified lease arrangement required a $92 increase in the security deposit. To satisfy the increased security deposit requirement, the Company increased the letter of credit issued for the benefit of the holder of the lease and the related restricted cash arrangement securing the letter of credit. The modified lease arrangement includes certain lease incentives, payment escalations and rent holidays, the net effect of which has been deferred and is being amortized as an adjustment to rent expense over the term of the lease. Total rent expense under operating leases was $1,091, $745 and $351 for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, future minimum lease payments under noncancelable operating leases are as follows:

2008	$2,041
2009	2,264
2010	1,719

$6,024

Hosting Services

The Company has an agreement with a vendor to provide specialized space and related services from which the Company hosts its software application. The agreement includes payment commitments that expire at various dates through October 2009. As of December 31, 2007, the agreement requires future minimum payments of $986 and $367 in 2008 and 2009, respectively.

In 2007, the Company entered into an agreement and first amendment to the agreement with a different vendor to provide space and related services in a second co-location hosting facility. As of December 31, 2007, the amended agreement requires future minimum payments of $770, $1,542, $1,581, $1,621, $1,661 and $774 in 2008, 2009, 2010, 2011, 2012 and 2013, respectively.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Letters of Credit

As of December 31, 2007 and 2006, the Company maintained a letter of credit totaling $308 and $216, respectively, for the benefit of the holder of the Company’s facilities lease. The holder can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $308 as of December 31, 2007 to secure the letter of credit and $266 as of December 31, 2006 to secure the letter of credit and as collateral on customer credit card deposits. These amounts were classified as restricted cash in the balance sheet at December 31, 2007 and 2006.

Indemnification Obligations

The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of December 31, 2007, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

11.	Related Party

An executive of the Company served as a director of a channel partner and vendor to the Company from December 2003 through May 2007. In the years ended December 31, 2007, 2006 and 2005, the Company’s aggregate payments to this channel partner and vendor for customer referrals and template design services were $36, $164 and $107, respectively.

One of the Company’s directors is a general partner of a venture capital firm that owns, through affiliated investment entities, approximately 7% of the outstanding common stock of one of the Company’s vendors. Another of the general partners of that venture capital firm was a former member of the board of directors of that same vendor. In the years ended December 31, 2007, 2006 and 2005, the Company’s aggregate payments to this vendor were $508, $253 and $33, respectively.

12.	Quarterly Information (Unaudited)

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2007	2007	2007	2007	2006	2006	2006	2006

Statements of Operations Data:
Revenue	$15,867	$13,517	$11,398	$9,713	$8,484	$7,239	$6,400	$5,429
Gross Profit	12,096	10,094	8,292	6,982	6,075	5,201	4,589	3,886
Loss from operations	(54)	(781)	(2,473)	(2,390)	(3,548)	(1,626)	(1,655)	(807)
Net loss	(1,069)	(1,691)	(2,813)	(2,681)	(3,550)	(1,521)	(1,811)	(957)
Net loss attributable to common stockholders	(1,096)	(1,962)	(3,078)	(2,934)	(3,809)	(1,780)	(2,945)	(3,093)
Basic and diluted net loss attributable to common stockholders per share:	$(0.04)	$(0.51)	$(0.81)	$(0.79)	$(1.06)	$(0.51)	$(0.88)	$(0.94)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about September 20, 2006, we dismissed Vitale, Caturano & Company, Ltd., or Vitale, as our independent registered public accounting firm. Our audit committee participated in and approved the decision to change our independent registered public accounting firm. The reports of Vitale on the financial statements for the year ended December 31, 2005 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the year ended December 31, 2005 and through September 20, 2006, there were no disagreements with Vitale on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Vitale would have caused them to make reference thereto in their reports on the financial statements for such years. We requested that Vitale furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated July 6, 2007, was filed as an exhibit to our Registration Statement on Form S-1.

We engaged PricewaterhouseCoopers LLP as our new independent registered public accounting firm as of December 26, 2006.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2007.

We have adopted a code of ethics, called the Code of Business Conduct and Ethics, that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the Code of Business Conduct and Ethics on our website at www.constantcontact.com under the “Investor Relations — Corporate Governance” section of the webpage. We intend to make all required disclosures concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page 43 of this Annual Report on Form 10-K.

(b) Exhibits

See Exhibit Index incorporated into this item by reference.

(c) Financial Statement Schedules

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTANT CONTACT, INC.

By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer

Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gail F. Goodman Gail F. Goodman	President and Chief Executive Officer	March 14, 2008

/s/ Thomas Anderson Thomas Anderson	Director	March 8, 2008

/s/ Robert P. Badavas Robert P. Badavas	Director	March 9, 2008

/s/ John Campbell John Campbell	Director	March 9, 2008

/s/ Michael T. Fitzgerald Michael T. Fitzgerald	Director	March 9, 2008

/s/ Patrick Gallagher Patrick Gallagher	Director	March 9, 2008

/s/ William S. Kaiser William S. Kaiser	Director	March 7, 2008

/s/ Steven R. Wasserman Steven R. Wasserman	Vice President and Chief Financial Officer	March 14, 2008

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Restated Certificate of Incorporation of the Company.
3	.2(1)	Second Amended and Restated Bylaws of the Company.
4	.1(1)	Specimen Certificate evidencing shares of common stock.
10	.1 (2)#	1999 Stock Option/Stock Issuance Plan, as amended.
10	.2 (2)#	Form of Non-Qualified Stock Option Agreement with Executive Officers under the 1999 Stock Option/Stock Issuance Plan.
10	.3 (2)#	Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option/Stock Issuance Plan.
10	.4 (2) #	Restricted Stock Agreement, dated December 12, 2005, between the Company and Steven R. Wasserman.
10	.5 (1)#	2007 Stock Incentive Plan.
10	.6 (1)#	Forms of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan.
10	.7 (1)#	Forms of Non-Qualified Stock Option Agreement under the 2007 Stock Incentive Plan.
10	.8 (1)#	2007 Employee Stock Purchase Plan.
10	.9 (2)#	Letter Agreement, dated April 14, 1999, between the Company and Gail F. Goodman.
10	.10 (2)#	Letter Agreement, dated December 1, 2005, between the Company and Steven R. Wasserman.
10	.11 (2)#	2007 Executive Team Bonus Plan.
10	.12 (1)#	Form of Director and Executive Officer Indemnification Agreement.
10	.13(2)	Amended and Restated Investors’ Rights Agreement, dated as of August 9, 2001, among the Company and the investors listed therein.
10	.14(2)	Amended and Restated Preferred Investors’ Rights Agreement, dated as of May 12, 2006, among the Company and the parties listed therein.
10	.15(2)	Lease Agreement, dated as of July 9, 2002, as amended, between the Company and Boston Properties Limited Partnership.
10	.16(3)	Fourth Amendment to Lease, dated as of November 26, 2007, between the Company and Boston Properties Limited Partnership.
10	.17(1)	Loan and Security Agreement, dated February 27, 2003, as amended, between the Company and Silicon Valley Bank.
10	.18(4)	Form of Indemnification Agreement between the Company and certain entities that sold stock in the Company’s initial public offering.
10	.19*#	2008 Executive Incentive Plan.
10	.20*	Master-Services Agreement dated July 19, 2007 by and between the Company and Sentinel Properties-Bedford, LLC, as amended.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of PricewaterhouseCoopers LLP.
23	.2*	Consent of Vitale, Caturano & Company, Ltd.
31	.1*	Certification by Chief Executive Officer..
31	.2*	Certification by Chief Financial Officer.
32*		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

#	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, filed with the Commission on September 4, 2007.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the Commission on July 6, 2007.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 28, 2007.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, filed with the Commission on September 12, 2007.