Form 10-Q
period 2008-03-31
Constant Contact, Inc.
filed 2008-05-09
CIK 1405277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 001-33707

CONSTANT CONTACT, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3285398

(State or other jurisdiction of incorporation)	(I.R.S. Employer
Identification No.)

1601 Trapelo Road, Suite 329
Waltham, Massachusetts	02451

(Address of principal executive offices)	(Zip Code)
(781) 472-8100

(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 8, 2008, there were                      shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information
Item 1. Financial Statements
Constant Contact, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2008	2007
Assets
Current assets
Cash and cash equivalents	$100,477	$97,051
Short-term marketable securities	1,445	4,484
Accounts receivable, net of allowance for doubtful accounts of $14 and $11 as of March 31, 2008 and December 31, 2007, respectively	22	62
Prepaid expenses and other current assets	1,796	1,701

Total current assets	103,740	103,298
Property and equipment, net	10,301	7,986
Restricted cash	308	308
Other assets	201	253

Total assets	$114,550	$111,845

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,770	$3,858
Accrued expenses	4,454	3,279
Deferred revenue	12,035	10,354

Total current liabilities	19,259	17,491

Total liabilities	19,259	17,491

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized at March 31, 2008 and December 31, 2007; 27,672,749 and 27,617,014 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	277	276
Additional paid-in capital	137,432	136,832
Accumulated other comprehensive income	—	2
Accumulated deficit	(42,418)	(42,756)

Total stockholders’ equity	95,291	94,354

Total liabilities and stockholders’ equity	$114,550	$111,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
(In thousands, except per share data)	2008	2007
Revenue	$18,167	$9,713
Cost of revenue	4,783	2,731

Gross profit	13,384	6,982

Operating expenses
Research and development	3,329	2,169
Sales and marketing	8,668	6,121
General and administrative	2,025	1,082

Total operating expenses	14,022	9,372

Loss from operations	(638)	(2,390)
Interest income	976	144
Interest expense	—	(15)
Other expense	—	(420)

Net income (loss)	338	(2,681)
Accretion of redeemable convertible preferred stock	—	(253)

Net income (loss) attributable to common stockholders	$338	$(2,934)

Net income (loss) attributable to common stockholders per share: basic	$0.01	$(0.79)
Net income (loss) attributable to common stockholders per share: diluted	$0.01	$(0.79)
Weighted average shares outstanding used in computing per share amounts: basic	27,546	3,729
Weighted average shares outstanding used in computing per share amounts: diluted	29,067	3,729
The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Cash flows from operating activities
Net income (loss)	$338	$(2,681)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	882	532
Accretion of discount on investments	(13)	(45)
Stock-based compensation expense	560	83
Changes in fair value of redeemable convertible preferred stock warrant	—	420
Provision for bad debts	3	1
Changes in operating assets and liabilities
Accounts receivable	37	(6)
Prepaid expenses and other current assets	259	(283)
Other assets	52	—
Accounts payable	(1,088)	(975)
Accrued expenses	1,175	(233)
Deferred revenue	1,681	1,357

Net cash provided by (used in) operating activities	3,886	(1,830)

Cash flows from investing activities
Purchases of short-term marketable securities	—	(2,294)
Proceeds from maturities of short-term marketable securities	3,050	2,450
Increase in restricted cash	—	(92)
Purchases of property and equipment	(3,197)	(985)

Net cash used in investing activities	(147)	(921)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to the exercise of stock options	41	11
Repayments of notes payable	—	(137)
Payments of issuance costs for public offering of common stock	(354)	—

Net cash used in financing activities	(313)	(126)

Net increase (decrease) in cash and cash equivalents	3,426	(2,877)
Cash and cash equivalents, beginning of period	97,051	8,786

Cash and cash equivalents, end of period	$100,477	$5,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Notes to Condensed Consolidated Financial Statements
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include those of the Company and its subsidiary, Constant Contact Securities Corporation, after elimination of all intercompany accounts and transactions. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
The condensed consolidated balance sheet at December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2008 and consolidated results of operations for the three months ended March 31, 2008 and 2007 and consolidated cash flows for the three months ended March 31, 2008 and 2007, have been made. The condensed consolidated results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2008.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and assumptions. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances as of the time they are made, including assumptions as to future events. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition
The Company provides access to its products through month-to-month subscription arrangements whereby the customer is charged a fee. Subscription arrangements include access to use the Company’s software via the internet and support services such as telephone support. The Company follows the guidance of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force (“EITF”) Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, which applies when customers do not have the right to take possession of the software and use it on another entity’s hardware. When there is evidence of an arrangement, the fee is fixed or determinable and collectibility is deemed probable, the Company recognizes revenue on a daily basis over the subscription term as the services are delivered.
Software and Web Site Development Costs
The Company follows the guidance of EITF Issue No. 00-2, Accounting for Website Development Costs and EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. Based on the criteria set forth in these two pronouncements, the Company follows Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in accounting for the development costs of its on-demand solution and web site development costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use.
Redeemable Convertible Preferred Stock Warrant
The Company followed the guidance of Financial Accounting Standards Board (“FASB”) Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (“FSP 150-5”). FSP 150-5 affirms that warrants of this type are subject to the requirements in Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), regardless of the redemption price or the timing of the redemption feature. Therefore, under SFAS 150, the freestanding warrant to purchase the Company’s redeemable convertible preferred stock that was outstanding until its exercise in October 2007 was a liability to be recorded at fair value. Fair value was subject to remeasurement at each balance sheet date and changes in fair value (determined using the Black-Scholes option pricing model) were recognized as other expense.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale securities. The Company had gross unrealized gains and losses of $3 and ($1), respectively as of December 31, 2007. As of March 31, 2008, the Company had gross unrealized gains and losses of $2 and ($2), respectively. There were no realized gains or losses recorded to net income or loss for either of the three month periods ended March 31, 2008 and 2007.
Comprehensive income (loss) was as follows:

	Three months ended
	March 31,
	2008	2007
Net income (loss)	$338	$(2,681)
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net	(2)	—

Comprehensive income (loss)	$336	$(2,681)

Net Income (Loss) Attributable to Common Stockholders Per Share

Basic net income (loss) attributable to common stockholders per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of unrestricted common shares outstanding for the period.
Diluted net income (loss) attributable to common stockholders per share is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted average number of unrestricted common shares outstanding during the period and the weighted average number of potential common shares from the assumed exercise of stock options and the vesting of shares of restricted common stock using the “treasury stock” method when the effect is not anti-dilutive.
The following is a summary of the shares used in computing basic and diluted net income (loss) per share:

	Three months ended
	March 31,
	2008	2007
	(in thousands)	(in thousands)
Weighted average shares used in calculating basic net income (loss) per share	27,546	3,729
Stock options	1,427	—
Warrants	1	—
Restricted shares	93	—

Shares used in computing diluted net income (loss) per share	29,067	3,729

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because they had an anti-dilutive impact, either because the Company had a net loss attributable to common stockholders or because the proceeds from the exercise of common stock equivalents under the treasury stock method were in excess of the average fair market value during the quarter:

	March 31,
	2008	2007
	(in thousands)	(in thousands)
Options to purchase common stock	456	1,672
Warrants to purchase common stock or redeemable convertible preferred stock	—	282
Restricted shares	—	132
Redeemable convertible preferred stock	—	17,147

Total options, warrants, restricted shares and redeemable convertible preferred stock exercisable or convertible into common stock	456	19,233

Accounting for Stock-Based Compensation
The Company follows the guidance of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”) , a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) , and related interpretations. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. SFAS 123R requires all share-based compensation to employees and directors, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable service period. As required by the prospective transition method provisions of SFAS 123R, the Company accounts for only new awards or awards that are modified, repurchased or canceled after January 1, 2006, the effective date, under the provisions of SFAS 123R. Pursuant to the income tax provisions included in SFAS 123R, the Company applies the “short-cut method” of computing its hypothetical pool of additional paid-in capital that is available to absorb future tax benefit shortfalls.
Income Taxes
Income taxes are provided for tax effects of transactions reported in the condensed consolidated financial statements and consist of income taxes currently due plus deferred income taxes related to timing differences between the basis of certain assets and liabilities for financial and income tax reporting. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company applies the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.
The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision.
Segment Data
The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. Revenue is generated predominately in the U.S. and all significant assets are held in the U.S.
Recent Accounting Pronouncements
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As of January 1, 2008 and for the period ended March 31, 2008, the Company has elected not to apply the fair value option to any of its financial assets or liabilities.
Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities, which defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The SFAS 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with FASB Staff Position 157-2. The Company is currently assessing the impact of the adoption of SFAS 157 for non-financial assets and liabilities on its financial statements. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our results of operations, financial position or cash flows. The Company’s cash equivalents and short-term marketable securities are carried at fair value based on quoted market prices which is a level 1 measurement in the hierarchy of fair value measurements defined by SFAS 157.

3. Stockholders’ Equity
Warrants
In connection with a term loan, the proceeds of which were used to acquire property and equipment, the Company granted a warrant to purchase 520 shares of common stock at an exercise price of $0.38 per share. The warrant, originally due to expire in November 2007, was extended until March 2014. As of March 31, 2008, the warrant remains outstanding.
In connection with its Series B financing in 2002, the Company granted to a consultant a warrant to purchase 120,000 shares of Series B at a price of $0.50 per share. The Company accounted for the Series B warrant as a liability and reported it at fair value each reporting period until exercised. During the three months ended March 31, 2007, the Company recorded a charge to other expense of $420, relating to the changes in carrying value of the Series B warrant. The warrant was exercised in October 2007 in connection with the Company’s initial public offering.
4. Stock-Based Awards
Stock Incentive Plan
The Company’s 2007 Stock Incentive Plan (“2007 Plan”) was adopted by the board of directors and approved by its stockholders in September 2007. The 2007 Plan permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. As of March 31, 2008, 2,373,850 shares of common stock were available for issuance under the 2007 Plan.
Stock Purchase Plan
The Company’s 2007 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the board of directors and approved by its stockholders in September 2007 and became effective upon the completion of the initial public offering. Six-month offering periods begin on January 1 and July 1 of each year during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The first offering period began on January 1, 2008. The Company reserved a total of 350,000 shares of common stock for issuance to participating employees under the Purchase Plan.
Under the provisions of SFAS 123R, the Company recognized stock-based compensation expense on all employee awards in the following expense categories:

	Three months ended
	March 31,
	2008	2007
Cost of revenue	$71	$15
Research and development	147	21
Sales and marketing	136	11
General and administrative	206	36

	$560	$83

Restricted Stock
During the year ended December 31, 2005, the Company sold 192,010 shares of restricted stock to a certain employee. The vesting of this award is time-based and restrictions lapse over four years. The Company did not record compensation expense because the shares were sold at fair value. At March 31, 2008 and December 31, 2007 84,008 and 96,006 shares, respectively, remained unvested. No shares have been forfeited.

5. Income Taxes
The Company did not provide for any income taxes in the three month periods ended March 31, 2008 and 2007.
The Company had gross deferred tax assets of $16,600 at December 31, 2007, which did not change significantly at March 31, 2008. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because at March 31, 2008 and December 31, 2007 it was not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized.
The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2008 or December 31, 2007. As of March 31, 2008 and December 31, 2007, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2003 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years.
6. Accrued Expenses

	March 31,	December 31,
	2008	2007
Payroll and payroll related	$1,372	$1,114
Licensed software and maintenance	638	638
Marketing programs	509	344
Other accrued expenses	1,935	1,183

	$4,454	$3,279

7. Commitments and Contingencies
Operating Leases
The Company leases its office space under a noncancelable operating lease effectively signed in 2005 and amended at various points to modify the terms of the lease. The modified lease arrangement includes certain lease incentives, payment escalations and rent holidays, the net effect of which has been deferred and is being accreted as an adjustment to rent expense over the term of the lease. Total rent expense under operating leases was $483 and $223 for the three months ended March 31, 2008 and 2007, respectively.
As of March 31, 2008, future minimum lease payments under noncancelable operating leases for the years ending December 31 are as follows:

Remainder of 2008	$1,663
2009	2,264
2010	1,719

$5,646

In April 2008, the Company amended the lease to increase the amount of space through the remainder of the term of the lease. As a result, future minimum lease payments will increase by $72, $124 and $93 in 2008, 2009 and 2010, respectively.
Hosting Services
The Company has agreements with two vendors to provide specialized space and related services from which the Company hosts its software application. The agreements include payment commitments that expire at various dates through 2013. As of March 31, 2008, future minimum payments under the agreements for the years ended December 31 are as follows:

Remainder of 2008	$1,305
2009	1,909
2010	1,581
2011	1,621
2012	1,661
2013	774

$8,851

Letters of Credit
As of March 31, 2008 and December 31, 2007, the Company maintained a letter of credit totaling $308 for the benefit of the holder of the Company’s facilities lease. The holder can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $308 to secure the letter of credit. This amount was classified as restricted cash in the balance sheet at March 31, 2008 and December 31, 2007.
Indemnification Obligations
The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of March 31, 2008, the Company does not expect to incur any significant liabilities under these obligations.
8. Related Parties
An executive of the Company served as a director of a channel partner and vendor to the Company from December 2003 through May 2007. In the three months ended March 31, 2008 and 2007, the Company’s aggregate payments to this channel partner and vendor for customer referrals and template design services were $13 and $43, respectively.
One of the Company’s directors is a general partner of a venture capital firm that owns, through affiliated investment entities, approximately 7% of the outstanding common stock of one of the Company’s vendors. Another of the general partners of that venture capital firm was a former member of the board of directors of that same vendor. In the three months ended March 31, 2008, the Company’s aggregate payments to this vendor were $9. The Company did not make any payments to this vendor in the three months ended March 31, 2007.
9. Subsequent Events
Public Offering
On April 30, 2008, the Company closed a public offering of 5,221,000 shares of common stock, of which 314,465 shares were sold by the Company and 4,906,535 shares were sold by existing stockholders, at a price to the public of $16.00 per share. Proceeds to the Company were approximately $4,130, net of underwriting discounts and estimated offering costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 14, 2008. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this quarterly report on Form 10Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
At March 31, 2008, we had 185,948 email marketing customers. We measure our customer base as the number of email marketing customers that we bill directly in the last month of a period. These customers include all types of small organizations including retailers, restaurants, day spas, law firms, consultants, non-profits, religious organizations, alumni associations and other small businesses and organizations. We acquire these customers through a variety of sources including online marketing through search engines and advertising on networks and other sites, offline marketing through radio advertising, local seminars and other marketing efforts, contractual relationships with over 2,300 active channel partners, referrals from our growing customer base, general brand awareness and the inclusion of a link to our website in the footer of more than 700 million emails currently sent by our customers each month.
Our on-demand email marketing product was first offered commercially in 2000.
On October 9, 2007, we completed our initial public offering, in which we sold and issued 6,199,845 shares of common stock at a price of $16.00 per share. We raised approximately $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs.
On April 30, 2008, we completed a secondary public offering of 5,221,000 shares of common stock, of which 314,465 shares were sold by us and 4,906,535 shares were sold by existing stockholders, at a price to the public of $16.00 per share. We raised approximately $4.1 million, net of underwriting discounts and estimated offering costs.
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
We also generate a small amount of revenue from professional services which primarily consist of the creation of customized templates for our customers. Revenue generated from professional services accounted for less than 2% of gross revenue for each of the three months ended March 31, 2008 and 2007.
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
The expenses related to our hosted software applications are affected by the number of customers who subscribe to our products and the complexity and redundancy of our software applications and hosting infrastructure. We expect cost of revenue to increase moderately as a percentage of revenue for the remainder of 2008 as we plan to expand our operations to include a second sales and support office and as we absorb the full impact to cost of our recently opened second third-party hosting facility. Over the longer term, we anticipate that these expenses will increase in absolute dollars but decrease as a percentage of revenue as we expect to continue to increase our number of customers over time.
Research and Development. Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on both improving ease of use and functionality of our existing products as well as developing new offerings. We primarily expense research and development costs. The small percentage of direct development costs related to software enhancements which add functionality are capitalized and depreciated as a component of cost of revenue. We expect that on an annual basis research and development expenses will increase in absolute dollars, but decrease as a percentage of revenue, as we expect to continue to enhance and expand our product offerings.
Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees, and the portion of customer support costs that relate to assisting trial customers. Advertising costs consist primarily of pay-per-click payments to search engines, other online and offline advertising media, including radio and print advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships, and event costs. Our advertising and promotional expenditures have historically been highest in the fourth quarter of each year as this reflects a period of increased sales and marketing activity for many small organizations. In order to continue to grow our business and brand and category awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect that on an annual basis sales and marketing expenses will increase in absolute dollars, but decrease as a percentage of revenue, as we anticipate that we will continue to grow.
General and Administrative. General and administrative expenses consist primarily of wages and benefits for administrative, human resources, legal, internal information technology support, finance and accounting personnel, professional fees, other taxes and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the anticipated growth of our business and incur further costs related to operating as a public company. Therefore, we expect that our general and administrative expenses will increase in absolute dollars as we continue to grow and operate as a public company.

Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our significant accounting policies, which are described in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC, the following accounting policies involve the most judgment and complexity:
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
There have been no material changes in our critical accounting policies since December 31, 2007. For further information please see the discussion of critical accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.
Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenue. Revenue for the three months ended March 31, 2008 was $18.2 million, an increase of $8.5 million, or 87%, over revenue of $9.7 million for the three months ended March 31, 2007. The increase in revenue resulted primarily from an 82% increase in the number of average monthly email marketing customers and an increase in average revenue per customer. Average monthly email marketing customers increased to 175,183 in the three months ended March 31, 2008 from 96,384 in the three months ended March 31, 2007, while average revenue per customer in the three months ended March 31, 2008 increased to $34.57 from $33.59 in the three months ended March 31, 2007. We expect our average revenue per customer to increase in 2008 as we expect to generate additional revenue from our email marketing customers for add-ons to the email marketing product and from our survey product.
Cost of Revenue. Cost of revenue for the three months ended March 31, 2008 was $4.8 million, an increase of $2.1 million, or 75%, over cost of revenue of $2.7 million for the three months ended March 31, 2007. As a percentage of revenue, cost of revenue was 26% for the three months ended March 31, 2008 and 28% for the three months ended March 31, 2007. The increase in absolute dollars primarily resulted from an 82% increase in the number of average monthly email marketing customers which resulted in increased hosting and operations expense and customer support costs. Of the increase in cost of revenue, $1.1 million resulted from increased personnel costs attributable to additional employees in our customer support and operations groups to support customer growth. Additionally, $602,000 resulted from increased depreciation, hosting and maintenance costs as a result of scaling and adding capacity to our hosting infrastructure, and $213,000 related to increased credit card fees due to a higher volume of billing transactions. We expect cost of revenue to increase modestly as a percentage of revenue for the remainder of 2008 as we expand our operations to include a second sales and support office and as we absorb the full impact to cost of our recently opened second third-party hosting facility.
Research and Development Expenses. Research and development expenses for the three months ended March 31, 2008 were $3.3 million, an increase of $1.1 million, or 54%, over research and development expenses of $2.2 million for the three months ended March 31, 2007. The increase was primarily due to additional personnel related costs of $1.0 million because we increased the number of research and development employees to further enhance our products. We expect research and development expenses to increase in absolute dollars but decrease as a percentage of revenue.
Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2008 were $8.7 million, an increase of $2.6 million, or 42%, over sales and marketing expenses of $6.1 million for the three months ended March 31, 2007. The increase was primarily due to increased advertising and promotional expenditures of $1.1 million due to continued expansion of our multi-channel marketing strategy. Additionally, personnel related costs increased by $871,000 because we added employees to accommodate the growth in sales leads. In addition, partner referral fees increased by $216,000 as the number of new customers generated from our channel partners increased. We expect sales and marketing expenses to increase in absolute dollars but decrease as a percentage of revenue.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2008 were $2.0 million, an increase of $900,000, or 87%, over general and administrative expenses of $1.1 million for the three months ended March 31, 2007. The increase was primarily due to additional personnel related costs of $566,000 because we increased the number of general and administrative employees to support our overall growth, and to increased stock-based compensation expense due to the increase in the value of our common stock. We also incurred increased insurance and professional fees to support the reporting and regulatory requirements of a public company.
Interest and Other Income (Expense), Net. Interest and other income (expense), net for the three months ended March 31, 2008 was $976,000, an increase of $1.3 million from interest and other income (expense), net of ($291,000) for the three months ended March 31, 2007. The increase was primarily due to a $832,000 increase in interest income from investments in marketable securities and cash equivalents primarily due to an increase in the balance of investments and cash equivalents as a result of the proceeds we received in our initial public offering, which was completed in the fourth quarter of 2007. Additionally in 2007, we accounted for an outstanding redeemable convertible preferred stock warrant as a liability held at fair market with changes in value recorded as other expense. For the three months ended March 31, 2007, we recorded a charge of $420,000 relating to this warrant. As a result of the exercise of the warrant in the fourth quarter of 2007 we no longer record warrant related charges.
Liquidity and Capital Resources
At March 31, 2008, our principal sources of liquidity were cash and cash equivalents and marketable securities of $102 million.
Since our inception we have financed our operations primarily through the sale of redeemable convertible preferred stock, issuance of convertible promissory notes, borrowings under credit facilities and, to a lesser extent, cash flow from operations. On October 9, 2007, we completed our initial public offering, in which we issued and sold 6,199,845 shares of common stock at a price to the public of $16.00 per share. We raised approximately $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. We used $2.6 million of proceeds to repay our outstanding principal and interest under our term loan facility. Subsequent to the end of our first quarter in 2008, we completed a secondary public offering in which we issued and sold 314,465 shares of common stock at a price to the public of $16.00 per share. We raised approximately $4.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering costs. In the future, we anticipate that our primary sources of liquidity will be cash generated from our operating activities.
Cash Provided By Operating Activities
Net cash provided by operating activities was $3.9 million for the three months ended March 31, 2008 as compared to net cash used in operating activities of $1.8 million for the three months ended March 31, 2007. Net cash provided by operating activities for the three months ended March 31, 2008 consisted of the contribution from net income of $338,000, working capital accounts of $2.1 million and non-cash charges of $1.4 million. The contribution from working capital accounts was primarily due to an increase in deferred revenue of $1.7 million and a decrease in prepaid expenses and other receivables of $259,000. Cash provided by an increase in accrued expenses of $1.2 million was mostly offset by a decrease in accounts payable of $1.1 million. The non-cash charges consisted primarily of depreciation and amortization of $882,000 and stock-based compensation expense of $560,000. Net cash used in operating activities for the three months ended March 31, 2007 of $1.8 million consisted of the net loss of $2.7 million and net change in working capital accounts of $140,000 partially offset by non-cash charges of $991,000. Working capital accounts used cash primarily due to an increase in prepaid expenses and other receivables of $289,000 and a decrease in accounts payable and accrued expense totaling $1.2 million partially offset by an increase in deferred revenue of $1.4 million. The non-cash charges consisted primarily of depreciation and amortization of $532,000 and the change in fair value of the redeemable convertible preferred stock warrant of $420,000.
Cash Used in Investing Activities
Net cash used in investing activities was $147,000 for the three months ended March 31, 2008 compared to $921,000 for the three months ended March 31, 2007. Net cash used in investing activities during the three months ended March 31, 2008 consisted primarily of cash paid to purchase property and equipment of $3.2 million partially offset by cash received from the maturities of marketable securities of $3.1 million. Property and equipment purchases consist of hardware and software to support our product infrastructure, capitalization of certain software development costs, computer equipment for our employees and equipment and leasehold improvements primarily related to additional office space. Net cash used in investing activities during the three months ended March 31, 2007 of $921,000 consisted primarily of net cash paid to purchase property and equipment of $985,000 and an increase in restricted cash due to an amendment to the Company’s operating lease partially offset by proceeds from the net change in short-term marketable securities.
Cash Used in Financing Activities
Net cash used by financing activities was $313,000 for the three months ended March 31, 2008 and was primarily due to the payments of issuance costs for our secondary public offering of common stock, which was completed in the second quarter of 2008. We capitalized issuance costs of $354,000 for our secondary public offering and as of March 31, 2008, these amounts were included in prepaid expenses and other current assets. This was partially offset by proceeds from the issuance of our common stock pursuant to the exercise of stock options. Net cash used in financing activities was $126,000 for the three months ended March 31, 2007 and consisted of repayment of outstanding borrowings under the term loan facility of $137,000 partially offset by proceeds from the issuance of our common stock pursuant to the exercise of stock options.
Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due In
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)
Operating lease obligations (1)	5,646	2,225	3,421	0	0
Contractual commitments	8,851	1,825	3,376	$3,070	$580

Total	$14,497	$4,050	$6,797	$3,070	$580

(1)	In April 2008, we entered into an amendment to lease additional office space commencing immediately and terminating in September 2010 representing additional minimum lease obligations of $72,000, $124,000 and $93,000 in 2008, 2009 and 2010, respectively.
Our future capital requirements may vary materially from those now planned and will depend on many factors, including, but not limited to, development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the establishment of additional offices in the United States and worldwide and the building of infrastructure necessary to support our anticipated growth, the response of competitors to our products and our relationships with suppliers and clients. Since the introduction of our on-demand email marketing product in 2000, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future.
We opened a second third-party hosting facility in the first quarter of 2008 to provide additional redundancy and increased scaleability for our product infrastructure. We made capital expenditures in 2007 and in early 2008 and plan to make additional capital expenditures in 2008 for capital equipment to be used in this facility. We also plan to open a second sales and support office in the second half of 2008. We anticipate making capital commitments in 2008 and 2009 associated with the build-out and outfitting of this office. Additionally we anticipate continuing investments in property and equipment to support the anticipated growth in our business. We believe that our current cash, cash equivalents and marketable securities and operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may need to raise additional funds through public or private financings or borrowings to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.
During the last three years, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Subsequent to the end of our first quarter in 2008, we completed a secondary public offering in which we issued and sold 314,465 shares of common stock at a price to the public of $16.00 per share. We raised approximately $4.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering costs.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
Recent Accounting Pronouncements
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115, or SFAS 159, which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As of January 1, 2008 and for the period ended March 31, 2008, we elected not to apply the fair value option to any of our financial assets or liabilities.
Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements, or SFAS 157, for financial assets and liabilities, which defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The SFAS 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with FASB Staff Position 157-2. We are currently assessing the impact of the adoption of SFAS 157 for non-financial assets and liabilities on our financial statements. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our results of operations, financial position or cash flows. Our cash equivalents and short-term marketable securities are carried at fair value based on quoted market prices which is a level 1 measurement in the hierarchy of fair value measurements as described in SFAS 157.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. We bill our customers in U.S. dollars and receive payment predominantly in U.S. dollars. Accordingly, our results of operations and cash flows are not subject to fluctuations due to changes in foreign currency exchange rates.
Interest Rate Sensitivity. Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our marketable securities, which are primarily short-term investment grade and government securities, we believe that there is no material risk of exposure.
Item 4T. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in our opinion, would have a would have a material adverse effect on our business, results of operations or financial condition.
Item 1A. Risk Factors
Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY
If we are unable to attract new customers and retain existing customers on a cost-effective basis, our business and results of operations will be affected adversely.
To succeed, we must continue to attract and retain a large number of customers on a cost-effective basis, many of whom have not previously used an email marketing service. We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website and including a link to our website in substantially all of our customers’ emails. In addition, we are committed to providing our customers with a high level of support. As a result, we believe many of our new customers are referred to us by existing customers. If we are unable to use any of our current marketing initiatives or the costs of such initiatives were to significantly increase or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.
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
In December 2003, Congress enacted Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our customers’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our email marketing product. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our reputation and our business. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs.

If economic or other factors negatively affect the small business sector, our customers may become unwilling or unable to maintain accounts with us, which could cause our revenue to decline and impair our ability to operate profitably.
Our email marketing and survey products are designed specifically for small organizations, including small businesses, associations and non-profits that frequently have limited budgets and are more likely to be significantly affected by economic downturns than their larger, more established counterparts. Small organizations may choose to spend the limited funds that they have on items other than our products. Moreover, if small organizations experience economic hardship, they may be unwilling or unable to expend resources on marketing, which would negatively affect the overall demand for our products and could cause our revenue to decline. In addition, we have limited experience operating our business during an economic downturn. Accordingly, we do not know if our current business model will respond effectively to the challenges we may confront during an economic downturn.
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
As Internet commerce continues to evolve, increased regulation by federal, state or foreign governments becomes more likely. Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to email marketing. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our customers in the form of increased subscription fees. In addition, federal, state and foreign governmental or regulatory agencies may decide to impose taxes on services provided over the Internet or via email. Such taxes could discourage the use of the Internet and email as a means of commercial marketing, which would adversely affect the viability of our products.
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
The market for our products is competitive and rapidly changing, and the barriers to entry are relatively low. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. Our principal competitors include providers of email marketing products for small to medium size businesses such as Vertical Response, Inc., Broadwick Corporation (iContact, formerly Intellicontact), CoolerEmail, Inc., Emma, Inc., Got Corporation (Campaigner), Lyris Technologies, Inc. and Topica Inc., as well as the in-house information technology capabilities of prospective customers. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, there are a number of other vendors that are focused on providing email marketing products for larger organizations, including Acxiom Digital (a division of Acxiom Corporation), Alterian Inc., Epsilon Data Management LLC (a subsidiary of Alliance Data Systems Corporation), ExactTarget, Inc., Responsys Inc., Silverpop Systems Inc. and CheetahMail, Inc. (a subsidiary of Experian Group Limited). While we do not compete currently with vendors serving larger customers, we may face future competition from these providers if they determine that our target market presents an opportunity for them. Finally, in the future, we may experience competition from Internet Service Providers, or ISPs, advertising and direct marketing agencies and other large established businesses, such as Microsoft Corporation, Google Inc. or Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these ISPs or other businesses could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering. Our survey product competes with similar offerings by Zoomerang (a division of Market Tools, Inc.) and Surveymonkey.com Corporation.
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
Our system stores our customers’ proprietary email distribution lists, credit card information and other critical data. Any accidental or willful security breaches or other unauthorized access to such data or information could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states, including Massachusetts, have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers.
If we fail to maintain compliance with the data protection policy documentation standards adopted by the major credit card issuers, we could be subject to fines and penalties and we could lose our ability to offer our customers a credit card payment option. Any loss of our ability to offer our customers a credit card payment option would make our products less attractive to many small organizations by negatively impacting our customer experience and significantly increasing our administrative costs related to customer payment processing.
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
A majority of the internet protocol addresses associated with our email marketing product are owned and controlled by Internap Network Services Corporation, which operates one of our third party hosting facilities. In connection with the establishment of a second third party hosting facility, we are currently migrating to internet protocol addresses owned and controlled by us. If we experience difficulties with this migration, our deliverability rates could suffer and it could undermine the effectiveness of our customers’ email marketing campaigns. This, in turn, could harm our business and financial performance.
Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees whom we need to support our business.
Competition for highly skilled technical and marketing personnel is extremely intense, and we continue to face difficulty identifying and hiring qualified personnel in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, particularly in technology industries, often consider the value of any equity they may receive in connection with their employment. Any significant volatility in the price of our stock may adversely affect our ability to attract or retain highly skilled technical and marketing personnel.
In addition, we invest significant time and expense in training our employees, which increases their value to competitors and other employers who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business.
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
To date, we have largely focused our business on providing our email marketing product for small organizations, but we may in the future seek to serve other market segments and expand our service offerings. During 2007, we introduced our survey product, which enables customers to create and send online surveys and analyze responses, and our add-on email archive service that enables our customers to archive their past email campaigns. Any efforts to expand beyond the small organization market or to introduce new products beyond our email marketing product, including our survey product, may not result in significant revenue growth, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven product, which may harm our financial performance.
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
If we fail to enhance our existing products or develop new products, our products may become obsolete or less competitive and we could lose customers.
If we are unable to enhance our existing products or develop new products that keep pace with rapid technological developments and meet our customers’ needs, our business will be harmed. Creating and designing such enhancements and new products entail significant technical and business risks and require substantial expenditures and lead-time, and there is no guarantee that such enhancements and new products will be completed in a timely fashion. Nor is there any guarantee that any new product offerings will gain widespread acceptance among our email marketing customers or by the broader market. For example, our existing email marketing customers may not view any new product as complementary to our email product offerings and therefore decide not to purchase such product. If we cannot enhance our existing services or develop new products or if we are not successful in selling such enhancements and new products to our customers, we could lose customers or have difficulty attracting new customers, which would adversely impact our financial performance.
Our relationships with our channel partners may be terminated or may not continue to be beneficial in generating new email marketing customers, which could adversely affect our ability to increase our customer base.
We maintain a network of active channel partners, which include national small business service providers such as Network Solutions, LLC and American Express Company as well as local small business service providers such as web developers and marketing agencies, who refer customers to us through links on their websites and outbound promotion to their customers. If we are unable to maintain our contractual relationships with existing channel partners or establish new contractual relationships with potential channel partners, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us. The number of customers we are able to add through these marketing relationships is dependent on the marketing efforts of our partners over which we have limited influence, and a significant decrease in the number of gross customer additions generated through these relationships could adversely affect the size of our customer base and revenue.
Our growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage that growth, we may not be able to successfully implement our business plan.
We are currently experiencing a period of rapid growth in our headcount and operations, which has placed, and will continue to place, to the extent that we are able to sustain such growth, a significant strain on our management and our administrative, operational and financial reporting infrastructure.
Our success will depend in part on the ability of our senior management to manage growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the anticipated growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems, which will include installing a new billing system. The expected addition of new employees and the capital investments that we believe will be necessary to manage our anticipated growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our anticipated growth, we will be unable to execute our business plan.
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
The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract new customers and retain existing customers. Our system hardware is co-located in two hosting facilities. The first, located in Somerville, Massachusetts, is owned and operated by Internap Network Services Corporation. The second, located in Bedford, Massachusetts, is owned and operated by Sentinel Properties-Bedford, LLC. Neither Internap nor Sentinel guarantees that our customers’ access to our products will be uninterrupted, error-free or secure. Our operations depend on Internap’s and Sentinel’s ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. In the event that our arrangement with either Internap or Sentinel is terminated, or there is a lapse of service or damage to the Internap or Sentinel facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities. In addition, our customer support services, which are currently located only at our headquarters, would experience interruptions as a result of any disruption of electrical, phone or any other similar facility support services. Any interruptions or delays in access to our products or customer support, whether as a result of Internap, Sentinel or other third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and our reputation. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to cancel their accounts, any of which could adversely affect our business, financial condition and results of operations.
Our disaster recovery system located at both our headquarters in Waltham, Massachusetts and the Sentinel facility does not provide real time backup, has not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage. In the event of a disaster in which either facility is irreparably damaged or destroyed, we would experience interruptions in access to our products. Moreover, our headquarters, the Internap facility and the Sentinel facility are located several miles from each other and may be equally or more affected by any regional disaster affecting the Internap or Sentinel facilities. Any or all of these events could cause our customers to lose access to our products.
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
We incorporate open source software into our products. Although we monitor our use of open source software closely, the terms of many open source licenses to which we are subject have not been interpreted by United States or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. In such event or in the event there is a significant change in the terms of open source licenses in general, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue sales of our products, or to release our software code under the terms of an open source license, any of which could materially adversely affect our business.
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
Although we were profitable in the quarter ended March 31, 2008, we have incurred net losses in the past and we expect to incur net losses in the future. As of March 31, 2008, our accumulated deficit was $42.4 million. Our recent net losses were $7.8 million for the year ended December 31, 2006 and $8.3 million for the year ended December 31, 2007. Our net losses increased in 2007 as compared to 2006 because we increased our sales and marketing expense to promote the Constant Contact brand and encourage new customers to try our products. Prior to the quarter ended March 31, 2008, we had never been profitable and there is no guarantee we will be profitable in the future. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may never be profitable again. Our recent revenue growth may not be indicative of our future performance. In future periods, we may not have any revenue growth, or our revenue could decline.
We are incurring significant increased costs as a result of operating as a public company, and our management has been, and will continue to be, required to devote substantial time to compliance initiatives.
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
As of December 31, 2007, we had net operating loss carryforwards of $38 million for U.S. federal tax purposes and $25 million for state tax purposes. These loss carryforwards expire between 2008 and 2027. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. While we do not believe that our initial public offering and prior financings have resulted in ownership changes that would limit our ability to utilize net operating loss carryforwards, any subsequent ownership changes, including those resulting from our recent secondary public offering, could result in such a limitation. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could have a negative effect on our financial results.

Our quarterly results may fluctuate and if we fail to meet the expectations of securities analysts or investors, our stock price could decline substantially.
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
We have, from time to time, evaluated acquisition opportunities and may pursue acquisition opportunities in the future. We have not made any acquisitions to date and, therefore, our ability as an organization to make and integrate acquisitions is unproven. Moreover, acquisitions involve numerous risks, including:
•	an inability to locate a suitable acquisition candidate or technology or acquire a desirable candidate or technology on favorable terms;

•	difficulties in integrating personnel and operations from the acquired business or acquired technology with our existing technology and products and in retaining and motivating key personnel from the acquired business;

•	disruptions in our ongoing operations and the diversion of our management’s attention from their day-to-day responsibilities associated with operating our business;

•	increases in our expenses that adversely impact our business, operating results and financial condition;

•	potential write-offs of acquired assets and increased amortization expense related to identifiable assets acquired; and

•	potentially dilutive issuances of equity securities or the incurrence of debt.
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
Prior to the completion of our initial public offering in October 2007, there was no public market for shares of our common stock. The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.
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
If certain of our stockholders sell, or indicate their intention to sell, substantial amounts of our common stock in the public market after certain contractual lock-up agreements (as described below) expire, and other restrictions on resale lapse, the trading price of our common stock could decline. As of May 8, 2008, we had 28,030,375 shares of common stock outstanding. Of these shares, approximately 45% are subject to a 90-day contractual lock-up with the underwriters of our secondary public offering in April 2008. The lock-up agreements expire in July 2008, subject to extension in certain circumstances. Oppenheimer & Co., Inc. and Thomas Weisel Partners LLC, acting as representatives of the underwriters of our secondary public offering, may permit our officers, directors and other stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements.
If we announce earnings results or other material news or a material event occurs during the last 17 days of the 90-day contractual lock-up period or, if prior to the expiration of the lock-up period, we announce that we will release earnings results during the 16-day period beginning on the last day of the lock-up period, the 90-day lock-up period will continue to apply until the expiration of the 18-day period beginning on the issuance of the earnings release or the occurrence of the material news or event.
Some of our existing stockholders, including certain of those who are subject to the contractual lock-up agreements described above, have demand and incidental registration rights to require us to register with the SEC approximately 45% of our shares of outstanding common stock, as of May 8, 2008, subject to certain conditions. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.
Insiders have substantial control over us and will be able to influence corporate matters.
As of May 8, 2008, our directors and executive officers and their affiliates will beneficially own, in the aggregate, approximately 25% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other investors to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 9, 2007, we completed our initial public offering, in which 7,705,000 shares of common stock were sold at a price to the public of $16.00 per share. We sold 6,199,845 shares of our common stock in the offering and the selling stockholders sold 1,505,155 of the shares of common stock in the offering. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-144381), which was declared effective by the SEC on October 2, 2007. The offering commenced as of October 3, 2007 and did not terminate before all of the securities registered in the registration statement were sold. CIBC World Markets Corp., Thomas Weisel Partners LLC, William Blair & Company, L.L.C., Cowen and Company, LLC and Needham & Company, LLC acted as representatives of the underwriters. We raised approximately $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering costs were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. From the effective date of the registration statement through March 31, 2008, we used $2.6 million of the net proceeds to repay our outstanding principal and interest under our term loan facility with Silicon Valley Bank. We intend to use the remaining net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. Pending these uses, we have invested the funds in a registered money market account and in short-term investment grade and U.S. government securities. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
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

CONSTANT CONTACT, INC.

Date: May 9, 2008	By:	/s/ Gail F. Goodman

Gail F. Goodman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Steven R. Wasserman

Steven R. Wasserman
Vice President, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.