Form 10-Q
period 2008-06-30
Constant Contact, Inc.
filed 2008-08-13
CIK 1405277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 11, 2008, there were 28,099,069 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information
Item 1. Financial Statements
Constant Contact, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2008	2007
Assets
Current assets
Cash and cash equivalents	$106,570	$97,051
Short-term marketable securities	299	4,484
Accounts receivable, net of allowance for doubtful accounts of $15 and $11 as of June 30, 2008 and December 31, 2007, respectively	35	62
Prepaid expenses and other current assets	1,921	1,701

Total current assets	108,825	103,298
Property and equipment, net	14,139	7,986
Restricted cash	308	308
Other assets	279	253

Total assets	$123,551	$111,845

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,023	$3,858
Accrued expenses	5,009	2,928
Deferred revenue	13,195	10,354

Total current liabilities	23,227	17,140

Other long-term liabilities	452	351

Total liabilities	23,679	17,491

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding as of June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,097,475 and 27,617,014 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	281	276
Additional paid-in capital	142,398	136,832
Accumulated other comprehensive income	—	2
Accumulated deficit	(42,807)	(42,756)

Total stockholders’ equity	99,872	94,354

Total liabilities and stockholders’ equity	$123,551	$111,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Revenue	$20,771	$11,398	$38,938	$21,111
Cost of revenue	5,649	3,106	10,432	5,837

Gross profit	15,122	8,292	28,506	15,274

Operating expenses
Research and development	3,701	2,802	7,030	4,971
Sales and marketing	10,220	6,674	18,888	12,795
General and administrative	2,299	1,289	4,324	2,371

Total operating expenses	16,220	10,765	30,242	20,137

Loss from operations	(1,098)	(2,473)	(1,736)	(4,863)
Interest income	709	136	1,685	280
Interest expense	—	(58)	—	(73)
Other expense	—	(418)	—	(838)

Net loss	(389)	(2,813)	(51)	(5,494)
Accretion of redeemable convertible preferred stock	—	(265)	—	(518)

Net loss attributable to common stockholders	$(389)	$(3,078)	$(51)	$(6,012)

Net loss attributable to common stockholders per share: basic and diluted	$(0.01)	$(0.81)	$(0.00)	$(1.59)
Weighted average shares outstanding used in computing per share amounts: basic and diluted	27,856	3,810	27,701	3,770
The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2008	2007
Cash flows from operating activities
Net loss	$(51)	$(5,494)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,230	1,141
Accretion of discount on investments	(17)	(75)
Stock-based compensation expense	1,204	203
Changes in fair value of redeemable convertible preferred stock warrant	—	837
Provision for bad debts	4	8
Changes in operating assets and liabilities
Accounts receivable	23	5
Prepaid expenses and other current assets	(220)	(588)
Other assets	(26)	—
Accounts payable	1,165	41
Accrued expenses	1,831	164
Deferred revenue	2,841	2,571
Other long-term liabilities	101	102

Net cash provided by (used in) operating activities	9,085	(1,085)

Cash flows from investing activities
Purchases of short-term marketable securities	—	(6,206)
Proceeds from maturities of short-term marketable securities	4,200	5,150
Increase in restricted cash	—	(92)
Acquisition of property and equipment	(8,133)	(2,306)

Net cash used in investing activities	(3,933)	(3,454)

Cash flows from financing activities
Proceeds from notes payable	—	2,785
Proceeds from issuance of common stock pursuant to exercise of stock options and warrants	126	61
Proceeds from issuance of common stock pursuant to employee stock purchase plan	229	—
Proceeds from issuance of common stock in connection with secondary public offering, net of issuance costs of $743	4,012	—
Repayments of notes payable	—	(404)
Payments of issuance costs for initial public offering of common stock	—	(630)

Net cash provided by financing activities	4,367	1,812

Net increase (decrease) in cash and cash equivalents	9,519	(2,727)
Cash and cash equivalents, beginning of period	97,051	8,786

Cash and cash equivalents, end of period	$106,570	$6,059

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include those of the Company and its subsidiary, Constant Contact Securities Corporation, a Massachusetts corporation, after elimination of all intercompany accounts and transactions. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
The condensed consolidated balance sheet at December 31, 2007 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2008, the consolidated results of operations for the three and six months ended June 30, 2008 and 2007 and the consolidated cash flows for the six months ended June 30, 2008 and 2007, have been made. The condensed consolidated results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2008.
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

Revenue Recognition
The Company provides access to its products through month-to-month subscription arrangements whereby the customer is charged a fee. Subscription arrangements include access to use the Company’s software via the internet and support services, such as telephone support. The Company follows the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force (“EITF”) Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, which applies when customers do not have the right to take possession of the software and use it on another entity’s hardware. When there is evidence of an arrangement, the fee is fixed or determinable and collectibility is deemed probable, the Company recognizes revenue on a daily basis over the subscription term as the services are delivered.
Software and Web Site Development Costs
The Company follows the guidance of Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF Issue No. 00-02, Accounting for Web Site Development Costs, in accounting for the development costs of its on-demand products and website. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company also capitalizes eligible costs that are related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment.
Redeemable Convertible Preferred Stock Warrant
The Company followed the guidance of Financial Accounting Standards Board (“FASB”) Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (“FSP 150-5”). FSP 150-5 affirms that warrants of this type are subject to the requirements in Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), regardless of the redemption price or the timing of the redemption feature. Therefore, under SFAS 150, the freestanding warrant to purchase the Company’s redeemable convertible preferred stock that was outstanding until its exercise in October 2007 was a liability to be recorded at fair value. The fair value of the warrant was subject to remeasurement at each balance sheet date and changes in fair value (determined using the Black-Scholes option pricing model) were recognized as other expense.
Comprehensive Loss
Comprehensive loss includes net loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss is unrealized gains and losses on available-for-sale securities. The Company had gross unrealized gains and losses of $3 and ($1), respectively, as of December 31, 2007 and no unrealized gains or losses as of June 30, 2008. There were no realized gains or losses recorded to net income or loss for any of the three and six month periods ended June 30, 2008 and 2007.

Comprehensive loss was as follows:

	Three months ended
	June 30,
	2008	2007
Net loss	$(389)	$(2,813)
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net	—	(2)

Comprehensive loss	$(389)	$(2,815)

	Six months ended
	June 30,
	2008	2007
Net loss	$(51)	$(5,494)
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net	(2)	(2)

Comprehensive loss	$(53)	$(5,496)

Net Loss Attributable to Common Stockholders Per Share
Basic and diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of unrestricted common shares outstanding for the period.
The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact as the Company had a net loss attributable to common stockholders for the periods presented:

	June 30,
	2008	2007
Options to purchase common stock	2,344,948	1,854,641
Warrants to purchase common stock or redeemable convertible preferred stock	520	252,844
Restricted shares	72,008	120,007
Redeemable convertible preferred stock	—	17,146,675

Total options, warrants, restricted shares and redeemable convertible preferred stock exercisable or convertible into common stock	2,417,476	19,374,167

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
Recent Accounting Pronouncements
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As of January 1, 2008 and for the three and six month periods ended June 30, 2008, the Company has elected not to apply the fair value option to any of its financial assets or liabilities.
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities, which defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The application of the SFAS 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with FASB Staff Position 157-2. The Company is currently assessing the impact of the adoption of SFAS 157 for non-financial assets and liabilities on its financial statements. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our results of operations, financial position or cash flows. The Company’s cash equivalents of $105,631 and short-term marketable securities are carried at fair value based on quoted market prices which is a level 1 measurement in the hierarchy of fair value measurements defined by SFAS 157.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to US Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Management is currently evaluating what effect, if any, that SFAS 162 may have on the Company’s results of operations, financial position or cash flows.
In June 2008, the EITF reached a consensus on EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits under Lease Agreements (“EITF 08-3”). EITF 08-3 provides that all nonrefundable maintenance deposits paid by a lessee, under an arrangement accounted for as a lease, should be accounted for as a deposit. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is recognized as additional rent expense at that time. EITF 08-3 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, of adopting EITF 08-3 on the Company’s results of operations, financial position or cash flows.
3. Stockholders’ Equity
On April 30, 2008, the Company closed a secondary public offering of 5,221,000 shares of common stock, of which 314,465 shares were sold by the Company and 4,906,535 shares were sold by existing stockholders, at a price to the public of $16.00 per share. Proceeds to the Company were approximately $4,012, net of underwriting discounts and offering costs.
Warrants
In connection with a term loan, the proceeds of which were used to acquire property and equipment, the Company granted a warrant in 2002 to purchase 520 shares of common stock at an exercise price of $0.38 per share. The warrant, due to expire in March 2014, remains outstanding as of June 30, 2008.
In connection with its Series B redeemable convertible preferred stock (“Series B”) financing in 2002, the Company granted to a consultant a warrant to purchase 120,000 shares of Series B at a price of $0.50 per share. The Company accounted for the Series B warrant as a liability and reported it at fair value at each reporting date until exercised. During the three and six months ended June 30, 2007, the Company recorded a charge to other expense of $417 and $837, respectively, relating to the changes in carrying value of the Series B warrant. The warrant was exercised in October 2007 in connection with the Company’s initial public offering.
4. Stock-Based Awards
Stock Incentive Plan
The Company’s 2007 Stock Incentive Plan (“2007 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors, consultants, and advisors. As of June 30, 2008, 2,182,400 shares of common stock were available for issuance under the 2007 Plan.
Stock Purchase Plan
The Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), became effective upon the completion of the Company’s initial public offering. Six-month offering periods begin on January 1 and July 1 of each year during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The first offering period began on January 1, 2008 and was completed on June 30, 2008 at which time 14,321 shares of common stock were purchased for total proceeds to the Company of $229. As of June 30, 2008, 335,679 shares of common stock were available for issuance to participating employees under the Purchase Plan.
Under the provisions of SFAS 123R, the Company recognized stock-based compensation expense on all employee awards in the following expense categories:

	Three months ended
	June 30,
	2008	2007
Cost of revenue	$83	$17
Research and development	164	29
Sales and marketing	159	18
General and administrative	238	56

Total	$644	$120

	Six months ended
	June 30,
	2008	2007
Cost of revenue	$154	$32
Research and development	311	50
Sales and marketing	295	29
General and administrative	444	92

Total	$1,204	$203

Restricted Stock
During the year ended December 31, 2005, the Company sold 192,010 shares of restricted stock to a certain executive. The vesting of this award is time-based and restrictions lapse over four years. The Company did not record compensation expense because the shares were sold at fair value. At June 30, 2008 and December 31, 2007, 72,008 and 96,006 shares, respectively, remained unvested. No shares have been forfeited.
5. Income Taxes
The Company did not provide for any income taxes in either the three or six month periods ended June 30, 2008 and 2007.
The Company had gross deferred tax assets of $16,600 at December 31, 2007, which did not change significantly at June 30, 2008. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because at June 30, 2008 and December 31, 2007 it was not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized.
The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2008 or December 31, 2007. As of June 30, 2008 and December 31, 2007, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2003 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years.
6. Accrued Expenses

	June 30,	December 31,
	2008	2007
Payroll and payroll related	$1,953	$1,114
Licensed software and maintenance	925	638
Marketing programs	530	344
Other accrued expenses	1,601	832

	$5,009	$2,928

7. Commitments and Contingencies
Operating Leases
The Company leases its office space under a noncancelable operating lease effectively signed in 2005 and amended at various points to modify the terms of the lease including an amendment in April 2008 to increase the amount of space through the remainder of the term of the lease. The lease arrangement, as amended, includes certain lease incentives, payment escalations and rent holidays, the net effect of which has been deferred and is being recognized as a reduction to rent expense so that rent expense is recognized on a straight-line basis over the term of the lease. The deferred rent balance was $762 at June 30, 2008 of which $310 was included in accrued expense and $452 was included in other long term liabilities. The entire amount of deferred rent at December 31, 2007 of $351 was included in other long-term liabilities.
In May 2008 the Company entered into two lease agreements with a lessor in connection with opening a second sales and support office. The first agreement provides for temporary space through the end of the month that the long term space is made available. The second agreement provides for long term space for ten years from the date the space is made available to the Company, currently expected to occur in April 2009. The agreement for long term space contains certain lease incentives and payment escalations, the net effect of which will be accrued so that rent expense is recognized on a straight-line basis over the term of the lease.
The Company also leases a small amount of space on a month to month basis.
Total rent expense under operating leases was $543 and $1,026 for the three and six month periods ended June 30, 2008, respectively, and $262 and $485 for the three and six month periods ended June 30, 2007, respectively.
As of June 30, 2008, future minimum lease payments under noncancelable operating leases for the years ending December 31 are as follows:

Remainder of 2008	$1,249
2009	2,739
2010	2,535
2011	841
2012	858
2013 and thereafter	5,764

$13,986

Hosting Services
The Company has agreements with two vendors to provide specialized space and related services from which the Company hosts its software application. The agreements include payment commitments that expire at various dates through 2013. As of June 30, 2008, future minimum payments under the agreements for the years ended December 31 are as follows:

Remainder of 2008	$811
2009	1,909
2010	1,581
2011	1,621
2012	1,661
2013	774

$8,357

Marketing Programs
As of June 30, 2008, the Company has made a commitment for marketing programs of $10,066 to be spent through June 30, 2009. As of June 30, 2008, the Company has not incurred expenses related to this commitment.
Letters of Credit
As of June 30, 2008 and December 31, 2007, the Company maintained a letter of credit totaling $308 for the benefit of the landlord of the Company’s corporate headquarters. The landlord can draw against the letter of credit in the event of a default by the Company. The Company was required to maintain a cash balance of at least $308 to secure the letter of credit. This amount was classified as restricted cash in the balance sheet at June 30, 2008 and December 31, 2007.
Indemnification Obligations
The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of June 30, 2008, the Company does not expect to incur any significant liabilities under these obligations.
8. 401(k) Savings Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company has elected to make a matching contribution for the plan-year ending December 31, 2008 at a rate of 50% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s annual compensation. The Company has accrued $426 for its expected matching contributions through June 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 14, 2008. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
We provide our products on an on-demand basis through a standard web browser. This model enables us to deploy and maintain a secure and scalable application that is easy for our customers to implement at compelling prices. Our email marketing customers pay a monthly subscription fee that generally ranges between $15 per month and $150 per month based on the size of their contact lists and, in some cases, volume of mailings. Our survey product was similarly priced through June 30, 2008. Commencing in July 2008, we changed our survey pricing from a subscription based fee to a response based fee, with monthly fees generally ranging between $15 per month and $50 per month based on number of responses.
At June 30, 2008, we had over 207,100 email marketing customers. We measure our customer base as the number of email marketing customers that we bill directly in the last month of a period. These customers include all types of small organizations including retailers, restaurants, day spas, law firms, consultants, non-profits, religious organizations, alumni associations and other small businesses and organizations. We acquire these customers through a variety of sources including online marketing through search engines and advertising on networks and other sites, offline marketing through radio advertising, local seminars and other marketing efforts, contractual relationships with our channel partners, referrals from our growing customer base, general brand awareness and the inclusion of a link to our website in the footer of emails sent by our customers.
Our on-demand email marketing product was first offered commercially in 2000. Our survey product was first offered commercially in 2007.

On October 9, 2007, we completed our initial public offering, in which we sold and issued 6,199,845 shares of common stock at a price to the public of $16.00 per share. We raised approximately $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs.
On April 30, 2008, we completed a secondary public offering of 5,221,000 shares of common stock, of which 314,465 shares were sold by us and 4,906,535 shares were sold by existing stockholders, at a price to the public of $16.00 per share. We raised approximately $4.0 million, net of underwriting discounts and offering costs.
Sources of Revenue
We derive our revenue principally from subscription fees from our email marketing and survey customers. Our revenue is driven primarily by the number of paying customers and the subscription fees for our products and is not concentrated within any one customer or group of customers. In 2007, subscription fees from our top 80 customers accounted for approximately 1% of our total revenue. We do not require our customers to commit to a contractual term; however, our customers are required to prepay for subscriptions on a monthly, semi-annual, or annual basis by providing a credit card or check form of payment. These fees are recorded initially as deferred revenue and then recognized as earned revenue on a daily basis over the prepaid subscription period.
We also generate a small amount of revenue from professional services which primarily consist of the creation of customized templates for our customers. Revenue generated from professional services accounted for less than 2% of gross revenue for each of the three and six months ended June 30, 2008 and 2007.
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
The expenses related to our hosted software applications are affected by the number of customers who subscribe to our products and the complexity and redundancy of our software applications and hosting infrastructure. We expect cost of revenue to increase moderately as a percentage of revenue for the second half of 2008 as our operations are expanded to include a second sales and support office and as we absorb the full impact to cost of our recently opened second third-party hosting facility. Over the longer term, we anticipate that these expenses will increase in absolute dollars but decrease slightly as a percentage of revenue as we expect to continue to increase our number of customers over time.
Research and Development. Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on both improving ease of use and functionality of our existing products as well as developing new offerings. We primarily expense research and development costs. The portion of direct development costs related to software enhancements which add functionality are capitalized and depreciated as a component of cost of revenue. We expect that on an annual basis research and development expenses will increase in absolute dollars, but decrease as a percentage of revenue, as we expect to continue to enhance and expand our product offerings.
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
Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Revenue. Revenue for the three months ended June 30, 2008 was $20.8 million, an increase of $9.4 million, or 82%, over revenue of $11.4 million for the three months ended June 30, 2007. The increase in revenue resulted primarily from a 73% increase in the number of average monthly email marketing customers and an increase in average revenue per customer. Average monthly email marketing customers increased to 197,007 in the three months ended June 30, 2008 from 114,038 in the three months ended June 30, 2007, while average revenue per customer in the three months ended June 30, 2008 increased to $35.14 from $33.32 in the three months ended June 30, 2007. We expect our average revenue per customer to increase over time as we expect to generate additional revenue from our email marketing customers for add-ons to the email marketing product and from our survey product.
Cost of Revenue. Cost of revenue for the three months ended June 30, 2008 was $5.6 million, an increase of $2.5 million, or 82%, over cost of revenue of $3.1 million for the three months ended June 30, 2007. As a percentage of revenue, cost of revenue was 27% for each of the three months ended June 30, 2008 and 2007. The increase in absolute dollars resulted primarily from a 73% increase in the number of average monthly email marketing customers and from the impact of opening a second third-party hosting facility in the first quarter of 2008. Of the increase in cost of revenue, $1.1 million resulted from increased depreciation, hosting and maintenance costs as a result of scaling and adding capacity to our hosting infrastructure, inclusive of the impact of opening our second third-party hosting facility in the first quarter of 2008. Additionally, $938,000 of the increase resulted from increased personnel costs attributable to additional employees in our customer support and operations groups to support customer growth and $234,000 related to increased credit card fees due to a higher volume of billing transactions. We expect cost of revenue to increase modestly as a percentage of revenue for the second half of 2008 as we absorb the full impact to cost of our recently opened second hosting facility and of opening a second sales and support office in July 2008.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2008 were $3.7 million, an increase of $900,000, or 32%, over research and development expenses of $2.8 million for the three months ended June 30, 2007. The increase was primarily due to additional personnel related costs of $778,000 because we increased the number of research and development employees to further enhance our products. We expect research and development expenses to increase in absolute dollars but decrease as a percentage of revenue over time.
Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2008 were $10.2 million, an increase of $3.5 million, or 53%, over sales and marketing expenses of $6.7 million for the three months ended June 30, 2007. The increase was primarily due to increased advertising and promotional expenditures of $2.1 million due to continued expansion of our multi-channel marketing strategy. Additionally, personnel related costs increased by $655,000 because we added employees to generate sales leads and accommodate the growth in sales leads. Partner referral fees also increased by $253,000 as the number of new customers generated from our channel partners increased. We expect sales and marketing expenses to increase in absolute dollars but decrease as a percentage of revenue over time.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2008 were $2.3 million, an increase of $1.0 million, or 78%, over general and administrative expenses of $1.3 million for the three months ended June 30, 2007. The increase was primarily due to increased insurance and professional fees of $496,000 to support the reporting and regulatory requirements of being a public company. We also incurred additional personnel related costs of $473,000 because we increased the number of general and administrative employees to support our overall growth, and because our stock-based compensation expense increased due to additional option grants. We expect that our general and administrative expenses will increase in absolute dollars as we continue to grow and operate as a public company.
Interest and Other Income (Expense), Net. Interest and other income (expense), net for the three months ended June 30, 2008 was $709,000, an increase of $1.0 million from interest and other income (expense), net of ($340,000) for the three months ended June 30, 2007. The increase was primarily due to a $573,000 increase in interest income from investments in marketable securities and cash equivalents primarily due to an increase in the balance of investments and cash equivalents as a result of the proceeds we received in our public offerings, which were completed in the fourth quarter of 2007 and the second quarter of 2008. Additionally in 2007, we accounted for an outstanding redeemable convertible preferred stock warrant as a liability held at fair market with changes in value recorded as other expense. For the three months ended June 30, 2007, we recorded a charge of $417,000 relating to this warrant. As a result of the exercise of the warrant in the fourth quarter of 2007, we no longer record warrant related charges.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Revenue. Revenue for the six months ended June 30, 2008 was $38.9 million, an increase of $17.8 million, or 84%, over revenue of $21.1 million for the six months ended June 30, 2007. The increase in revenue resulted primarily from a 77% increase in the number of average monthly email marketing customers and an increase in average revenue per customer. Average monthly email marketing customers increased to 186,095 in the six months ended June 30, 2008 from 105,211 in the six months ended June 30, 2007, while average revenue per customer in the six months ended June 30, 2008 increased to $34.87 from $33.44 in the six months ended June 30, 2007.
Cost of Revenue. Cost of revenue for the six months ended June 30, 2008 was $10.4 million, an increase of $4.6 million, or 79%, over cost of revenue of $5.8 million for the six months ended June 30, 2007. As a percentage of revenue, cost of revenue was 27% for the six months ended June 30, 2008 and 28% for the six months ended June 30, 2007. The increase in absolute dollars primarily resulted primarily from a 77% increase in the number of average monthly email marketing customers and from the impact of opening a second third-party hosting facility in the first quarter of 2008. Of the increase in cost of revenue, $2.0 million resulted from increased personnel costs attributable to additional employees in our customer support and operations groups to support customer growth and $1.7 million resulted from increased depreciation, hosting and maintenance costs as a result of scaling and adding capacity to our hosting infrastructure, inclusive of the impact of opening our second third-party hosting facility in the first quarter of

2008. Additionally, $447,000 of the increase related to increased credit card fees due to a higher volume of billing transactions.
Research and Development Expenses. Research and development expenses for the six months ended June 30, 2008 were $7.0 million, an increase of $2.0 million, or 41%, over research and development expenses of $5.0 million for the six months ended June 30, 2007. The increase was primarily due to additional personnel related costs of $1.7 million because we increased the number of research and development employees to further enhance our products.
Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2008 were $18.9 million, an increase of $6.1 million, or 48%, over sales and marketing expenses of $12.8 million for the six months ended June 30, 2007. The increase was primarily due to increased advertising and promotional expenditures of $3.2 million due to continued expansion of our multi-channel marketing strategy. Additionally, personnel related costs increased by $1.5 million because we added employees to generate sales leads and to accommodate the growth in sales leads. In addition, partner referral fees increased by $470,000 as the number of new customers generated from our channel partners increased.
General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2008 were $4.3 million, an increase of $1.9 million, or 82%, over general and administrative expenses of $2.4 million for the six months ended June 30, 2007. The increase was primarily due to increased insurance and professional fees of $1.0 million to support the reporting and regulatory requirements of being a public company. We also incurred additional personnel related costs of $1.0 million because we increased the number of general and administrative employees to support our overall growth, and because our stock-based compensation expense increased due to additional option grants.
Interest and Other Income (Expense), Net. Interest and other income (expense), net for the six months ended June 30, 2008 was $1.7 million, an increase of $2.3 million from interest and other income (expense), net of ($631,000) for the six months ended June 30, 2007. The increase was primarily due to a $1.4 million increase in interest income from investments in marketable securities and cash equivalents primarily due to an increase in the balance of investments and cash equivalents as a result of the proceeds we received in our public offerings, which were completed in the fourth quarter of 2007 and the second quarter of 2008. Additionally in 2007, we accounted for an outstanding redeemable convertible preferred stock warrant as a liability held at fair market with changes in value recorded as other expense. For the six months ended June 30, 2007, we recorded a charge of $837,000 relating to this warrant. As a result of the exercise of the warrant in the fourth quarter of 2007, we no longer record warrant related charges.
Liquidity and Capital Resources
At June 30, 2008, our principal sources of liquidity were cash and cash equivalents and marketable securities of $107 million.
Since our inception we have financed our operations primarily through the sale of redeemable convertible preferred stock, issuance of convertible promissory notes, borrowings under credit facilities and, to a lesser extent, cash flow from operations. On October 9, 2007, we completed our initial public offering, in which we issued and sold 6,199,845 shares of common stock at a price to the public of $16.00 per share. We raised approximately $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. We used $2.6 million of proceeds to repay our outstanding principal and interest under our term loan facility. In the second quarter of 2008, we completed a secondary public offering in which we issued and sold 314,465 shares of common stock at a price to the public of $16.00 per share. We raised approximately $4.0 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. In the future, we anticipate that our primary source of liquidity will be cash generated from our operating activities.

Cash Provided By (Used in) Operating Activities
Net cash provided by operating activities was $9.1 million for the six months ended June 30, 2008 as compared to net cash used in operating activities of $1.1 million for the six months ended June 30, 2007. Net cash provided by operating activities for the six months ended June 30, 2008 consisted primarily of the contribution from working capital accounts of $5.6 million and non-cash charges of $3.4 million. The contribution from working capital accounts was primarily due to an increase in deferred revenue of $2.8 million and an increase in accounts payable and accrued expenses of $3.0 million. The non-cash charges consisted primarily of depreciation and amortization of $2.2 million and stock-based compensation expense of $1.2 million. Net cash used in operating activities for the six months ended June 30, 2007 of $1.1 million consisted primarily of the net loss of $5.5 million partially offset by net change in working capital accounts of $2.2 million and non-cash charges of $2.1 million. The contribution from working capital accounts was primarily due to an increase in deferred revenue of $2.6 million and accounts payable and accrued expense of $205,000 partially offset by an increase in prepaid expenses and other current assets of $588,000. The non-cash charges consisted primarily of depreciation and amortization of $1.1 million, the change in fair value of the redeemable convertible preferred stock warrant of $837,000 and stock based compensation of $203,000.
Cash Used in Investing Activities
Net cash used in investing activities was $3.9 million for the six months ended June 30, 2008 compared to $3.5 million for the six months ended June 30, 2007. Net cash used in investing activities during the six months ended June 30, 2008 consisted primarily of cash paid for the acquisition of property and equipment of $8.1 million partially offset by cash received from the maturities of marketable securities of $4.2 million. Property and equipment acquisitions consisted of hardware and software to support our product infrastructure, primarily in our second hosting facility that we opened in the first quarter of 2008, as well as computer equipment for our employees, equipment and leasehold improvements primarily related to additional office space and capitalization of certain software development costs. Net cash used in investing activities during the six months ended June 30, 2007 of $3.5 million consisted primarily of cash paid for the acquisition of property and equipment of $2.3 million and the net change in short-term marketable securities of $1.1 million.
Cash Provided by Financing Activities
Net cash provided by financing activities was $4.4 million for the six months ended June 30, 2008 primarily due to net proceeds of $4.0 million from our secondary public offering of common stock completed in April 2008. Additionally we received proceeds of $229,000 from stock issued in conjunction with our employee stock purchase plan and proceeds of $126,000 from the issuance of our common stock pursuant to the exercise of stock options. Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2007 and consisted primarily of additional outstanding borrowings under the term loan facility of $2.8 million partially offset by repayment of outstanding borrowings of $404,000 as well as payment of issuance costs of $630,000 for our contemplated initial public offering of common stock that was completed in the fourth quarter of 2007.
Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due In
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)
Operating lease obligations	$13,986	$2,584	$4,358	$1,717	$5,327
Contractual commitments	8,357	1,834	3,278	2,858	387
Marketing purchase commitment	10,066	10,066	—	—	—

Total	$32,409	$14,484	$7,636	$4,575	$5,714

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
We opened a second third-party hosting facility in the first quarter of 2008 to provide additional redundancy and increased scaleability for our product infrastructure. We made capital expenditures in 2007 and in the first half of 2008 to build out this facility. We opened a second sales and support office in temporary space in July 2008 and have entered into a ten year lease agreement for permanent space which we expect to occurpy in 2009. We made capital expenditures in the first half of 2008 to outfit the temporary space and anticipate making additional capital expenditures during the remainder of 2008 and 2009 associated with the build-out and outfitting of the permanent space. Additionally, we anticipate continuing investments in property and equipment to support the anticipated growth in our business. We believe that our current cash, cash equivalents and marketable securities and operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may need to raise additional funds through public or private financings or borrowings to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders or we may be subject to covenants that restrict how we conduct our business. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.
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
Recent Accounting Pronouncements
On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As of January 1, 2008 and for the three and six month periods ended June 30, 2008, we have elected not to apply the fair value option to any of our financial assets or liabilities.
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities, which defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The application of the SFAS 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with FASB Staff Position 157-2. We are currently assessing the impact of the adoption of SFAS 157 for non-financial assets and liabilities on our financial statements. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our results of operations, financial position or cash flows. The Company’s cash equivalents of $105,631 and short-term marketable securities are carried at fair value based on quoted market prices which is a level 1 measurement in the hierarchy of fair value measurements defined by SFAS 157.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to US Auditing Standards Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States. We are currently evaluating what effect, if any, that SFAS 162 may have on our results of operations, financial position and cash flows.
In June 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits under Lease Agreements (“EITF 08-3”). EITF 08-3 provides that all nonrefundable maintenance deposits paid by a lessee, under an arrangement accounted for as a lease, should be accounted for as a deposit. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is recognized as additional rent expense at that time. EITF 08-3 is effective for the Company on January 1, 2009. We are currently evaluating the impact, if any, of adopting EITF 08-3 on our results of operations, financial position and cash flows.
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
Item 4T. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in our opinion, would have a material adverse effect on our business, results of operations or financial condition.

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
We derive, and expect to continue to derive, substantially all of our revenue from our email marketing product for small organizations, including small businesses, associations and non-profits. As a result, widespread acceptance of email marketing among small organizations is critical to our future growth and success. The overall market for email marketing and related services is relatively new and still evolving, and small organizations have generally been slower than larger organizations to adopt email marketing as part of their marketing mix. There is no certainty regarding how or whether this market will develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make email marketing convenient, effective and affordable. If small organizations determine that email marketing does not sufficiently benefit them, existing customers may cancel their accounts and potential customers may decide not to adopt email marketing. In addition, many small organizations lack the technical expertise to effectively send email marketing campaigns. As technology advances, however, small organizations may establish the capability to manage their own email marketing and therefore have no need for our email marketing product. If the market for email marketing services fails to grow or grows more slowly than we currently anticipate, demand for our services may decline and our revenue would suffer.
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
Our email marketing and survey products are designed specifically for small organizations, including small businesses, associations and non-profits, that frequently have limited budgets and are more likely to be significantly affected by economic downturns than their larger, more established counterparts. Small organizations may choose to spend the limited funds that they have on items other than our products. Moreover, if small organizations experience economic hardship, they may be unwilling or unable to expend resources on marketing, which would negatively affect the overall demand for our products and could cause our revenue to decline. In addition, we have limited experience operating our business during an economic downturn. Accordingly, we do not know if our current business model will respond effectively to the challenges we may confront during an economic downturn.
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
As we attempt to expand our customer base through our marketing efforts, our new customers may use our products differently than our existing customers and, accordingly, our business model may not be as efficient at attracting and retaining new customers.
As we attempt to expand our customer base, our new customers may use our products differently than our existing customers. For example, a greater percentage of new customers may take advantage of the free trial period we offer but choose to use another form of marketing to reach their constituents. If our new customers are not as loyal as our existing customers, our attrition rate will increase and our customer referrals will decrease, which would have an adverse effect on our results of operations. In addition, as we seek to expand our customer base, we expect to increase our marketing spend in order to attract new customers, which will increase our operating costs. There can be no assurance that these marketing efforts will be successful.
The market in which we participate is competitive and, if we do not compete effectively, our operating results could be harmed.
The market for our products is competitive and rapidly changing, and the barriers to entry are relatively low. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. Our principal competitors include providers of email marketing products for small to medium size businesses such as Vertical Response, Inc., iContact Corporation, AWeber Systems, Inc., CoolerEmail, Inc., Emma, Inc., Protus, Inc., Lyris Technologies, Inc. and Topica Inc., as well as the in-house information technology capabilities of prospective customers. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, there are a number of other vendors that are focused on providing email marketing products for larger organizations, including Acxiom Digital (a division of Acxiom Corporation), Alterian Inc., Epsilon Data Management LLC (a subsidiary of Alliance Data Systems Corporation), ExactTarget, Inc., Responsys Inc., Silverpop Systems Inc. and CheetahMail, Inc. (a subsidiary of Experian Group Limited). While we do not compete currently with vendors serving larger customers, we may face future competition from these providers if they determine that our target market presents an opportunity for them. Finally, in the future, we may experience competition from Internet Service Providers, or ISPs, advertising and direct marketing agencies and other large established businesses, such as Microsoft Corporation, Google Inc. or Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these ISPs or other businesses could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering. Our survey product competes with similar offerings by Zoomerang (a division of Market Tools, Inc.) and Surveymonkey.com Corporation.
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
Many of the internet protocol addresses associated with our email marketing product are owned and controlled by Internap Network Services Corporation, which operates one of our third party hosting facilities. We are currently migrating to internet protocol addresses owned and controlled by us. If we experience difficulties with this migration, our deliverability rates could suffer and it could undermine the effectiveness of our customers’ email marketing campaigns. This, in turn, could harm our business and financial performance.
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
Many of our customers located our website by clicking through on search results displayed by search engines such as Google and Yahoo!. Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract a significant percentage of the customers we serve to our website. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer customers clicking through to our website, requiring us to resort to other costly resources to replace this traffic, which, in turn, could reduce our operating income, increase the amount of our net loss or reduce our revenue, harming our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, or our revenue could decline and our business may suffer. The cost of purchased search listing advertising is rapidly increasing as demand for these channels continues to grow quickly, and further increases could have negative effects on our financial results.
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
To date, we have largely focused our business on providing our email marketing product for small organizations, but we may in the future seek to serve other market segments and expand our service offerings. During 2007, we introduced our survey product, which enables customers to create and send online surveys and analyze responses, and our add-on email archive service that enables our customers to archive their past email campaigns. Any efforts to expand beyond the small organization market or to introduce new products beyond our email marketing product, including our survey product, may not result in significant revenue growth, may divert resources from our existing business, including our email marketing product, and require us to commit significant financial resources to an unproven product, which may harm our financial performance.
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
We maintain a network of active channel partners, which include national small business service providers such as Network Solutions, LLC and American Express Company as well as local small business service providers such as web developers and marketing agencies, which refer customers to us through links on their websites and outbound promotion to their customers. If we are unable to maintain our contractual relationships with existing channel partners or establish new contractual relationships with potential channel partners, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us. The number of customers we are able to add through these marketing relationships is dependent on the marketing efforts of our partners over which we have limited influence, and a significant decrease in the number of gross customer additions generated through these relationships could adversely affect the size of our customer base and revenue.
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
Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of our executive officers and other key technical and marketing personnel, each of whom would be difficult to replace. In particular, Gail F. Goodman, our Chairman, President and Chief Executive Officer, is critical to the management of our business and operations and the development of our strategic direction. The loss of the services of Ms. Goodman or other executive officers or key personnel and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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
Our disaster recovery system located at both our headquarters in Waltham, Massachusetts and the Sentinel facility does not provide real time backup, has not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage. In the event of a disaster in which either facility is irreparably damaged or destroyed, we would experience interruptions in access to our products. Moreover, our headquarters, the Internap facility and the Sentinel facility are located several miles from each other and may be equally affected by any regional disaster. Any or all of these events could cause our customers to lose access to our products.
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
If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or require us to obtain expensive licenses or cease selling certain products, and our business may be adversely affected.
The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. These claims, whether or not successful, could:
•	divert management’s attention;

•	result in costly and time-consuming litigation;

•	require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all;

•	in the case of open source software-related claims, require us to release our software code under the terms of an open source license; or

•	require us to redesign our software and services or discontinue the sales of certain products and services to avoid infringement.
As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. In addition, many of our agreements with our channel partners require us to indemnify them for third-party intellectual property infringement claims, which would increase the cost to us resulting from an adverse ruling on any such claim. Even if we have not infringed any third parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management time. Finally, if a third party successfully asserts a claim that our products infringe their proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable, or at all.
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
We have incurred net losses in the past and we expect to incur net losses in the future. As of June 30, 2008, our accumulated deficit was $42.8 million. Our recent net losses were $389,000 for the three months ended June 30, 2008, $51,000 for the six months ended June 30, 2008, $8.3 million for the year ended December 31, 2007 and $7.8 million for the year ended December 31, 2006. Our net losses increased in 2007 as compared to 2006 because we increased our sales and marketing expense to promote the Constant Contact brand and encourage new customers to try our products. The quarter ended March 31, 2008 is the only quarter in which we generated a profit. There is no guarantee we will be profitable in the future. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be profitable in any future period. Our recent revenue growth may not be indicative of our future performance. In future periods, we may not have any revenue growth, or our revenue could decline.
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
In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, beginning with the year ending December 31, 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to assess the effectiveness of our internal controls over financial reporting and our independent registered public accounting firm to attest to management’s assessment, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. In order to comply with Section 404, we may incur substantial accounting expense, expend significant management time on compliance-related issues, and hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources.
Our ability to use net operating loss carryforwards in the United States may be limited.
As of December 31, 2007, we had net operating loss carryforwards of $38 million for U.S. federal tax purposes and $25 million for state tax purposes. These loss carryforwards expire between 2008 and 2027. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. While we do not believe that our initial public offering, our recent secondary public offering and prior financings have resulted in ownership changes that would limit our ability to utilize net operating loss carryforwards, any subsequent ownership changes could result in such a limitation. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could have a negative effect on our financial results.
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
Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:
•	our ability to retain existing customers, attract new customers and satisfy our customers’ requirements;

•	changes in our pricing policies;

•	our ability to expand our business;

•	the effectiveness of our personnel;

•	new product and service introductions by us or our competitors;

•	technical difficulties or interruptions in our services;

•	general economic conditions;

•	the timing of additional investments in our hardware and software systems;

•	regulatory compliance costs;

•	costs associated with future acquisitions of technologies and businesses; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.
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
The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not control these analysts. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
If our existing stockholders who acquired their stock before our public offering sell a large number of shares of our common stock or the public market perceives that such existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly.
Certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements under the Securities Act of 1933 or to include their shares in registration statements that we may file in the future for ourselves or other stockholders. If we register their shares of common stock, they could sell those shares in the public market.
Insiders have substantial control over us and will be able to influence corporate matters.
As of August 11, 2008, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 22% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other investors to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	established a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	require supermajority stockholder voting to effect certain amendments to our restated certificate of incorporation and second amended and restated bylaws.
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
On October 9, 2007, we completed our initial public offering, in which 7,705,000 shares of common stock were sold at a price to the public of $16.00 per share. We sold 6,199,845 shares of our common stock in the offering and the selling stockholders sold 1,505,155 of the shares of common stock in the offering. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-144381), which was declared effective by the SEC on October 2, 2007. The offering commenced as of October 3, 2007 and did not terminate before all of the securities registered in the registration statement were sold. CIBC World Markets Corp., Thomas Weisel Partners LLC, William Blair & Company, L.L.C., Cowen and Company, LLC and Needham & Company, LLC acted as representatives of the underwriters. We raised approximately $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering costs were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. From the effective date of the registration statement through June 30, 2008, we used $2.6 million of the net proceeds to repay our outstanding principal and interest under our term loan facility with Silicon Valley Bank. We intend to use the remaining net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. Pending these uses, we have invested the funds in a registered money market account and in short-term investment grade and U.S. government securities. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 4.	Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders held on May 29, 2008, our stockholders voted upon the following matters:
1.	The election of two class I directors for a term of three years; and

2.	The ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2008.
The results of the voting on each of the matters presented to stockholders at the annual meeting are set forth below:

		Votes	Votes		Broker Non-
	Votes For	Withheld	Against	Abstentions	Votes
Election of two class I directors:
- Michael T. Fitzgerald	25,142,939	97,087	—	—	—
- Thomas Anderson	25,147,047	92,979	—	—	—

Ratification of selection of PricewaterhouseCoopers LLP	25,237,918	—	2,108	—	—
Our other directors, whose terms of office as directors continued after the annual meeting, are Robert P. Badavas, John Campbell, Patrick Gallagher, Gail F. Goodman and William S. Kaiser.

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

CONSTANT CONTACT, INC.
Date: August 12, 2008	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2008	By:	/s/ Steven R. Wasserman
Steven R. Wasserman
Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.		Description
10.1	(1)	Fifth Amendment to Lease, dated as of April 14, 2008, between the Company and Boston Properties Limited Partnership.

10.2	(2)	Lease, dated as of May 30, 2008, between the Company and Centerra Office Tech I, LLC

10.3	(3)	Lease, dated as of May 30, 2008, between the Company and McWhinney 409CC, LLC

10.4	*	Amendment to Constant Contact, Inc. 2007 Employee Stock Purchase Plan

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	*+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

+	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2008.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2008.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2008.