Form 10-Q
period 2008-09-30
Constant Contact, Inc.
filed 2008-11-07
CIK 1405277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2008, there were 28,124,355 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information
Item 1. Financial Statements
Constant Contact, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2008	2007
Assets
Current assets
Cash and cash equivalents	$105,755	$97,051
Short-term marketable securities	—	4,484
Accounts receivable, net of allowance for doubtful accounts of $10 and $11 as of September 30, 2008 and December 31, 2007, respectively	73	62
Prepaid expenses and other current assets	2,901	1,701

Total current assets	108,729	103,298
Property and equipment, net	15,155	7,986
Restricted cash	308	308
Other assets	219	253

Total assets	$124,411	$111,845

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,309	$3,858
Accrued expenses	5,304	2,928
Deferred revenue	14,101	10,354

Total current liabilities	23,714	17,140

Other long-term liabilities	385	351

Total liabilities	24,099	17,491

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding as of September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,123,478 and 27,617,014 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	281	276
Additional paid-in capital	143,237	136,832
Accumulated other comprehensive income	—	2
Accumulated deficit	(43,206)	(42,756)

Total stockholders’ equity	100,312	94,354

Total liabilities and stockholders’ equity	$124,411	$111,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Revenue	$22,859	$13,517	$61,797	$34,628
Cost of revenue	6,554	3,423	16,986	9,260

Gross profit	16,305	10,094	44,811	25,368

Operating expenses
Research and development	3,935	2,536	10,965	7,507
Sales and marketing	10,819	6,742	29,707	19,537
General and administrative	2,564	1,597	6,888	3,968

Total operating expenses	17,318	10,875	47,560	31,012

Loss from operations	(1,013)	(781)	(2,749)	(5,644)
Interest income	614	139	2,299	419
Interest expense	—	(78)	—	(151)
Other expense	—	(971)	—	(1,809)

Net loss	(399)	(1,691)	(450)	(7,185)
Accretion of redeemable convertible preferred stock	—	(271)	—	(789)

Net loss attributable to common stockholders	$(399)	$(1,962)	$(450)	$(7,974)

Net loss attributable to common stockholders per share: basic and diluted	$(0.01)	$(0.51)	$(0.02)	$(2.10)
Weighted average shares outstanding used in computing per share amounts: basic and diluted	28,036	3,872	27,813	3,804
The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2008	2007
Cash flows from operating activities
Net loss	$(450)	$(7,185)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,859	1,856
Accretion of discount on investments	(18)	(114)
Stock-based compensation expense	1,961	373
Changes in fair value of redeemable convertible preferred stock warrant	—	1,809
(Recoveries of) provision for bad debts	(1)	17
Changes in operating assets and liabilities:
Accounts receivable	(10)	(18)
Prepaid expenses and other current assets	(1,200)	(783)
Other assets	34	—
Accounts payable	451	658
Accrued expenses	2,376	1,167
Deferred revenue	3,747	3,717
Other long-term liabilities	34	243

Net cash provided by operating activities	10,783	1,740

Cash flows from investing activities
Purchases of short-term marketable securities	—	(9,031)
Proceeds from maturities of short-term marketable securities	4,500	7,000
Increase in restricted cash	—	(92)
Acquisition of property and equipment	(11,028)	(2,913)

Net cash used in investing activities	(6,528)	(5,036)

Cash flows from financing activities
Proceeds from notes payable	—	2,788
Proceeds from issuance of common stock pursuant to exercise of stock options and warrants	211	214
Proceeds from issuance of common stock pursuant to employee stock purchase plan	229	—
Proceeds from issuance of common stock in connection with secondary public offering, net of issuance costs of $746	4,009	—
Repayments of notes payable	—	(772)
Payments of issuance costs for initial public offering of common stock	—	(1,329)

Net cash provided by financing activities	4,449	901

Net increase (decrease) in cash and cash equivalents	8,704	(2,395)
Cash and cash equivalents, beginning of period	97,051	8,786

Cash and cash equivalents, end of period	$105,755	$6,391

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
The condensed consolidated balance sheet at December 31, 2007 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2008, the consolidated results of operations for the three and nine months ended September 30, 2008 and 2007 and the consolidated cash flows for the nine months ended September 30, 2008 and 2007 have been made. The condensed consolidated results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2008.
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
Comprehensive Loss
Comprehensive loss includes net loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss is unrealized gains and losses on available-for-sale securities. The Company had gross unrealized gains and losses of $3 and ($1), respectively, as of December 31, 2007 and no unrealized gains or losses as of September 30, 2008. There were no realized gains or losses recorded to net income or loss for any of the three and nine month periods ended September 30, 2008 and 2007.

Comprehensive loss was as follows:

	Three months ended
	September 30,
	2008	2007
Net loss	$(399)	$(1,691)
Other comprehensive loss:
Unrealized gains on available-for-sale securities, net	—	3

Comprehensive loss	$(399)	$(1,688)

	Nine months ended
	September 30,
	2008	2007
Net loss	$(450)	$(7,185)
Other comprehensive loss:
Unrealized (losses)/gains on available-for-sale securities, net	(2)	1

Comprehensive loss	$(452)	$(7,184)

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
The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact as the Company had a net loss attributable to common stockholders for the periods presented:

	September 30,
	2008	2007
Options to purchase common stock	2,357,889	1,850,464
Warrants to purchase common stock or redeemable convertible preferred stock	520	156,520
Restricted shares	60,008	108,007
Redeemable convertible preferred stock	—	17,146,697

Total options, warrants, restricted shares and redeemable convertible preferred stock exercisable or convertible into common stock	2,418,417	19,261,688

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
Fair Value of Financial Instruments
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities, which defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our results of operations, financial position or cash flows. The Company’s cash equivalents of $105,588, which are invested in money market instruments, are carried at fair value based on quoted market prices which is a level 1 measurement in the hierarchy of fair value measurements defined by SFAS 157.
Segment Data
The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. Revenue is generated predominately in the U.S. and all significant assets are held in the U.S.
Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the reported net loss.
Recent Accounting Pronouncements
On February 12, 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company is currently assessing the impact of the adoption of SFAS 157 for non-financial assets and liabilities on its financial statements.
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

3. Stockholders’ Equity
On April 30, 2008, the Company closed a secondary public offering of 5,221,000 shares of common stock, of which 314,465 shares were sold by the Company and 4,906,535 shares were sold by existing stockholders, at a price to the public of $16.00 per share. Proceeds to the Company were approximately $4,009, net of underwriting discounts and offering costs.
Warrants
In connection with a term loan, the proceeds of which were used to acquire property and equipment, the Company granted a warrant in 2002 to purchase 520 shares of common stock at an exercise price of $0.38 per share. The warrant, due to expire in March 2014, remains outstanding as of September 30, 2008.
In connection with its Series B redeemable convertible preferred stock (“Series B”) financing in 2002, the Company granted to a consultant a warrant to purchase 120,000 shares of Series B at a price of $0.50 per share. The Company accounted for the Series B warrant as a liability and reported it at fair value at each reporting date until exercised. During the three and nine months ended September 30, 2007, the Company recorded charges to other expense of $972 and $1,809, respectively, relating to the changes in carrying value of the Series B warrant. The warrant was exercised in October 2007 in connection with the Company’s initial public offering.
4. Stock-Based Awards
Stock Incentive Plan
The Company’s 2007 Stock Incentive Plan (the “2007 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors, consultants, and advisors. As of September 30, 2008, 2,114,250 shares of common stock were available for issuance under the 2007 Plan.
Stock Purchase Plan
The Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), became effective upon the completion of the Company’s initial public offering. Six-month offering periods begin on January 1 and July 1 of each year during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The first offering period began on January 1, 2008 and was completed on June 30, 2008 at which time 14,321 shares of common stock were purchased for total proceeds to the Company of $229. The second offering period of 2008 commenced July 1, 2008 and will be completed on December 31, 2008. As of September 30, 2008, 335,679 shares of common stock were available for issuance to participating employees under the Purchase Plan.
Under the provisions of SFAS 123R, the Company recognized stock-based compensation expense on all employee awards in the following expense categories:

	Three months ended
	September 30,
	2008	2007
Cost of revenue	$92	$20
Research and development	190	49
Sales and marketing	163	36
General and administrative	312	65

Total	$757	$170

	Nine months ended
	September 30,
	2008	2007
Cost of revenue	$246	$46
Research and development	501	99
Sales and marketing	458	71
General and administrative	756	157

Total	$1,961	$373

Restricted Stock
During the year ended December 31, 2005, the Company sold 192,010 shares of restricted stock to a certain executive. The vesting of this award is time-based and restrictions lapse over four years. The Company did not record compensation expense because the shares were sold at fair value. At September 30, 2008 and December 31, 2007, 60,008 and 96,006 shares, respectively, remained unvested. No shares have been forfeited.
5. Income Taxes
The Company did not provide for any income taxes in either the three or nine month periods ended September 30, 2008 and 2007.
The Company had gross deferred tax assets of $16,600 at December 31, 2007, which did not change significantly at September 30, 2008. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2008 and December 31, 2007, it was not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized.
The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2008 or December 31, 2007. As of September 30, 2008 and December 31, 2007, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2003 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years.
6. Accrued Expenses

	September 30,	December 31,
	2008	2007
Payroll and payroll related	$2,194	$1,114
Licensed software and maintenance	944	638
Marketing programs	490	344
Other accrued expenses	1,676	832

	$5,304	$2,928

7. Commitments and Contingencies
Operating Leases
The Company leases its office space under a noncancelable operating lease effectively signed in 2005 and amended at various points to modify the terms of the lease including an amendment in April 2008 to increase the amount of space through the remainder of the term of the lease. The lease arrangement, as amended, includes certain lease incentives, payment escalations and rent holidays, the net effect of which has been deferred and is being recognized as a reduction to rent expense so that rent expense is recognized on a straight-line basis over the term of the lease. The deferred rent balance was $732 at September 30, 2008, of which $347 was included in accrued expense and $385 was included in other long-term liabilities. The entire amount of deferred rent at December 31, 2007 of $351 was included in other long-term liabilities.
In May 2008 the Company entered into two lease agreements with a lessor in connection with opening a second sales and support office. The first agreement provides for temporary space through the end of the month that the long-term space is made available. The second agreement provides for long-term space for ten years from the date the space is made available to the Company, currently expected to occur in April 2009. The agreement for long-term space contains certain lease incentives and payment escalations, the net effect of which will be accrued so that rent expense is recognized on a straight-line basis over the term of the lease.
The Company also leases a small amount of space on a month to month basis.

Total rent expense under operating leases was $586 and $1,612 for the three and nine month periods ended September 30, 2008, respectively, and $313 and $798 for the three and nine month periods ended September 30, 2007, respectively.
As of September 30, 2008, future minimum lease payments under noncancelable operating leases for the years ending December 31 are as follows:

Remainder of 2008	$629
2009	2,739
2010	2,535
2011	841
2012	858
2013 and thereafter	5,764

$13,366

Hosting Services
The Company has agreements with two vendors to provide specialized space and related services from which the Company hosts its software application. The agreements include payment commitments that expire at various dates through 2013. As of September 30, 2008, future minimum payments under the agreements for the years ended December 31 are as follows:

Remainder of 2008	$546
2009	2,530
2010	1,581
2011	1,621
2012	1,661
2013	774

$8,713

Marketing Programs
As of September 30, 2008, the Company has commitments for marketing programs of $6,497 to be spent through September 30, 2009.
Letters of Credit
As of September 30, 2008 and December 31, 2007, the Company maintained a letter of credit totaling $308 for the benefit of the landlord of the Company’s corporate headquarters. The landlord can draw against the letter of credit in the event of a default by the Company. The Company was required to maintain a cash balance of at least $308 to secure the letter of credit. This amount was classified as restricted cash in the balance sheet at September 30, 2008 and December 31, 2007.
Indemnification Obligations
The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of September 30, 2008, the Company does not expect to incur any significant liabilities under these obligations.
8. 401(k) Savings Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company has elected to make a matching contribution for the plan-year ending December 31, 2008 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation. The Company has accrued $538 for its expected matching contributions through September 30, 2008.
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
We provide our products on an on-demand basis through a standard web browser. This model enables us to deploy and maintain a secure and scalable application that is easy for our customers to implement at compelling prices. Our email marketing customers pay a monthly subscription fee that generally ranges between $15 per month and $150 per month based on the size of their contact lists and, in some cases, volume of mailings. Our survey product was similarly priced through June  2008. Commencing in July 2008, we changed our survey pricing from a subscription fee based on contact list size to a subscription fee based on the number of survey responses. Monthly fees for our survey product generally range between $15 and $50 per month.
At September 30, 2008, we had over 228,500 email marketing customers. We measure our customer base as the number of email marketing customers that we bill directly in the last month of a period. These customers include all types of small organizations including retailers, restaurants, day spas, law firms, consultants, non-profits, religious organizations, alumni associations and other small businesses and organizations. We acquire these customers through a variety of sources including online marketing through search engines and advertising on networks and other sites, offline marketing through radio advertising, local seminars and other marketing efforts, contractual relationships with our channel partners, referrals from our growing customer base, general brand awareness and the inclusion of a link to our website in the footer of emails sent by our customers.

Our on-demand email marketing product was first offered commercially in 2000. Our survey product was first offered commercially in 2007.
On October 9, 2007, we completed our initial public offering, in which we sold and issued 6,199,845 shares of common stock at a price to the public of $16.00 per share. We raised approximately $90.4 million, net of underwriting discounts and offering costs.
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
We also generate a small amount of revenue from professional services which primarily consist of the creation of customized templates for our customers. Revenue generated from professional services accounted for less than 2% of gross revenue for each of the three and nine months ended September 30, 2008 and 2007.
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
The expenses related to our hosted software applications are affected by the number of customers who subscribe to our products and the complexity and redundancy of our software applications and hosting infrastructure. We expect on an annual basis that these expenses will increase in absolute dollars and increase slightly as a percentage of revenue as we expect to continue to increase our number of customers over time and as we absorb the full impact to cost of our recently opened second third-party hosting facility and our second sales and support office.
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
Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees, and the portion of customer support costs that relate to assisting trial customers. Advertising costs consist primarily of pay-per-click payments to search engines, other online and offline advertising media, including radio and print advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships, and event costs. Our advertising and promotional expenditures have historically been highest in the fourth quarter of each year as this reflects a period of increased sales and marketing activity for many small organizations. In order to continue to grow our business and brand and category awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect that on an annual basis sales and marketing expenses will increase in absolute dollars, but decrease as a percentage of revenue, as we expect continued revenue growth.
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
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our significant accounting policies, which are described in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC, the following accounting policies involve the most judgment and complexity:
•	Revenue recognition;

•	Income taxes;

•	Software and website development costs; and

•	Stock-based compensation.
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
Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Revenue. Revenue for the three months ended September 30, 2008 was $22.9 million, an increase of $9.4 million, or 69%, over revenue of $13.5 million for the three months ended September 30, 2007. The increase in revenue resulted primarily from a 62% increase in the number of average monthly email marketing customers and an increase in average revenue per email marketing customer. Average monthly email marketing customers increased to 217,495 in the three months ended September 30, 2008 from 134,459 in the three months ended September 30, 2007, while average revenue per email marketing customer in the three months ended September 30, 2008 increased to $35.03 from $33.51 in the three months ended September 30, 2007. We expect our average revenue per email marketing customer to remain substantially unchanged in the final quarter of 2008 and then increase over time as we expect to generate additional revenue from our email marketing customers for add-ons to the email marketing product and from our survey product.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2008 was $6.6 million, an increase of $3.2 million, or 91%, over cost of revenue of $3.4 million for the three months ended September 30, 2007. As a percentage of revenue, cost of revenue was 29% and 25% for the three months ended September 30, 2008 and 2007, respectively. The increase resulted primarily from the costs associated with a 62% increase in the number of average monthly email marketing customers and from the continuing impact of our second third-party hosting facility, which was opened in the first quarter of 2008. Of the increase in cost of revenue, $1.3 million resulted from increased depreciation, hosting and maintenance costs as a result of scaling and adding capacity to our hosting infrastructure, inclusive of the impact of opening our second third-party hosting facility. Additionally, $1.2 million of the increase resulted from increased personnel costs attributable to additional employees in our customer support and operations groups to support customer growth. We also experienced an increase of $328,000 in occupancy costs due to the increase in employees in our customer support and operations group and from opening a second sales and support office. Additionally, $253,000 of the increase related to increased credit card processing fees due to a higher volume of billing transactions. We expect cost of revenue to increase in absolute dollars and remain substantially consistent as a percentage of revenue as we scale our operations in anticipation of customer growth.
Research and Development Expenses. Research and development expenses for the three months ended September 30, 2008 were $3.9 million, an increase of $1.4 million, or 55%, over research and development expenses of $2.5 million for the three months ended September 30, 2007. As a percentage of revenue, research and development expenses were 17% and 19% for the three months ended September 30, 2008 and 2007, respectively. The increase in absolute dollars was primarily due to additional personnel related costs of $841,000 because we increased the number of research and development employees to further enhance our products. Additionally, $224,000 of the increase resulted from increased consulting expenses. We expect research and development expenses to increase in absolute dollars, but decrease as a percentage of revenue over time.
Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2008 were $10.8 million, an increase of $4.1 million, or 60%, over sales and marketing expenses of $6.7 million for the three months ended September 30, 2007. As a percentage of revenue, sales and marketing expenses were 47% and 50% for the three months ended September 30, 2008 and 2007, respectively. The increase in absolute dollars was primarily due to increased advertising and promotional expenditures of $2.3 million due to continued expansion of our multi-channel marketing strategy and the rollout of a national radio advertising campaign. Additionally, personnel related costs increased by $730,000 because we added employees to generate sales leads and accommodate the growth in sales leads. Partner referral fees also increased by $308,000 as the number of new customers generated from our channel partners increased. We expect sales and marketing expenses to increase in absolute dollars, but decrease as a percentage of revenue over time.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2008 were $2.6 million, an increase of $1 million, or 60%, over general and administrative expenses of $1.6 million for the three months ended September 30, 2007. As a percentage of revenue, general and administrative expenses were 11% and 12% for the three months ended September 30, 2008 and 2007, respectively. The increase in absolute dollars was primarily due to additional personnel related costs of $624,000 because we increased the number of general and administrative employees to support our overall growth, and because our stock-based compensation expense increased due to additional option grants. We also incurred increased insurance and professional fees of $363,000 to support the reporting and regulatory requirements of being a public company, which was partially offset by a decrease in other tax expense. We expect that our general and administrative expenses will increase in absolute dollars, but remain substantially consistent as a percentage of revenue over time.
Interest and Other Income (Expense), Net. Interest and other income (expense), net for the three months ended September 30, 2008 was $614,000, an increase of $1.5 million from interest and other income (expense), net of ($910,000) for the three months ended September 30, 2007. The increase was primarily due to a $475,000 increase in interest income from investments in marketable securities and cash equivalents primarily due to an increase in the balance of investments and cash equivalents as a result of the proceeds we received in our public offerings, which were completed in the fourth quarter of 2007 and the second quarter of 2008. Additionally, in 2007, we accounted for an outstanding redeemable convertible preferred stock warrant as a liability held at fair market with changes in value recorded as other expense. For the three months ended September 30, 2007, we recorded a charge of $972,000 relating to this warrant. As a result of the exercise of the warrant in the fourth quarter of 2007, we no longer record warrant related charges. We expect interest income to decrease substantially in the final quarter of 2008 due to lower interest yields resulting from our decision to move our cash equivalents to a more conservative investment option and general market conditions. We will continue to monitor financial markets and expect that as market conditions stabilize we may return to investments that generate higher yields.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Revenue. Revenue for the nine months ended September 30, 2008 was $61.8 million, an increase of $27.2 million, or 78%, over revenue of $34.6 million for the nine months ended September 30, 2007. The increase in revenue resulted primarily from the costs associated with a 71% increase in the number of average monthly email marketing customers and an increase in average revenue per email marketing customer. Average monthly email marketing customers increased to 196,562 in the nine months ended September 30, 2008 from 114,960 in the nine months ended September 30, 2007, while average revenue per email marketing customer in the nine months ended September 30, 2008 increased to $34.93 from $33.47 in the nine months ended September 30, 2007.
Cost of Revenue. Cost of revenue for the nine months ended September 30, 2008 was $17.0 million, an increase of $7.7 million, or 83%, over cost of revenue of $9.3 million for the nine months ended September 30, 2007. As a percentage of revenue, cost of revenue was 27% for both the nine months ended September 30, 2008 and the nine months ended September 30, 2007. The increase in absolute dollars resulted primarily from a 71% increase in the number of average monthly email marketing customers and from the impact of opening a second third-party hosting facility in the first quarter of 2008. Of the increase in cost of revenue, $3.2 million resulted from increased personnel costs attributable to additional employees in our customer support and operations groups to support customer growth and $3.1 million resulted from increased depreciation, hosting and maintenance costs as a result of scaling and adding capacity to our hosting infrastructure, inclusive of the impact of opening our second third-party hosting facility. We also experienced an increase of $797,000 in occupancy costs due to the increase in employees in our customer support and operations group and from opening a second sales and support office. Additionally, $700,000 of the increase related to increased credit card processing fees due to a higher volume of billing transactions.
Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2008 were $11.0 million, an increase of $3.5 million, or 46%, over research and development expenses of $7.5 million for the nine months ended September 30, 2007. As a percentage of revenue, research and development expenses were 18% and 22% for the nine months ended September 30, 2008 and 2007, respectively. The increase in absolute dollars was primarily due to additional personnel related costs of $2.6 million because we increased the number of research and development employees to further enhance our products.
Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2008 were $29.7 million, an increase of $10.2 million, or 52%, over sales and marketing expenses of $19.5 million for the nine months ended September 30, 2007. As a percentage of revenue, sales and marketing expenses were 48% and 56% for the nine months ended September 30, 2008 and 2007, respectively. The increase in absolute dollars was primarily due to increased advertising and promotional expenditures of $5.5 million due to continued expansion of our multi-channel marketing strategy. Additionally, personnel related costs increased by $2.3 million because we added employees to generate sales leads and to accommodate the growth in sales leads. In addition, partner referral fees increased by $778,000 as the number of new customers generated from our channel partners increased.
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2008 were $6.9 million, an increase of $2.9 million, or 74%, over general and administrative expenses of $4.0 million for the nine months ended September 30, 2007. As a percentage of revenue, general and administrative expenses were 11% for both the nine months ended September 30, 2008 and 2007. The increase in absolute dollars was primarily due to additional personnel related costs of $1.7 million because we increased the number of general and administrative employees to support our overall growth, and because our stock-based compensation expense increased due to additional option grants. We also incurred increased insurance and professional fees of $1.4 million to support the reporting and regulatory requirements of being a public company, which was partially offset by a decrease in other tax expense.
Interest and Other Income (Expense), Net. Interest and other income (expense), net for the nine months ended September 30, 2008 was $2.3 million, an increase of $3.8 million from interest and other income (expense), net of

($1.5) million for the nine months ended September 30, 2007. The increase was primarily due to a $1.9 million increase in interest income from investments in marketable securities and cash equivalents primarily due to an increase in the balance of investments and cash equivalents as a result of the proceeds we received in our public offerings, which were completed in the fourth quarter of 2007 and the second quarter of 2008. Additionally in 2007, we accounted for an outstanding redeemable convertible preferred stock warrant as a liability held at fair market with changes in value recorded as other expense. For the nine months ended September 30, 2007, we recorded a charge of $1.8 million relating to this warrant. As a result of the exercise of the warrant in the fourth quarter of 2007, we no longer record warrant related charges.
Liquidity and Capital Resources
At September 30, 2008, our principal sources of liquidity were cash and cash equivalents of $106 million.
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
Cash Provided By Operating Activities
Net cash provided by operating activities was $10.8 million for the nine months ended September 30, 2008 as compared to $1.7 million for the nine months ended September 30, 2007. Net cash provided by operating activities for the nine months ended September 30, 2008 consisted primarily of the contribution from working capital accounts of $5.4 million and non-cash charges of $5.8 million. The contribution from working capital accounts was primarily due to an increase in deferred revenue of $3.7 million and an increase in accounts payable and accrued expenses of $2.8 million partially offset by an increase in prepaid expenses and other current assets of $1.2 million. The non-cash charges consisted primarily of depreciation and amortization of $3.9 million and stock-based compensation expense of $2.0 million. Net cash provided by operating activities for the nine months ended September 30, 2007 consisted of the contribution from working capital accounts of $4.7 million and non-cash charges of $3.9 million partially offset by the net loss of $7.2 million. The contribution from working capital accounts was due to an increase in deferred revenue of $3.7 million and an increase in accounts payable and accrued expenses of $1.8 million, partially offset by an increase in prepaid expenses and other current assets of $783,000. The non-cash charges consisted primarily of depreciation and amortization of $1.9 million, the change in fair value of the redeemable convertible preferred stock warrant of $1.8 million, and stock based compensation expense of $373,000.
Cash Used in Investing Activities
Net cash used in investing activities was $6.5 million for the nine months ended September 30, 2008 compared to $5.0 million for the nine months ended September 30, 2007. Net cash used in investing activities during the nine months ended September 30, 2008 consisted primarily of cash paid for the acquisition of property and equipment of $11.0 million partially offset by cash received from the maturities of marketable securities of $4.5 million. Property and equipment acquisitions consisted of hardware and software to support our product infrastructure, primarily in our second hosting facility that we opened in the first quarter of 2008, as well as computer equipment for our employees, equipment and leasehold improvements primarily related to additional office space and capitalization of certain software development costs. Net cash used in investing activities during the nine months ended September 30, 2007 consisted primarily of cash paid to purchase property and equipment of $2.9 million and net cash paid to purchase marketable securities of $2.0 million.

Cash Provided by Financing Activities
Net cash provided by financing activities was $4.4 million for the nine months ended September 30, 2008 primarily due to net proceeds of $4.0 million from our secondary public offering of common stock completed in April 2008. Additionally we received proceeds of $229,000 from stock issued in conjunction with our employee stock purchase plan and proceeds of $211,000 from the issuance of our common stock pursuant to the exercise of stock options. Net cash provided by financing activities was $901,000 for the nine months ended September 30, 2007. Proceeds from additional borrowings under the term loan facility of $2.8 million and proceeds from the exercise of stock options and warrants of $214,000 were partially offset by payments of issuance costs of $1.3 million for our contemplated initial public offering of common stock and repayment of outstanding borrowings of $772,000. We initially capitalized the issuance costs for our initial public offering and, as of September 30, 2007, these amounts were included in prepaid expenses and other current assets.
Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due In
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)
Operating lease obligations	$13,366	$2,662	$3,871	$1,725	$5,108
Contractual commitments	8,713	2,662	3,211	2,647	193
Marketing commitments	6,497	6,497	—	—	—

Total	$28,576	$11,821	$7,082	$4,372	$5,301

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
We opened a second third-party hosting facility in the first quarter of 2008 to provide additional redundancy and increased scaleability for our product infrastructure. We made capital expenditures in 2007 and through September 30, 2008 to build out this facility. We opened a second sales and support office in temporary space in July 2008 and have entered into a ten year lease agreement for permanent space which we expect to occupy in 2009. We made capital expenditures in the first nine months of 2008 to outfit the temporary space and anticipate making additional capital expenditures during the remainder of 2008 and 2009 associated with the build-out and outfitting of the permanent space. Additionally, we anticipate continuing investments in property and equipment to support the anticipated growth in our business. We believe that our current cash, cash equivalents and marketable securities and operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may need to raise additional funds through public or private financings or borrowings to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders or we may be subject to covenants that restrict how we conduct our business. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.
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
Recent Accounting Pronouncements
On February 12, 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company is currently assessing the impact of the adoption of SFAS 157 for non-financial assets and liabilities on its financial statements.
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
Interest Rate Sensitivity. Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our marketable securities, which are primarily short-term investment grade and government securities, we believe that there is no material risk of loss of principal due to fluctuations in interest rate.
Item 4T. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
If economic conditions negatively affect the small business sector, our customers may become unwilling or unable to maintain accounts with us, which could cause our revenue to decline and impair our ability to operate profitably.
Our email marketing and survey products are designed specifically for small organizations, including small businesses, associations and non-profits, that frequently have limited budgets and are more likely to be significantly affected by economic downturns than their larger, more established counterparts. Small organizations may choose to spend the limited funds that they have on items other than our products and may experience higher failure rates. Moreover, if small organizations experience economic hardship, they may be unwilling or unable to expend resources on marketing, which would negatively affect the overall demand for our products and could cause our revenue to decline. In addition, we have limited experience operating our business during an economic downturn. Accordingly, we do not know if our current business model will respond effectively to the challenges we may confront during an economic downturn, including a potentially severe and prolonged recession.
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
If we fail to maintain compliance with the data protection policy documentation standards adopted by the major credit card issuers and applicable to our business, we could be subject to fines and penalties and we could lose our ability to offer our customers a credit card payment option. Any loss of our ability to offer our customers a credit card payment option would make our products less attractive to many small organizations by negatively impacting our customer experience and significantly increasing our administrative costs related to customer payment processing.
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
Many of the internet protocol addresses associated with our email marketing product are owned and controlled by Internap Network Services Corporation, which operates one of our third party hosting facilities. We are currently migrating to internet protocol addresses owned and controlled solely by us. If we experience difficulties with this migration, our deliverability rates could suffer and it could undermine the effectiveness of our customers’ email marketing campaigns. This, in turn, could harm our business and financial performance.
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
Our disaster recovery system located at both our headquarters in Waltham, Massachusetts and the Internap facility does not provide real time backup, has not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage. In the event of a disaster in which either facility is irreparably damaged or destroyed, we would experience interruptions in access to our products. Moreover, our headquarters, the Internap facility and the Sentinel facility are located several miles from each other and may be equally affected by any regional disaster. Any or all of these events could cause our customers to lose access to our products.
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
We have incurred net losses in the past and we expect to incur net losses in the future. As of September 30, 2008, our accumulated deficit was $43.2 million. Our recent net losses were $399,000 for the three months ended September 30, 2008, $450,000 for the nine months ended September 30, 2008, $8.3 million for the year ended December 31, 2007 and $7.8 million for the year ended December 31, 2006. Our net losses increased in 2007 as compared to 2006 because we increased our sales and marketing expense to promote the Constant Contact brand and encourage new customers to try our products. The quarter ended March 31, 2008 is the only quarter in which we generated a profit. There is no guarantee we will be profitable in the future. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be profitable in any future period. Our recent revenue growth may not be indicative of our future performance. In future periods, we may not have any revenue growth, or our revenue could decline.
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
As of December 31, 2007, we had net operating loss carryforwards of $38 million for U.S. federal tax purposes and $25 million for state tax purposes. These loss carryforwards expire between 2008 and 2027. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. While we do not believe that our secondary public offering completed in April 2008, our initial public offering or our prior financings have resulted in ownership changes that would limit our ability to utilize net operating loss carryforwards, any subsequent ownership changes could result in such a limitation. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could have a negative effect on our financial results.
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
Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:
•	our ability to retain existing customers, attract new customers and satisfy our customers’ requirements;

•	changes in our pricing policies;

•	our ability to expand our business;

•	the effectiveness of our personnel;

•	new product and service introductions by us or our competitors;

•	technical difficulties or interruptions in our services;

•	general economic conditions, including a severe and prolonged recession;

•	the timing of additional investments in our hardware and software systems;

•	regulatory compliance costs;

•	costs associated with future acquisitions of technologies and businesses; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.
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
We have, from time to time, evaluated acquisition opportunities and may pursue acquisition opportunities in the future. We have not made any material acquisitions to date and, therefore, our ability as an organization to make and integrate significant acquisitions is unproven. Moreover, acquisitions involve numerous risks, including:
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
In addition, any acquisition we complete may not ultimately strengthen our competitive position or achieve our goals, or such an acquisition may be viewed negatively by our customers, stockholders or the financial markets.
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
As of November 6, 2008, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 18% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other investors to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 9, 2007, we completed our initial public offering, in which 7,705,000 shares of common stock were sold at a price to the public of $16.00 per share. We sold 6,199,845 shares of our common stock in the offering and the selling stockholders sold 1,505,155 of the shares of common stock in the offering. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-144381), which was declared effective by the SEC on October 2, 2007. The offering commenced as of October 3, 2007 and did not terminate before all of the securities registered in the registration statement were sold. CIBC World Markets Corp., Thomas Weisel Partners LLC, William Blair & Company, L.L.C., Cowen and Company, LLC and Needham & Company, LLC acted as representatives of the underwriters. We raised approximately $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering costs were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. From the effective date of the registration statement through September 30, 2008, we used $2.6 million of the net proceeds to repay our outstanding principal and interest under our term loan facility with Silicon Valley Bank. We intend to use the remaining net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. Pending these uses, we have invested the funds in a registered money market account and in short-term investment grade and U.S. government securities. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

CONSTANT CONTACT, INC.

Date: November 7, 2008	By:	/s/ Gail F. Goodman Gail F. Goodman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	By:	/s/ Steven R. Wasserman Steven R. Wasserman
Vice President, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description
10.1*	First Amendment to Lease dated as of October 8, 2008 by and between McWhinney 409CC LLC and Constant Contact, Inc.*

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

+	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.