Form 10-K
period 2008-12-31
Constant Contact, Inc.
filed 2009-03-12
CIK 1405277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Market on June 30, 2008 was $399,646,918.

As of March 10, 2009, the registrant had 28,198,465 shares of Common Stock, $0.01 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for the 2009 annual stockholders’ meeting to be held on June 2, 2009 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

CONSTANT CONTACT, INC.

Forward-Looking Statements

Matters discussed in this Annual Report on Form 10-K relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, market opportunity, plans and objectives, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, “objectives”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future events or future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A — “Risk Factors” and those included elsewhere in this Annual Report on Form 10-K and in our other public filings with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections, judgments and beliefs upon which we base our expectations included in this Annual Report on Form 10-K, other periodic reports or otherwise are made only as of the date made and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

References in this Annual Report on Form 10-K to “Constant Contact”, the “Company”, “we” or “us” means Constant Contact, Inc. and its wholly-owned subsidiary, Constant Contact Securities Corporation.

PART I

ITEM 1.	BUSINESS

Overview

Constant Contact is a leading provider of on-demand email marketing and online survey solutions for small organizations, including small businesses, associations and non-profits. Our customers use our email marketing product to more effectively and efficiently create, send and track professional and affordable permission-based email marketing campaigns. With these campaigns, our customers can build stronger relationships with their customers, clients and members, increase sales and expand membership. Our email marketing product incorporates a wide range of customizable templates to assist in campaign creation, user-friendly tools to import and manage contact lists and intuitive reporting to track campaign effectiveness. As of December 31, 2008, we had 253,421 email marketing customers. We also offer an online survey product that complements our email marketing product and enables our customers to easily create and send surveys and effectively analyze responses. As of December 31, 2008, we had 17,488 survey customers, substantially all of which were also email marketing customers. We are committed to providing our customers with a high level of support complemented by educational tools and best practices, which we deliver via phone, chat, email and our website.

We provide our products on an on-demand basis through a web browser. This model enables us to deploy and maintain a secure and scalable application that is easy for our customers to implement at compelling prices. Our email marketing customers pay a monthly subscription fee that generally ranges between $15 per month and $150 per month based on the size of their contact lists and, in some cases, volume of mailings. Our survey customers pay a flat monthly fee of $15 that enables them to receive and track a maximum of 5,000 survey responses per month. We offer discounts for multiple product purchases and prepayments and to non-profits. For the year ended December 31, 2008, the average monthly amount that we charged a customer for our email marketing solution alone was approximately $33.00. In addition, in 2008, our average monthly total revenue per email marketing customer, including all sources of revenue, was $35.01. We believe that the simplicity of on-demand deployment combined with our affordable subscription fees and functionality facilitate adoption of our products by our target customers.

Our email marketing customer base has grown steadily from approximately 25,000 at the end of 2004 to over 253,000 as of December 31, 2008. Our customers include all types of small organizations including retailers, restaurants, day spas, law firms, consultants, non-profits, religious organizations, alumni associations and other small businesses and organizations. Customers in more than 120 countries and territories currently use our email marketing product. We estimate that approximately two-thirds of our customers have fewer than ten employees and, in the year ended December 31, 2008, our top 100 email marketing customers accounted for approximately 1% of our total email marketing revenue. Our customers have displayed a high degree of loyalty. From January 2005 through December 2008, at least 97.4% of our customers in a given month have continued to subscribe to our email marketing product in the following month.

We market our products and acquire our customers through a variety of sources including online advertising, channel partnerships, national radio advertising, regional initiatives, referrals, print advertising and general brand awareness. Our online advertising includes search engine marketing, including pay-per-click advertising, and advertising on online networks and other websites, including banner advertising. Our channel partnerships are contractual relationships with over 3,500 active partners, which include national small business service providers such as Network Solutions, LLC, American Express Company and Intuit Inc., as well as local small business service providers such as web developers and marketing agencies, who refer customers to us through links on their websites and outbound promotions to their customers. Our national radio advertising initiative, which we launched in September 2008, is designed to raise awareness of the benefits of email marketing and our brand. Our regional initiatives include local seminars and local advertising, including print and online. Referral customers come from word-of-mouth from our customer base and the inclusion of a link to our website in the footer of the more than 1.3 billion emails currently sent by our customers each month. Finally, we believe our general brand awareness, press and thought leadership initiatives and visibility drive prospects to us. During 2008, we estimate that approximately 22% of our new email marketing customers were generated from prospects that clicked on our pay-per-click or banner advertisements and approximately 15% of our new email marketing customers were generated through our channel partners. We believe the remaining 63% came from the combination of regional initiatives, radio advertising, referrals and general brand awareness.

We were incorporated in Massachusetts in August 1995 under the name Roving Software Incorporated. We reincorporated in Delaware in July 2000 and changed our name to Constant Contact, Inc. in December 2006. Our on-demand email marketing product was first offered commercially in 2000.

Our principal executive offices are located at 1601 Trapelo Road, Suite 329, Waltham, Massachusetts 02451. Our telephone number is (781) 472-8100. Our website address is www.constantcontact.com. We are not including the information contained on our website or any information that may be accessed by links on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Through a link on the Investors Relations section of our website, we make available our filings with the Securities and Exchange Commission, or SEC, after they are electronically filed with or furnished to the SEC. All such filings are available free of charge. These filings are also available, free of charge, at www.sec.gov.

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

Constant Contact Market Opportunity

We believe email marketing is an excellent fit for small organizations. Small businesses and non-profits tend to rely heavily on repeat sales and referrals to grow their businesses and expand their membership bases, and we believe email marketing is a cost effective way to reach these audiences.

Small organizations also represent a large market opportunity. The U.S. Small Business Administration estimated that there were 27.2 million small businesses in the United States in 2007. In 2006, the National Center of Charitable Statistics estimated that there were approximately 1.5 million non-profits in the United States. Other small organizations that use email marketing include online auction sellers, independent musicians, community organizations, school districts, parent/teacher associations and sports leagues. Based on these estimates, we believe our email marketing product could potentially address the needs of more than 28 million small organizations domestically. We believe that all small organizations could benefit by communicating regularly with their constituents and, further, that email marketing with our product is an effective and affordable method to facilitate this type of communication. As of December 31, 2008, we had customers in at least 893 of the 1,005 4-digit standard industrial classification, or SIC, codes, which is a method the U.S. government uses to classify industries in the United States.

At the same time, small organizations have generally been slower than larger organizations to adopt email marketing as part of their marketing mix. We believe they face unique challenges when adopting email marketing including:

•	Unfamiliar with Email Marketing. Many small organizations are not familiar with the benefits of email marketing and do not understand how to effectively build a permission-based contact list, develop an effective email marketing campaign and measure its effectiveness.

•	Lack of Technical Expertise. Small organizations often do not have the technical expertise to implement email marketing software or to design and execute effective email marketing campaigns.

•	Limited Budgets. Small organizations typically have small marketing budgets. They generally cannot afford to hire in-house staff or engage an outside marketing agency to develop, execute and evaluate an email marketing campaign, particularly during times of economic distress.

We also believe most existing alternatives for email marketing are poorly suited to meet the needs of small organizations. Some of these existing alternatives include:

•	General Email Applications. General email applications and services such as Microsoft Outlook®, Google Gmail®, America Online® and Microsoft Hotmail® are generally designed for one-to-one emails. They do not easily incorporate the formatting, graphics, and links necessary to produce professional-looking email marketing campaigns. They also limit the number of recipients per email and do not have the reporting capabilities to allow users to evaluate the effectiveness of their email marketing campaigns. Finally, they do not provide regulatory compliance tools to assist the sender in complying with anti-spam requirements.

•	Enterprise Service Providers. Enterprise service providers, such as Epsilon Data Management LLC (a subsidiary of Alliance Data Systems Corporation), ExactTarget, Inc., Responsys Inc. and Silverpop Systems Inc. focus on large organizations with sizeable marketing budgets. These providers offer sophisticated, Internet-based marketing services and tools with professional and customized execution and reporting at a price and scale that is generally beyond the scope of most small organizations.

As a result, we believe there is an opportunity for an email marketing solution tailored to the needs of small organizations. These users seek an affordable, easy-to-use email marketing solution with a professional appearance and reliable performance.

Our Solution

We provide small organizations with a convenient, affordable and effective way to communicate with their constituents via email. Our email marketing product delivers the following benefits to small organizations:

•	Easy. We enable customers to easily create great looking email marketing campaigns without prior expertise in marketing, graphic design or Hyper Text Markup Language, or HTML. Our product includes over 375 customizable templates intelligently organized to streamline creation of a professional-looking message. We also provide customers with tools that make it easy for them to import, build and manage contact lists and to monitor delivery and response. We further enhance our product with free customer support and daily webinars covering topics ranging from a general product tour to email marketing best practices.

•	Fast. Because our product is accessed through the web, customers only need access to a computer and the Internet to begin using it to create and send their first email campaign. A customer can typically create and send their first campaign in less than one hour. Once a customer has loaded their contact list, created and sent their first campaign, our product becomes even faster to use as this information is stored and can be easily accessed for future use.

•	Affordable. We offer our email marketing product on a subscription basis, eliminating the up-front license fee associated with traditional software. Instead, we encourage potential customers to try our product without charge for a 60-day period. After the free trial, customers can use our product for a subscription fee of as low as $15 per month with the amount of the fee increasing based on the number of unique contacts or email addresses in a customer’s contact list. We provide discounted pricing for prepayments, non-profits and multiple product purchases. For the year ended December 31, 2008, the average monthly amount that we charged a customer for our email marketing solution alone was approximately $33.00.

•	Effective. Our product provides our customers with an effective way to reach their customers, clients and members. According to data measured by ReturnPath, Inc., approximately 98% of our customers’ emails were delivered past any spam filters or controls to their target email inboxes in the United States during 2008. We have made significant investments in systems and processes to reduce the number of our customers’ emails that are blocked as possible spam. In addition, to help ensure that customers’ emails are delivered, we have developed relationships with leading Internet Service Providers, or ISPs.

•	Measurable. Our email marketing campaign reports provide customers with information and data regarding each campaign. In addition to receiving aggregate data on email receipt, open rates and click-through rates per campaign, our customers can identify on an individual basis which contacts received and opened an email and which links in the email they clicked on. We also provide comparable metrics for our overall customer base. This feedback permits customers to alter the content or timing of their campaigns to capitalize on aspects of prior campaigns that were positively received by their constituents.

Business Strengths

We believe that the following business strengths differentiate us from competitors and are key to our success:

•	Focus on Small Organizations. We have maintained a consistent and exclusive focus on small organizations, which has enabled us to design a full customer experience tuned to their unique needs. Through the website experience, product usability, affordable price point and personal touch of our communications consultants and customer support representatives, we work to ensure that small organizations feel that we are committed to their success.

•	Efficient Customer Acquisition Model. We believe that we have developed an efficient customer acquisition model that generates an attractive return on our sales and marketing expenditures. We utilize a variety of marketing channels to acquire new customers including online advertising, partner relationships, radio advertising, online and in-person seminars and brand awareness. In 2008, our cost of email marketing customer acquisition, which we define as our total annual sales and marketing expense divided by the gross number of email marketing customers added during the year, was approximately $304 per email marketing customer. For 2008, our average monthly total revenue per email marketing customer, including all sources of revenue, was $35.01, implying payback on a revenue basis in less than one year.

•	High Degree of Recurring Revenue. We benefit from a high level of customer loyalty. From January 2005 through December 2008, at least 97.4% of customers in a given month have continued to subscribe to our email marketing product in the following month. We believe this represents a high level of customer retention, particularly given the transient nature of many small organizations. These customers provide us with a significant base of recurring revenue and generate new customer referrals.

•	Consistent Commitment to Customer Service. We seek to provide our customers with a high level of customer support in order to encourage trials and ongoing usage of our product. We conduct online webinars and in-person events to educate potential customers about the benefits of email marketing. In addition, our communications consultants seek to contact all new U.S. and Canadian based trial customers to help them launch an initial campaign and address any questions or concerns. In 2008, we won the Stevie® Award for “Best Customer Service Team” for The 2008 American Business Awards. As a result, we believe we have a highly satisfied customer base.

•	Software-as-a-Service Delivery. We provide our product on an on-demand basis, meaning that our customers can access and use our product through a standard web browser. This enables our customers to rapidly begin using our product with few up-front costs and limited technical expertise. It also enables us to serve additional customers with little incremental expense and to deploy new applications and upgrades quickly and efficiently to our existing customers.

Our Products and Services

Email Marketing

Our email marketing product allows customers to easily create, send and track professional-looking email campaigns. Our product provides customers with the following features:

•	Campaign Creation Wizard. This comprehensive, easy-to-use interface enables our customers to create and edit email campaigns. Through intuitive controls, customers can readily change colors, fonts, borders and backgrounds and insert images and logos to help ensure that their emails appear polished and professional. The wizard operates on a “what-you-see-is-what-you-get” basis whereby a customer can move paragraphs and blocks of content within the draft email quickly and view the message from the perspective of intended recipients.

•	Professionally Developed Templates. These pre-designed email message forms help customers quickly create attractive and professional campaigns. Over 375 templates provide ideas about the kinds of emails customers can send, including newsletters, event invitations, business letters, promotions and announcements, and demonstrate, through the use of color and format, the creativity and professionalism of a potential campaign. Our advanced editing functionality enables customers to easily modify the templates. We also provide templates designed to appeal to specific vertical markets. For example, we offer a restaurant template that includes a pre-formatted menu section and a retail template designed to promote men’s apparel.

•	Contact List Management. These tools help customers build and manage their email contact lists. Our contact list building tools include file and spreadsheet import functionality as well as software plug-ins to import contact lists maintained in Microsoft’s Outlook® and Outlook Express® and Intuit’s QuickBooks®. We also provide HTML programming code for a “Join My Mailing List” box that can be included on the customer’s web site and used to gather new contacts. Our list management tools enable a customer to target or segment contacts for all or specific campaigns and monitor email addresses to which previous campaigns could not be delivered. In addition to their constituents’ names and email addresses, several additional customizable fields are available for the purposes of personalizing email messages. Unsubscribe requests are automatically processed to help ensure ongoing compliance with government regulations and email marketing best practices.

•	Email Tracking and Reporting. These features enable our customers to review and analyze the overall effectiveness of a campaign by tracking and reporting aggregate information including how many emails were delivered, how many were opened, and which links were clicked on. These features also enable our customers to identify on an individual basis which contacts received an email, opened an email and clicked on particular links within the message.

•	Email Delivery Management. These tools are incorporated throughout our product and are designed to maintain our high deliverability rates. Some of these tools are readily apparent to our customers, such as in-depth delivery tracking. Others are delivered through back-office processes, such as a spam content check and address validation. To further improve the percentage of emails delivered, we work closely with ISPs on spam prevention issues. We also include processes and verifications that greatly increase compliance with anti-spam standards.

•	Premium Image Hosting. We enable customers to store up to five images for free, view and edit these images and resize them as necessary for use in their email campaigns. For customers who elect to purchase our premium image hosting option, we offer them access to our stock image gallery with thousands of images to choose from and allow them to store up to approximately 1,200 personal images (25 megabytes). The premium image hosting option costs an additional $5.00 per month. By adding images to an email message, a customer can make the campaign more compelling and visually appealing.

•	Email Archive. We offer our customers the ability to create a hosted version of current and past email communications on our system and make them readily available to their constituents via a link on a customer’s website. The service, which is available for an additional $5.00 per month, extends the life of up to 100 email communications and provides our customers an ability to showcase to online visitors the extent and breadth of their communication efforts.

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

By incorporating a real-time and comprehensive reporting function, our survey product enables our customers to analyze overall survey results and specific answers submitted by individual respondents. Our survey product includes analytic features that enable our customers to segment results based on survey responses, easily edit filters for “slice and dice” analysis and view the results in intuitive, easy-to-understand graphical and detailed data formats. Results can be exported to a Microsoft Excel® file for additional analysis. Our customers can identify the respondents associated with filtered results and create a unique contact list of these respondents who can then be targeted with a specific message or follow-up email campaign. In addition, we offer an online polling feature that enables our customers to create online polls for use on their websites. Responses can be viewed immediately.

Customer Support

We provide free customer support to all customers. Our communication consultants seek to contact U.S. and Canadian based trial customers by phone to answer any questions and to help them launch their first campaign. Additional assistance is available via phone, chat or email. In the fourth quarter of 2008, our customer support employees answered approximately 2,000 calls per day with an average wait time of less than two minutes. Our phone and chat support teams are located both at our headquarters in Waltham, Massachusetts and at our sales and support call center in Loveland, Colorado. We outsource a portion of our email support to a third party based in Bangalore, India. We complement our customer support with free daily product tours offered via our website, an archive of frequently asked questions, or FAQs, and webinars that explain the benefits of email marketing and survey.

Our customer support group is responsible for enforcing our permission and prohibited content policies. We work closely with customers who have higher than average spam complaint rates or bounced emails, and with customers whose emails are flagged by our system as possibly including prohibited content or spam, to assist them in complying with our policies. If we cannot resolve outstanding concerns, we terminate our agreement with the customer.

As of December 31, 2008, we had 178 employees working in customer support.

Professional Services

Although the majority of our customers select the “do-it-yourself” approach, we also offer professional services to customers who would like their email campaigns and surveys prepared for them. Our service offerings range from a low-cost, getting started service to custom email and survey campaign creation.

Pricing

Every customer experience starts with a free 60-day trial. The only requirement for the free trial is that the trial customer must enter a valid email address that we verify before they can send an initial campaign. The trial is a fully-featured experience that is limited to 100 email contacts or 100 responses in the case of our survey product. All of our customer support resources are available during the free trial period. At the conclusion of the 60-day trial (or earlier if the customer’s contact list exceeds 100 contacts in the case of the email marketing product or there are in excess of 100 responses in the case of the survey product), we ask the customer to provide payment information in order to begin billing for continued use of our products.

Once the customer’s free trial experience has ended and the customer becomes a paying customer, we price our email marketing product based upon the number of unique email addresses in a customer’s account. Set forth below are the first several pricing tiers:

Number of Unique Email Addresses	Monthly Pricing

Up to 500	$15.00
501-2,500	$30.00
2,501-5,000	$50.00
5,001-10,000	$75.00
10,001-25,000	$150.00

Customers in these pricing tiers may send an unlimited number of emails per month. During 2008, approximately 80% of our email marketing customers were in our two lowest pricing tiers, $15.00 and $30.00 per month. We offer additional pricing tiers for large list customers. These large list customers are limited as to the number of emails they can send per month for a fixed monthly fee, with overage charges assessed on emails exceeding the monthly limit.

Our survey product is priced at a flat fee of $15 per month, subject to a maximum of 5,000 survey responses per month. We offer our premium image hosting services for $5.00 per month for customers with less than 350,000 unique email addresses and our email archive service for $5.00 per month. We offer discounted rates to non-profits and for customers who purchase both our email marketing and survey products and discounted pricing options for those customers that pay for six or twelve months in advance.

Customers

We have maintained a consistent and exclusive focus on small organizations. As of December 31, 2008, we served a large and diverse group of over 253,000 email marketing customers and over 17,000 survey customers, substantially all of which were also email marketing customers. This customer base is comprised of business-to-business users, business-to-consumer users and non-profits and associations. We serve a wide range of business-to-business customers including law firms, accountants, marketing and public relations firms, recruiters and independent consultants. They typically use our product to illustrate their subject matter knowledge by communicating their recent activities and to educate their audiences by sending informational newsletters and announcements about their company or industry. We also serve a diverse base of business-to-consumer customers including on- and off-line retailers, restaurants, realtors, travel and tourism businesses and day spas. These customers typically use our product to promote their offerings with the goal of generating regular, repeat business from their customers and prospects. Finally, we serve a variety of non-profits and associations, including religious organizations, charities, trade associations, alumni associations, and other non-profits. They typically use our product to maintain regular communications with their members and inform them about news and events pertaining to their groups, as well as to drive event attendance, volunteer participation and fundraising efforts.

We estimate that approximately two-thirds of our customers have fewer than ten employees. For the year ended December 31, 2008, the average monthly amount that we charged a customer for our email marketing product alone was approximately $33.00. In addition, in 2008, our average monthly total revenue per email marketing customer, including email marketing revenue, image hosting revenue, email archive revenue, survey revenue and professional services revenue, was $35.01. We have low customer concentration as our top 100 email marketing customers in 2008 accounted for approximately 1% of our total email marketing revenue.

We measure customer satisfaction on a monthly basis by surveying our customers. Based on these surveys, we believe that our overall customer satisfaction is strong. Another indication of our strong customer satisfaction is our low customer attrition rate.

Sales and Marketing

Our sales and marketing efforts are designed to attract potential customers to our website, to enroll them in a free trial, to convert them to paying customers and to retain them as ongoing paying customers. We believe there are significant opportunities to increase the number of customers who try our products through additional sales and marketing initiatives. We employ sophisticated strategies to acquire our customers by using a variety of sources including online advertising, channel partnerships, national radio advertising, regional initiatives, referrals and general brand awareness. We also invest in public relations and thought leadership in an effort to build our overall brand and visibility. We are constantly seeking and testing new methods to reach and convert more customers.

Customer Acquisition Sources

Online Advertising.  We advertise online through pay-per-click spending with search engines (including Google and Yahoo!) and banner advertising with online advertising networks and other websites likely to be frequented by small organizations. We are able to identify customers generated through these efforts because they click on our advertisements before visiting our site, and we measure effectiveness based on the number of customers acquired. Approximately 22% of our new email marketing customers in 2008 were generated from prospects who clicked on our pay-per-click or banner advertising.

Channel Partners.  We have contractual relationships with over 3,500 active online channel partners who refer customers to us through links on their websites and outbound promotions to their customers. These channel partners include national small business service providers with broad reach including Network Solutions, LLC, American Express Company and Intuit, Inc., smaller companies with narrow reach but high influence, such as web designers and marketing agencies, and large and small franchise organizations. Most of our channel partners either share a percentage of the cash received by us or receive a one-time referral fee. A website design and hosting company, Web.com Group, Inc., bundles our services and provides them directly to its customers. Web.com Group, Inc. pays us monthly royalties, which contributed less than one percent of our total revenue during 2008. Approximately 15% of our new email marketing customers in 2008 were generated from our channel partners.

Radio Advertising.  Our radio advertising is designed to build awareness of the Constant Contact brand and drive market awareness. In September 2008, we launched a national radio campaign on several major national radio networks that was designed to reach the majority of radio markets in the United States.

Print Advertising.  Our print advertising is comprised of advertisements in national publications such as Entrepreneur as well as local business publications in our geographically targeted metro regions. Our geographically targeted print advertising supports our local evangelism efforts.

Word-of-Mouth Referrals.  We frequently hear from new customers that they heard about us from a current customer. We also offer our paying customers a referral incentive consisting of a $30 credit for them and for the customer they referred. Even though we offer this incentive, the majority of referral customers do not use the incentive program.

Footer Click-Throughs.  New customers also come to us by clicking on the Constant Contact link included in the footer of more than 1.3 billion emails currently sent by our existing customers each month.

Sales Efforts

Communications Consultants.  We employed a team of 49 phone-based sales professionals as of December 31, 2008 who call U.S. and Canadian based trial customers to assist them in their initial use of our email marketing and survey products and encourage conversion to a paid subscription.

Local Evangelism.  As of December 31, 2008, we employed a team of 11 regional development directors who are focused on educating small organizations as to the benefits of email marketing in their local markets. These employees are located across the United States and typically provide free local seminars to chambers of commerce and other small business groups about email marketing, survey and related topics.

Distance Learning.  We offer free online webinars to prospects and customers on a wide variety of topics designed to educate them about the benefits of email marketing and survey, teach them how to be productive email marketers and guide them in the use of our products.

Other Marketing Initiatives

Press Relations and Thought Leadership.  We leverage our customer base as a survey panel to assess small business expectations around major press cycles such as Valentine’s Day, Mother’s Day and the December holiday season. We publish the results and seek to get print and radio coverage of our results. We also publish email marketing and survey best practices and advice through our Hints & Tips newsletters and a monthly column in Entrepreneur.com. These efforts enhance our brand awareness and industry leadership.

Website Marketing.  We continuously measure both website visitor-to-trial conversion and trial-to-paying conversion. We test messaging, graphics and layout alternatives in order to improve conversion from website visitor to trial customer and from trial customer to paying customer. We also seek to customize our website with vertical or usage-specific messaging whenever possible. We carefully analyze website and trial customer usage to understand and overcome barriers to conversion.

Vertical Marketing.  We specifically develop marketing programs and target public relations efforts at certain vertical markets that have demonstrated an affinity for our products. We adjust our target vertical markets based on our existing customer base, market opportunity and overall value to our business.

Community.  We maintain an online user community for both trial and paying customers with discussion boards, a resource center, member spotlights and other features. As of December 31, 2008, we had in excess of 18,000 members of the community.

In the years ended December 31, 2008, 2007 and 2006, we spent $42.9 million, $27.4 million and $18.6 million, respectively, on sales and marketing. Our cost of customer acquisition during the years ended December 31, 2008, 2007 and 2006 was approximately $304, $257 and $305, respectively, per email marketing customer, defined as our total annual sales and marketing expense divided by the gross number of email marketing customers added during the year.

Technology and Operations

Our on-demand products use a central application and a single software code base with unique accounts for each customer. As a result, we are able to spread the cost of providing our products across our entire customer base. In addition, because we have one central application, we believe we are able to scale our business to meet increases in demand for our products. Scalability is achieved through advanced use of application partitioning to allow for horizontal scaling across multiple sets of applications. This enables individual application subsystems to scale independently as required by volume and usage.

Our production system hardware and the disaster recovery hardware for our production system are each co-located in third-party hosting facilities located in Eastern Massachusetts. One facility is owned and operated by Sentinel Properties-Bedford, LLC and they provide services to us under an agreement that expires in December 2013. The second facility is owned and operated by Internap Network Services Corporation and they provide services to us under an agreement that expires in March 2011. Both facilities provide around-the-clock security personnel, video surveillance and access controls, and are serviced by onsite electrical generators, fire detection and suppression systems. Both facilities also have multiple Tier 1 interconnects to the Internet.

We own all of the hardware deployed in support of our platform. We continuously monitor the performance and availability of our products. We have a highly available, scalable infrastructure that utilizes load-balanced web server pools, redundant interconnected network switches and firewalls, replicated databases, and fault-tolerant storage devices. Production data is backed up on a daily basis and stored in multiple locations to ensure transactional integrity and restoration capability.

Changes to our production environment are tracked and managed through a formal maintenance request process. Production baseline changes are handled much the same as software product releases and are first tested on a quality system, then verified in a staging environment, and finally deployed to the production system.

Research and Development

We have made substantial investments in research and development, and expect to continue to do so as a part of our strategy to continually improve the ease of use and technological scalability of our existing products as well as to develop new offerings. As of December 31, 2008, we had 103 employees working in our engineering and product strategy organizations. Our product strategy organization, which directs our research and development efforts, includes market analysts, product managers, and website and user interface designers. This group also performs competitive and market analysis as well as systematic product usability testing. Our research and development expense totaled approximately $15.1 million for 2008, $10.3 million for 2007 and $6.2 million for 2006.

Competition

The market for email marketing vendors is fragmented, competitive and evolving. We believe the following are the principal competitive factors in the email marketing market:

•	product functionality, performance and reliability;

•	integrated solutions;

•	customer support and education;

•	email deliverability rates;

•	product scalability;

•	ease of use; and

•	cost.

The email marketing market is divided into two segments — vendors who are focused on the small to medium size business, or SMB, market and vendors who are focused on the enterprise market. We primarily compete with vendors focused on the SMB market. Some of the vendors who are focused on the SMB market include: Vertical Response, Inc., iContact Corporation, AWeber Systems, Inc., Protus, Inc. (Campaigner®), Emma, Inc., The Rocket Science Group LLC (MailChimptm) and Lyris Technologies, Inc. These vendors typically charge a low monthly entry fee or a low fee per number of emails sent.

Vendors that are focused on the enterprise market include Alterian Inc., ExactTarget, Inc., Responsys Inc., Silverpop Systems Inc., StrongMail Systems, Inc. and CheetahMail, Inc. (a subsidiary of Experian Group Limited). We believe enterprise email marketing vendors charge their customers significantly more per month than we do and provide a full-service model, which generally includes an account executive and creative team who often assist with content development. While we currently do not generally compete with vendors focusing on enterprise customers, we may face competition from them in the future.

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

In addition, these companies may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. These potential competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns. These competitors may have more extensive customer bases and broader customer relationships than we do that they could leverage to obtain a significant portion of the email marketing market. In addition, these competitors may have longer operating histories and greater name recognition than we do. Moreover, if one or more of our competitors were to merge or partner with another of our competitors or a new market entrant, the change in competitive landscape could adversely affect our ability to compete effectively.

Our survey product competes with similar offerings by Zoomerang (a division of Market Tools, Inc.) and Surveymonkey.com Corporation and with offerings from some of our email marketing competitors.

Government Regulation

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes requirements for commercial email and specifies penalties for commercial email that violates the Act. In addition, the CAN-SPAM Act gives consumers the right to require emailers to stop sending them commercial email.

The CAN-SPAM Act covers email sent for the primary purpose of advertising or promoting a commercial product, service, or Internet web site. The Federal Trade Commission, a federal consumer protection agency, is primarily responsible for enforcing the CAN-SPAM Act, and the Department of Justice, other federal agencies, State Attorneys General, and ISPs also have authority to enforce certain of its provisions.

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

The CAN-SPAM Act acknowledges that the Internet offers unique opportunities for the development and growth of frictionless commerce, and the CAN-SPAM Act was passed, in part, to enhance the likelihood that wanted commercial email messages would be received. We believe we are a leader in developing policies and practices affecting our industry and that our permission-based email marketing model and our anti-spam policy are compatible with current CAN-SPAM Act regulatory requirements. We are a founding member of the Email Sender and Provider Coalition, or ESPC, a cooperative industry organization founded to develop and implement industry-wide improvements in spam protection and solutions to prevent inadvertent blocking of legitimate commercial email. We maintain high standards that apply to all of our customers, including non-profits and political organizations, whether or not they are covered by the CAN-SPAM Act.

The CAN-SPAM Act preempts, or blocks, most state restrictions specific to email, except for rules against falsity or deception in commercial email, fraud and computer crime. The scope of these exceptions, however, is not settled, and some states have adopted email regulations that, if upheld, could impose liabilities and compliance burdens on us and on our customers in addition to those imposed by the CAN-SPAM Act.

Moreover, some foreign countries, including the countries of the European Union and Israel, have regulated the distribution of commercial email and the online collection and disclosure of personal information. Foreign governments may attempt to apply their laws extraterritorially or through treaties or other arrangements with U.S. governmental entities.

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

Our standard terms and conditions require our customers to comply with laws and regulations applicable to their email marketing campaigns and to implement any required regulatory safeguards. We take additional steps to facilitate our customers’ compliance with the CAN-SPAM Act, including the following:

•	new customers signing up for our services must agree that they will send email through our service only to persons who have given their permission;

•	when an email contact list is uploaded, the customer must certify that it has permission to email each of the addressees;

•	when an individual indicates that they want to be added to a mailing list, they may receive a confirmation email and may be required to confirm their intent to be added to the contact list, through a process called double opt-in;

•	we electronically inspect all of our customers’ email contact lists to check for spam traps, dictionary attack patterns and lists that fail to meet our permission standards; and

•	for customers with large email address lists, we conduct list review interviews to verify that the list is properly acquired and permission-based and that the proposed messages meet our content standards. Initial campaigns using such lists are conducted in stages, so that we can terminate the campaign early if the use of the list generates an unusually high number of complaints.

Intellectual Property

Our intellectual property rights are important to our business. We rely on a combination of copyright, trade secret, trademark, patent and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We have filed one pending patent application.

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

“Constant Contact®” is a registered trademark in the United States and in the European Union. We also hold trademarks and service marks identifying certain of our products or features of our products.

Employees

As of December 31, 2008, we employed a total of 456 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good.

Facilities

Our corporate headquarters, including our principal administrative, marketing, sales and support and research and development organizations, is located in Waltham, Massachusetts. We lease approximately 83,000 square feet in this facility under a lease agreement that expires in September, 2010. As of December 31, 2008, 389 of our employees were based in this facility. In Loveland, Colorado, we lease approximately 9,000 square feet of temporary office space pursuant to a lease that we currently expect to expire in April 2009. We use this facility for sales and support personnel and, as of December 31, 2008, 50 employees were based in this location. We also lease approximately 50,000 square feet of office space in Loveland, Colorado under a lease agreement that we currently expect will expire in April 2019. We expect to occupy approximately 25,000 square feet of the new facility in April 2009, at which time the lease at the temporary facility will terminate. We expect to occupy the remainder of the new facility in April 2010. The new facility will also be used for sales and support personnel. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

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

To succeed, we must continue to attract and retain a large number of customers on a cost-effective basis, many of whom have not previously used an email marketing service. We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website, national radio advertising and including a link to our website in substantially all of our customers’ emails. In addition, we are committed to providing our customers with a high level of support. As a result, we believe many of our new customers are referred to us by existing customers. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.

Current economic conditions may negatively affect the small business sector, which may cause our customers to terminate existing accounts with us or cause potential customers to fail to purchase our products, resulting in a decrease in our revenue and impairing our ability to operate profitably.

Our email marketing and survey products are designed specifically for small organizations, including small businesses, associations and non-profits that frequently have limited budgets and may be more likely to be significantly affected by economic downturns than their larger, more established counterparts. Small organizations may choose to spend the limited funds that they have on items other than our products and may experience higher failure rates. Moreover, if small organizations experience economic hardship, they may be unwilling or unable to expend resources on marketing, including email marketing, which would negatively affect the overall demand for our products, increase customer attrition and could cause our revenue to decline. In addition, we have limited experience operating our business during an economic downturn. Accordingly, we do not know if our current business model will continue to operate effectively during the current economic downturn. Furthermore, we are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business. There can be no assurance, therefore, that current economic conditions or worsening economic conditions, or a prolonged or recurring recession, will not have a significant adverse impact on our operating and financial results.

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

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our customers’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our email marketing product. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our business. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs.

Evolving regulations concerning data privacy may restrict our customers’ ability to solicit, collect, process and use data necessary to conduct email marketing campaigns or to send surveys and analyze the results or may increase their costs, which could harm our business.

Federal, state and foreign governments have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing or use of consumers’ personal information. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. Other proposed legislation could, if enacted, prohibit the use of certain technologies that track individuals’ activities on web pages or that record when individuals click through to an Internet address contained in an email message. Such laws and regulations could restrict our customers’ ability to collect and use email addresses, page viewing data, and personal information, which may reduce demand for our products. They may also negatively impact our ability to effectively market our products.

In the event we are unable to minimize the loss of our existing customers or to grow our customer base by adding new customers, our operating results will be adversely affected.

Our growth strategy requires us to minimize the loss of our existing customers and grow our customer base by adding new customers. Customers cancel their accounts for many reasons, including economic concerns, business failure or a perception that they do not use our product effectively, the service is a poor value and they can manage their email campaigns without our product. In some cases, we terminate an account because the customer fails to comply with our standard terms and conditions. We must continually add new customers to replace customers whose accounts are cancelled or terminated, which may involve significantly higher marketing expenditures than we currently anticipate. If too many of our customers cancel our service, or if we are unable to attract new customers in numbers sufficient to grow our business, our operating results would be adversely affected.

If the security of our customers’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, our reputation may be severely harmed, we may be exposed to liability and we may lose the ability to offer our customers a credit card payment option.

Our system stores our customers’ proprietary email distribution lists, credit card information and other critical data. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage our reputation. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states, including Massachusetts, have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers and fail to acquire new customers.

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

Our existing general liability insurance may not cover any, or only a portion of any potential claims to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would increase our operating losses and reduce our net worth and working capital.

As Internet commerce develops, federal, state and foreign governments may adopt new laws to regulate Internet commerce, which may negatively affect our business.

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

As we attempt to expand our customer base, our new customers may use our products differently than our existing customers. For example, a greater percentage of new customers may take advantage of the free trial period we offer but ultimately choose to use another form of marketing to reach their constituents. If our new customers are not as loyal as our existing customers, our attrition rate will increase and our customer referrals will decrease, which would have an adverse effect on our results of operations. In addition, as we seek to expand our customer base, we expect to increase our marketing spend in order to attract new customers, which will increase our operating costs. There can be no assurance that these marketing efforts will be successful.

The market in which we participate is competitive and, if we do not compete effectively, our operating results could be harmed.

The market for our products is competitive and rapidly changing, and the barriers to entry are relatively low. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, limit customer attrition and maintain our prices.

Our principal competitors include providers of email marketing products for small to medium size businesses such as Vertical Response, Inc., iContact Corporation, AWeber Systems, Inc., Protus, Inc. (Campaigner®), Emma, Inc., The Rocket Science Group LLC (MailChimptm) and Lyris Technologies, Inc., as well as the in-house information technology capabilities of prospective customers. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, there are a number of other vendors that are focused on providing email marketing products for larger organizations, including Alterian Inc., ExactTarget, Inc., Responsys Inc., Silverpop Systems Inc., StrongMail Systems, Inc. and CheetahMail, Inc. (a subsidiary of Experian Group Limited). While we do not compete currently with vendors serving larger customers, we may face future competition from these providers if they determine that our target market presents an opportunity for them. Finally, in the future, we may experience competition from Internet Service Providers, or ISPs, advertising and direct marketing agencies and other large established businesses, such as Microsoft

Corporation, Google Inc. or Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these ISPs or other businesses could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering. Our survey product competes with similar offerings by Zoomerang (a division of Market Tools, Inc.) and Surveymonkey.com Corporation and with offerings from some of our email marketing competitors.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our current and potential competitors may have more extensive customer bases and broader customer relationships than we have. In addition, these companies may have longer operating histories and greater name recognition than we have and may be able to bundle an email marketing product with other products that have gained widespread market acceptance. These competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. If we are unable to compete with such companies, the demand for our products could substantially decline.

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

Some of the internet protocol addresses associated with our email marketing product are owned and controlled by Internap Network Services Corporation, which operates one of our third-party hosting facilities. We are currently migrating to internet protocol addresses owned and controlled solely by us. If we experience difficulties with this migration, our deliverability rates could suffer and it could undermine the effectiveness of our customers’ email marketing campaigns. This, in turn, could harm our business and financial performance.

If we fail to promote and maintain our brand in a cost-effective manner, we may lose market share and our revenue may decrease.

We believe that developing and maintaining awareness of the Constant Contact brand in a cost-effective manner is critical to our goal of achieving widespread acceptance of our existing and future products and attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our industry increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and the effectiveness and affordability of our products for our target customer demographic. Historically, our efforts to build our brand have involved significant expense, and it is likely that our future marketing efforts will require us to incur additional significant expenses. Such brand promotion activities may not yield increased revenue and, even if they do, any revenue increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may lose our existing customers to our competitors or be unable to attract new customers, which would cause our revenue to decrease.

We depend on search engines to attract a significant percentage of our customers, and if those search engines change their listings or our relationship with them deteriorates or terminates, we may be unable to attract new customers, which would adversely affect our business and results of operations.

Many of our customers located our website by clicking through on search results displayed by search engines such as Google and Yahoo!. Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract a significant percentage of the customers we serve to our website. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer customers clicking through to our website, requiring us to resort to other costly resources to replace this traffic, which, in turn, could reduce our revenue and negatively impact our operating results, harming our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, or our revenue could decline and our business may suffer. The cost of purchased search listing advertising fluctuates and may increase as demand for these channels grows, and any such increases could have negative effects on our financial results.

The success of our business depends on the continued growth and acceptance of email as a communications tool, and the related expansion and reliability of the Internet infrastructure. If consumers do not continue to use email, demand for our email marketing products may decline.

The future success of our business depends on the continued and widespread adoption of email as a primary means of communication. Security problems such as “viruses,” “worms” and other malicious programs or reliability issues arising from outages and damage to the Internet infrastructure could create the perception that email is not a safe and reliable means of communication, which would discourage businesses and consumers from using email. Use of email by businesses and consumers also depends on the ability of ISPs to prevent unsolicited bulk email, or “spam,” from overwhelming consumers’ inboxes. In recent years, ISPs have developed new technologies to filter unwanted messages before they reach users’ inboxes. In response, spammers have employed more sophisticated techniques to reach consumers’ inboxes. Although companies in the anti-spam industry have started to address the techniques used by spammers, if security problems become widespread or frequent or if ISPs cannot effectively control spam, the use of email as a means of communication may decline as consumers find alternative ways to communicate. Any decrease in the use of email would reduce demand for our email marketing product and harm our business.

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

Some of our Internet protocol addresses currently are listed with one or more blacklisting entities and, in the future, our other Internet protocol addresses may also be listed with these and other blacklisting entities. There can be no guarantee that we will not continue to be blacklisted or that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our products and services and communicate with our customers and could undermine the effectiveness of our customers’ email marketing campaigns, all of which could have a material negative impact on our business and results of operations.

Any efforts we may make in the future to promote our services to market segments other than small organizations or to expand our product offerings beyond email marketing may not succeed.

To date, we have largely focused our business on providing our email marketing product for small organizations, but we may in the future seek to serve other market segments and expand our service offerings. In 2007, we introduced our survey product, which enables customers to create and send online surveys and analyze responses, and our add-on email archive service that enables our customers to archive their past email campaigns. Any efforts to expand beyond the small organization market or to introduce new products beyond our email marketing product, including our survey product, may not result in revenue growth, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business or product, which may harm our financial performance.

Our customers’ use of our products to transmit negative messages or website links to harmful applications could damage our reputation, and we may face liability for unauthorized, inaccurate or fraudulent information distributed via our products.

Our customers could use our email marketing product to transmit negative messages or website links to harmful applications, reproduce and distribute copyrighted material without permission, or report inaccurate or fraudulent data or information. Any such use of our products could damage our reputation and we could face claims for damages, copyright or trademark infringement, defamation, negligence or fraud. Moreover, our customers’ promotion of their products and services through our email marketing product may not comply with federal, state and foreign laws. We cannot predict whether our role in facilitating these activities would expose us to liability under these laws.

Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

Our existing general liability insurance may not cover any, or only a portion of any potential claims to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would increase our operating losses and reduce our net worth and working capital.

If we fail to enhance our existing products or develop new products, our products may become obsolete or less competitive and we could lose customers.

If we are unable to enhance our existing products or develop new products that keep pace with rapid technological developments and meet our customers’ needs, our business will be harmed. Creating and designing such enhancements and new products entail significant technical and business risks and require substantial expenditures and lead-time, and there is no guarantee that such enhancements and new products will be completed in a timely fashion. Nor is there any guarantee that any new product offerings will gain acceptance among our email marketing customers or by the broader market. For example, our existing email marketing customers may not view any new product as complementary to our email product offerings and therefore decide not to purchase such product. If we cannot enhance our existing services or develop new products or if we are not successful in selling such enhancements and new products to our customers, we could lose customers or have difficulty attracting new customers, which would adversely impact our financial performance.

Our relationships with our channel partners may be terminated or may not continue to be beneficial in generating new email marketing customers, which could adversely affect our ability to increase our customer base.

We maintain a network of active channel partners, which include national small business service providers such as Network Solutions, LLC, American Express Company and Intuit, Inc. as well as local small business service providers such as web developers and marketing agencies, who refer customers to us through links on their websites and outbound promotion to their customers. If we are unable to maintain our contractual relationships with existing channel partners or establish new contractual relationships with potential channel partners, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us. The number of customers we are able to add through these marketing relationships is dependent on the marketing efforts of our partners over which we exercise very little control, and a significant decrease in the number of gross customer additions generated through these relationships could adversely affect the size of our customer base and revenue.

Competition for employees in our industry is intense, and we may not be able to attract and retain the highly skilled employees whom we need to support our business.

Competition for highly skilled technical and marketing personnel is intense, and we continue to face difficulty identifying and hiring qualified personnel in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, particularly in high-technology industries, often consider the value of any equity they may receive in connection with their employment. As a result, any significant volatility in the price of our stock may adversely affect our ability to attract or retain highly skilled technical and marketing personnel.

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

Our anticipated growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our anticipated growth, we may not be able to successfully implement our business plan.

We are currently experiencing a period of rapid growth in our headcount and operations, which has placed, and will continue to place, to the extent that we are able to sustain such growth, a significant strain on our management and our administrative, operational and financial reporting infrastructure.

Our success will depend in part on the ability of our senior management to manage this expected growth effectively. To do so, we believe we will need to continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems, which will likely include installing a new billing system in 2009. The expected addition of new employees and the capital investments that we anticipate will be necessary to manage our anticipated growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our anticipated growth, we will be unable to execute our business plan.

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

The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract new customers and retain existing customers. Our production system hardware and the disaster recovery operations for our production system hardware are co-located in third-party hosting facilities. One facility is owned and operated by Sentinel Properties-Bedford, LLC and is located in Bedford, Massachusetts. The other facility is owned and operated by Internap Network Services Corporation and is located in Somerville, Massachusetts. Neither Sentinel nor Internap guarantees that our customers’ access to our products will be uninterrupted, error-free or secure. Our operations depend on Sentinel’s and Internap’s ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. In the event that our arrangement with Sentinel or Internap is terminated, or there is a lapse of service or damage to the Sentinel or Internap facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities. In addition, our customer support services, which are located at our headquarters in Waltham, Massachusetts and our sales and support office in Loveland, Colorado, would experience interruptions as a result of any disruption of electrical, phone or any other similar facility support services. Any interruptions or delays in access to our products or customer support, whether as a result of Sentinel, Internap, or other third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and our reputation. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to cancel their accounts, any of which could adversely affect our business, financial condition and results of operations.

Our production disaster recovery system is located at one of our third-party hosting facilities. Our corporate disaster recovery system is located at our headquarters in Waltham, Massachusetts. Neither system provides real time backup or has been tested under actual disaster conditions and neither may have sufficient capacity to recover all data and services in the event of an outage. In the event of a disaster in which our production system hardware and the disaster recovery operations for our production system hardware are irreparably damaged or destroyed, we would experience interruptions in access to our products. Moreover, our headquarters, our production system hardware and the disaster recovery operations for our production system hardware are all located within several miles of each other. As a result, any regional disaster could affect all three locations equally. Any or all of these events could cause our customers to lose access to our products.

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

As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. In addition, many of our agreements with our channel partners require us to indemnify them for third-party intellectual property infringement claims, which would increase the cost to us resulting from an adverse ruling on any such claim. Even if we have not infringed any third parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management time. Finally, if a third party successfully asserts a claim that our products infringe its proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all and we may be required to pay significant monetary damages to such third party.

Providing our products to customers outside the United States exposes us to risks inherent in international business.

Customers in more than 120 countries and territories currently use our email marketing product, and we expect to expand our international operations in the future. Accordingly, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. The risks and challenges associated with providing our products to customers outside the United States include:

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

We have incurred net losses in the past and we expect to incur net losses in the future. As of December 31, 2008, our accumulated deficit was $44.8 million. Our recent net losses were $2.1 million for the year ended December 31, 2008, $8.3 million for the year ended December 31, 2007 and $7.8 million for the year ended December 31, 2006. Our net losses increased in 2007 as compared to 2006 because we increased our sales and marketing expense to promote the Constant Contact brand and encourage new customers to try our products. The quarter ended March 31, 2008 is the only quarter in which we generated a profit. There is no guarantee we will be profitable in the future. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be profitable in any future period. Our recent revenue growth may not be indicative of our future performance. In future periods, we may not have any revenue growth, or our revenue could decline.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In order to comply with Section 404 for the year ended December 31, 2008, we have incurred substantial accounting expense and expended significant management time on compliance-related issues. In addition, we will continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If in the future we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to use net operating loss carryforwards in the United States may be limited.

As of December 31, 2008, we had net operating loss carryforwards of $39.4 million for U.S. federal tax purposes and $15.9 million for state tax purposes. These loss carryforwards expire between 2009 and 2028. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations, if any. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. While we do not believe that our secondary public offering, our initial public offering and prior financings have resulted in ownership changes that would limit our ability to utilize net operating loss carryforwards, any subsequent ownership changes could result in such a limitation. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could have a negative effect on our financial results.

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

Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:

•	our ability to retain existing customers, attract new customers and satisfy our customers’ requirements;

•	general economic conditions;

•	changes in our pricing policies;

•	our ability to expand our business;

•	the effectiveness of our personnel;

•	new product and service introductions;

•	technical difficulties or interruptions in our services;

•	the timing of additional investments in our hardware and software systems;

•	regulatory compliance costs;

•	costs associated with future acquisitions of technologies and businesses; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in general economic, industry and market conditions;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel; and

•	investors’ general perception of us.

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

A significant portion of our total outstanding shares may be sold into the public market in the future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

If our existing stockholders who acquired their stock before our initial public offering sell a large number of shares of our common stock or the public market perceives that such existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly.

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

We conduct our operations in leased facilities. We lease approximately 83,000 square feet of office space in Waltham, Massachusetts pursuant to a lease agreement that expires in September 2010. This facility serves as our corporate headquarters. The functions performed at our headquarters include finance, human resources, legal, marketing, sales, customer support, operations, product strategy and research and development. We are currently negotiating an expansion and extension of this lease agreement, which we expect to complete in the second quarter of 2009.

In Loveland, Colorado, we lease approximately 9,000 square feet of office space pursuant to a lease that we currently expect will expire in April 2009 (the “Temporary Lease”). We use this facility for sales and support personnel. We also lease approximately 50,000 square feet of office space in Loveland, Colorado (the “Permanent Facility”) under a lease agreement that we currently expect will expire in April 2019. We expect to occupy approximately 25,000 square feet of the Permanent Facility in April 2009, at which time the Temporary Lease will terminate. We expect to occupy the remainder of the Permanent Facility in April 2010. The Permanent Facility will also be used for sales and support personnel. In addition, we also lease approximately 2,000 square feet of office space in Boca Raton, Florida on a month-to-month basis for research and development personnel.

Our production system hardware and the disaster recovery hardware for our production system are each co-located in third-party hosting facilities located in Eastern Massachusetts. One facility is owned and operated by Sentinel Properties-Bedford, LLC and they provide services to us under an agreement that expires in December 2013. The other facility is owned and operated by Internap Network Services Corporation and they provide services to us under an agreement that expires in March 2011.

We believe that the total space available to us in the facilities under our current lease and third-party hosting arrangements or obtainable by us on commercially reasonable terms, will meet our needs for the foreseeable future.

For more information about our lease and third-party hosting commitments, see Note 10 to our consolidated financial statements, Commitments and Contingencies.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in our opinion, would have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our common stock began trading under the symbol “CTCT” on the NASDAQ Global Market on October 3, 2007. Prior to that date, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the NASDAQ Global Market:

	High	Low

2007:
Fourth Quarter (from October 3, 2007)	$30.76	$15.45
2008:
First Quarter	$25.24	$14.13
Second Quarter	$20.19	$14.09
Third Quarter	$21.24	$16.25
Fourth Quarter	$17.95	$10.31
2009:
First Quarter (through March 10, 2009)	$17.25	$12.37

Holders of Our Common Stock

As of March 10, 2009, there were 97 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividends; Equity Repurchases

We have never paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. Neither we nor any affiliated purchaser or anyone acting on behalf of us made any purchases of shares of our common stock in the fourth quarter of 2008.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any unregistered securities during the year ended December 31, 2008.

On October 9, 2007, we completed our initial public offering, in which 7,705,000 shares of common stock were sold at a price of $16.00 per share. We sold 6,199,845 shares of our common stock in the offering and the selling stockholders sold 1,505,155 of the shares of common stock in the offering. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-144381), which was declared effective by the SEC on October 2, 2007. The offering commenced as of October 3, 2007 and did not terminate before all of the securities registered in the registration statement were sold. CIBC World Markets Corp., Thomas Weisel Partners LLC, William Blair & Company, L.L.C., Cowen and Company, LLC and Needham & Company, LLC acted as representatives of the underwriters. We raised approximately $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering costs were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. From the effective date of the registration statement through December 31, 2008, we used $2.6 million of the net proceeds to repay our outstanding principal and interest under our term loan facility with Silicon Valley Bank. We intend to use the remaining net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. Pending these uses, we have invested the funds in registered money market accounts and in short-term investment grade and U.S. government securities. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from our audited financial statements, which are not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share and customer data)

Statements of Operations Data:
Revenue	$87,268	$50,495	$27,552	$14,658	$8,071
Cost of revenue(1)	24,251	13,031	7,801	3,747	2,211

Gross profit	63,017	37,464	19,751	10,911	5,860

Operating expenses:(1)
Research and development	15,123	10,341	6,172	3,355	2,140
Sales and marketing	42,851	27,376	18,592	7,460	3,385
General and administrative	9,508	5,445	2,623	1,326	856

Total operating expenses	67,482	43,162	27,387	12,141	6,381

Loss from operations	(4,465)	(5,698)	(7,636)	(1,230)	(521)
Interest and other income (expense), net	2,409	(2,556)	(203)	(24)	(34)

Net loss	(2,056)	(8,254)	(7,839)	(1,254)	(555)
Accretion of redeemable convertible preferred stock	—	(816)	(3,788)	(5,743)	(3,701)

Net loss attributable to common stockholders	$(2,056)	$(9,070)	$(11,627)	$(6,997)	$(4,256)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.07)	$(0.97)	$(3.38)	$(2.49)	$(4.37)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	27,879	9,366	3,438	2,813	974
Other Operating Data:
End of period number of email marketing customers(2)	253,421	164,669	89,323	47,730	25,229

(1)	Amounts include stock-based compensation expense, as follows:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Cost of revenue	$354	$81	$25	$—	$—
Research and development	737	170	27	—	—
Sales and marketing	648	133	19	—	6
General and administrative	1,117	261	12	17	17

	$2,856	$645	$83	$17	$23

(2)	We define our end of period number of email marketing customers as email marketing customers that we billed directly during the last month of the period.

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term marketable securities	$107,175	$101,535	$12,790	$2,784	$2,115
Total assets	127,142	111,845	18,481	5,545	3,222
Deferred revenue	15,052	10,354	5,476	2,827	1,270
Redeemable convertible preferred stock warrant	—	—	628	—	—
Notes payable and capital lease obligation	—	—	702	1,326	844
Redeemable convertible preferred stock	—	—	35,322	16,657	10,914
Total stockholders’ equity (deficit)	99,990	94,354	(28,629)	(17,237)	(10,287)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Constant Contact is a leading provider of on-demand email marketing and online survey solutions for small organizations, including small businesses, associations and non-profits. Our customers use our email marketing product to more effectively and efficiently create, send and track professional and affordable permission-based email marketing campaigns. With these campaigns, our customers can build stronger relationships with their customers, clients and members, increase sales and expand membership. Our email marketing product incorporates a wide range of customizable templates to assist in campaign creation, user-friendly tools to import and manage contact lists and intuitive reporting to track campaign effectiveness. As of December 31, 2008, we had 253,421 email marketing customers. We also offer an online survey product that complements our email marketing product and enables our customers to easily create and send surveys and effectively analyze responses. As of December 31, 2008, we had 17,488 survey customers, substantially all of which are also email marketing customers.

We provide our products on an on-demand basis through a web browser. This model enables us to deploy and maintain a secure and scalable application that is easy for our customers to implement at compelling prices. Our email marketing customers pay a monthly subscription fee that generally ranges between $15 per month and $150 per month based on the size of their contact lists and, in some cases, volume of mailings. Our survey customers pay a flat monthly fee of $15 that enables them to receive and track a maximum of 5,000 survey responses. We offer discounts for multiple product purchases and prepayments and to non-profits. For the year ended December 31, 2008, the average monthly amount that we charged a customer for our email marketing solution alone was approximately $33.00. In addition, in 2008, our average monthly total revenue per email marketing customer, including all sources of revenue, was $35.01. We believe that the simplicity of on-demand deployment combined with our affordable subscription fees and functionality facilitate adoption of our products by our target customers. From January 2005 through December 2008, at least 97.4% of our customers in a given month have continued to subscribe to our email marketing product in the following month.

Our email marketing customer base has steadily increased from approximately 25,000 at the end of 2004 to over 253,000 as of December 31, 2008. We measure our customer base as the number of email marketing customers that we bill directly in the last month of a period. We market our products and acquire our customers through a variety of sources including online marketing through search engines and advertising on online networks and other websites, offline marketing through radio advertising, local seminars and other marketing efforts, contractual relationships with over 3,500 active channel partners, referrals from our growing customer base, general brand awareness and the inclusion of a link to our website in the footer of more than 1.3 billion emails currently sent by our customers each month. In 2008, our cost of customer acquisition, which we define as our total sales and marketing expense divided by the gross number of email marketing customers added during the year, was approximately $304 per email marketing customer, implying payback on a revenue basis in less than a year. This implied payback is calculated by dividing the acquisition cost per email marketing customer by the average monthly total revenue per email marketing customer.

Our on-demand email marketing product was first offered commercially in 2000. In 2008, our revenue was $87.3 million and our net loss was $2.1 million.

On October 9, 2007, we completed our initial public offering, in which we sold and issued 6,199,845 shares of common stock at a price of $16.00 per share. We raised approximately $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs.

On April 30, 2008, we completed a secondary public offering of 5,221,000 shares of common stock, of which 314,465 shares were sold by us and 4,906,535 shares were sold by existing stockholders, at a price to the public of $16.00 per share. We raised approximately $4.0 million, net of underwriting discounts and commissions and other offering costs.

Sources of Revenue

We derive our revenue principally from subscription fees from our customers. Our revenue is driven primarily by the number of paying customers and the subscription fees for our products and is not concentrated within any one customer or group of customers. In 2008, our top 100 email marketing customers accounted for approximately 1% of our total email marketing revenue. We do not require our customers to commit to a contractual term; however, our customers are required to prepay for subscriptions on a monthly, semi-annual, or annual basis by providing a credit card or check form of payment. Fees are recorded initially as deferred revenue and then recognized as revenue on a daily basis over the prepaid subscription period.

We also generate a small amount of revenue from professional services, which primarily consist of ancillary services related to our products. Revenue generated from professional services accounted for less than 2% of gross revenue for each of the years ended December 31, 2008, 2007 and 2006.

Cost of Revenue and Operating Expenses

We allocate certain occupancy and general office related expenses, such as rent, utilities, office supplies and depreciation of general office assets to cost of revenue and operating expense categories based on headcount. As a result, an occupancy expense allocation is reflected in cost of revenue and each operating expense category.

Cost of Revenue.  Cost of revenue consists primarily of wages and benefits for software operations and customer support personnel, credit card processing fees, and depreciation, maintenance and hosting of our software applications underlying our product offerings. We allocate a portion of customer support costs relating to assisting trial customers to sales and marketing expense.

The expenses related to our hosted software applications are affected by the number of customers who subscribe to our products and the complexity and redundancy of our software applications and hosting infrastructure. We expect cost of revenue to increase in absolute dollars and increase slightly as a percentage of revenue in 2009 as compared to 2008 as we will experience a full year of operating our second sales and support office and a second third-party hosting facility, both of which became operational in 2008. Over the longer term, we anticipate that these expenses will increase in absolute dollars as we expect to increase our number of customers, but decrease slightly as a percentage of revenue due to efficiencies created by our expected growth in revenue.

Research and Development.  Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on improving ease of use, functionality and technological scalability of our existing products as well as developing new offerings. We primarily expense research and development costs. The small percentage of direct development costs related to software enhancements which add functionality are capitalized and depreciated as a component of cost of revenue. We expect that on an annual basis research and development expenses will increase in absolute dollars as we continue to enhance and expand our product offerings, but decrease as a percentage of revenue as we expect to continue to grow our revenue at a faster rate.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees, and the portion of customer support costs that relate to assisting trial customers. Advertising costs consist primarily of pay-per-click payments to search engines, other online and offline advertising media, including radio and print advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships, and event costs. Our advertising and promotional expenses have historically been highest in the fourth quarter of each year as this reflects a period of increased sales and marketing activity for many small organizations. In order to continue to grow our business and brand and category awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect that on an annual basis sales and marketing expenses will increase in absolute dollars, but decrease as a percentage of revenue as we expect to continue to grow our revenue at a faster rate.

General and Administrative.  General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology support, finance and accounting personnel, professional fees, certain taxes and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the anticipated growth of our business and incur costs related to operating as a public company. Therefore, we expect that our general and administrative expenses will increase in absolute dollars, but remain generally consistent as a percentage of revenue as we expect to continue to grow our revenue at a similar rate.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below may have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Revenue Recognition.  We provide access to our products through subscription arrangements whereby a customer is charged a fee for access to our products. Subscription arrangements include access to use our software via the Internet and support services, such as telephone support. We follow the guidance of the SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force, or EITF, Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, which applies when customers do not have the right to take possession of the software and use it on another entity’s hardware. When there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed probable, we recognize revenue on a daily basis over the subscription period as the services are delivered. We consider delivery to have occurred at the time the customer has paid for the product and gained access to their account via a log-in and password.

We also offer professional services to our customers primarily for ancillary services related to our products. Professional services revenue is accounted for separately from subscription revenue based on the guidance of EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, as those services have value on a standalone basis and do not involve a significant degree of risk or unique acceptance criteria and as the fair value of our subscription services is evidenced by their availability on a standalone basis. Professional services revenue is recognized as the services are performed.

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

Software and Website Development Costs.  We follow the guidance of the American Institute of Certified Public Accountants Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00-02, Accounting for Web Site Development Costs, in accounting for the development costs of our on-demand products and website development costs whereby certain direct costs to develop functionality as well as certain upgrades and enhancements that are probable to result in additional functionality are capitalized. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. We depreciate capitalized software over a three year period commencing when the asset is placed in service. Costs associated with the development of internal use software capitalized during the years ended December 31, 2008, 2007 and 2006 were $1,134,000, $382,000 and $516,000, respectively.

Redeemable Convertible Preferred Stock Warrant.  We accounted for freestanding warrants and other similar instruments related to shares that are redeemable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Under SFAS No. 150, the freestanding warrant that was related to our redeemable convertible preferred stock was classified as a liability on the balance sheet. The warrant was subject to re-measurement at each balance sheet date prior to its exercise in October 2007. The changes in fair value (as determined using the Black-Scholes option-pricing model) were recognized as a component of other income (expense), net.

Stock-Based Compensation.  Effective January 1, 2006, we adopted SFAS No. 123R, or SFAS 123R, Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and related interpretations. SFAS 123R superseded Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS 123R requires all share-based compensation to employees and directors, including grants of stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable service period. We adopted this statement using the “Prospective” transition method which does not result in restatement of our previously issued financial statements and requires only new awards or awards that are modified, repurchased or canceled after the effective date to be accounted for under the provisions of SFAS 123R. Pursuant to the income tax provisions included in SFAS 123R, we have elected the “short cut method” of computing the hypothetical pool of additional paid-in capital that is available to absorb future tax benefit shortfalls.

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective estimates and assumptions, including the estimated fair value of common stock, expected life of the stock-based payment awards and stock price volatility. Commencing in the fourth quarter of 2007, we used the quoted market price of our common stock to establish the fair value of the common stock underlying the options. Because there was no public market for our common stock prior to our initial public offering, for those earlier periods, our board of directors determined the fair value of common stock taking into account our most recently available valuation of common stock. For the year ended December 31, 2006 and until the completion of our initial public offering of common stock in October 2007, we obtained quarterly contemporaneous common stock valuations to assist our board of directors in determining the fair value of common stock. In the first quarter of 2006, the fair value of common stock was estimated using the guideline public company method. The valuation considered numerous factors, including peer group trading multiples, the amount of preferred stock liquidation preferences, the illiquid nature of our common stock, our small size, lack of historical profitability, short-term cash requirements and the redemption rights of preferred stockholders. Beginning in the second quarter of 2006, our quarterly common stock valuations were prepared using the probability-weighted expected return method. Under this methodology, the fair market value of common stock was estimated based upon an analysis of future values for our company assuming various outcomes. The share value was based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available to us as well as the rights of each share class.

During 2008, 2007 and 2006, we used the Black-Scholes option-pricing model to value our option grants and determine the related compensation expense. The assumptions used in calculating the fair value were as follows:

	Year Ended December 31,
	2008	2007	2006

Weighted average risk-free interest rate	2.24%	4.23%	4.82%
Expected term (in years)	6.1	6.1	6.1
Weighted average expected volatility	54.37%	62.1%	64.9%
Expected dividends	0%	0%	0%

These assumptions represented our best estimates, but the estimates involved inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. Prior to October 2007, we had been a private company and lacked company-specific historical and implied volatility information. Therefore, we estimated our expected volatility based on the historical volatility of our publicly traded peer companies and, commencing in October 2007, our own volatility. We expect to continue to estimate volatility based on the historic volatility of our peer companies and our own company until such time as we have adequate historical data regarding the volatility of our own traded stock price. The expected term of options has been determined utilizing the “simplified” method as prescribed by SAB No. 107, Share-Based Payment and SAB No. 110, which allows the continued use of the “simplified” method for options granted after December 31, 2007. The risk-free interest rate used for each grant is based on a U.S. Treasury instrument with a term similar to the expected term of the option. SFAS 123R requires that we recognize compensation expense for only the portion of options that are expected to vest. In developing a forfeiture rate estimate, we have considered our historical experience to estimate pre-vesting option forfeitures. If our actual forfeiture rate is materially different from the estimate, our stock-based compensation expense could be significantly different from what we have recorded in the current period. We have unrecognized compensation expense associated with outstanding stock options at December 31, 2008 of $13.6 million, which is expected to be recognized over a weighted-average period of 3.23 years.

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated as a percentage of total revenue.

	Year Ended
	December 31,
	2008	2007	2006

Revenue	100%	100%	100%
Cost of revenue	28	26	28

Gross profit	72	74	72

Operating expenses:
Research and development	17	20	22
Sales and marketing	49	54	67
General and administrative	11	11	10

Total operating expenses	77	85	99

Loss from operations	(5)	(11)	(27)
Interest and other income (expense), net	3	(5)	(1)

Net loss	(2)%	(16)%	(28)%

Comparison of Years Ended December 31, 2008 and 2007

Revenue.  Revenue for 2008 was $87.3 million, an increase of $36.8 million, or 73%, over revenue of $50.5 million for 2007. The increase in revenue resulted primarily from a 66% increase in the number of average monthly email marketing customers as well as an increase in average revenue per customer. Average monthly email marketing customers increased to 207,716 in 2008 from 125,130 in 2007, while average revenue per customer in 2008 increased to $35.01 from $33.63 in 2007. We expect our average revenue per customer to increase slightly in 2009 as we generate additional revenue from our email marketing customers for add-ons to the email marketing product, our survey product, and future products or add-ons.

Cost of Revenue.  Cost of revenue for 2008 was $24.3 million, an increase of $11.3 million, or 86%, over cost of revenue of $13.0 million for 2007. As a percentage of revenue, cost of revenue was 28% in 2008 compared to 26% in 2007. The increase resulted from a 66% increase in the number of average monthly email marketing customers, which resulted in increased hosting and operations expense and customer support costs. Additionally, we opened a second third-party hosting facility in the first quarter of 2008 and a second sales and customer support office in the third quarter of 2008. Our cost of revenue increased due to the impact of opening these two facilities during the year. Of the increase in cost of revenue, $4.6 million resulted from increased depreciation, hosting and maintenance costs as a result of scaling and adding capacity to our hosting infrastructure, inclusive of the impact of opening our second third-party hosting facility, and $4.4 million resulted from increased personnel costs attributable to additional employees in our customer support and operations groups to support customer growth during the period. We also experienced an increase of $1.0 million in occupancy costs due to the increase in employees in our customer support and operations group and from opening a second sales and customer support office. Additionally, $1.0 million of the increase related to increased credit card processing fees due to a higher volume of billing transactions.

Research and Development Expenses.  Research and development expenses for 2008 were $15.1 million, an increase of $4.8 million, or 46%, over research and development expenses of $10.3 million for 2007. As a percentage of revenue, research and development expenses were 17% and 20% for the years ended December 31, 2008 and 2007, respectively. The increase in absolute dollars was primarily due to additional personnel related costs of $3.5 million because we increased the number of research and development employees to further enhance our products. Additionally, $816,000 of the increase resulted from increased occupancy costs due to the increase in employees in research and development.

Sales and Marketing Expenses.  Sales and marketing expenses for 2008 were $42.9 million, an increase of $15.5 million, or 57%, over sales and marketing expenses of $27.4 million for 2007. As a percentage of revenue, sales and marketing expenses were 49% and 54% for the years ended December 31, 2008 and 2007, respectively. The increase in absolute dollars was primarily due to increased advertising and promotional expenditures of $9.2 million due to continued expansion of our multi-channel marketing strategy and the rollout of a national radio advertising campaign. Additionally, personnel related costs increased by $3.1 million because we added employees in an effort to generate sales leads and accommodate the growth in sales leads. The increase in employees in sales and marketing also led to an increase of $779,000 in occupancy costs. Partner referral fees increased by $1.1 million as the number of customers generated from our channel partners increased.

General and Administrative Expenses.  General and administrative expenses for 2008 were $9.5 million, an increase of $4.1 million, or 75%, over general and administrative expenses of $5.4 million for 2007. As a percentage of revenue, general and administrative expenses were 11% in both years. The increase in absolute dollars was primarily due to additional personnel related costs of $2.3 million because we increased the number of general and administrative employees to support our overall growth, and because our stock-based compensation expense increased due to additional option grants. We also incurred increased insurance and professional fees of $1.7 million to support the reporting and regulatory requirements of being a public company including the costs of complying with Section 404 of the Sarbanes Oxley-Act for the first time in 2008.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net for 2008 was $2.4 million, an improvement of $5.0 million from interest and other income (expense), net of $(2.6) million for 2007. The increase was primarily due to an expense of $3.9 million we recorded in 2007 relating to an outstanding redeemable convertible preferred stock warrant that we accounted for as a liability held at fair market with changes in value recorded as other expense. As a result of the exercise of the warrant in the fourth quarter of 2007, we no longer record warrant related charges. Additionally, $866,000 of the increase was due to increased interest income from investments in marketable securities and cash equivalents primarily due to an increase in the balance of investments and cash equivalents as a result of the proceeds we received in our public offerings, which were completed in the fourth quarter of 2007 and the second quarter of 2008. We anticipate a significant decrease in interest income in 2009 due to an overall decrease in the interest rate environment.

Comparison of Years Ended December 31, 2007 and 2006

Revenue.  Revenue for 2007 was $50.5 million, an increase of $22.9 million, or 83%, over revenue of $27.6 million for 2006. The increase in revenue resulted primarily from an 86% increase in the number of average monthly email marketing customers, offset by a slight decrease in average revenue per customer. Average monthly email marketing customers increased to 125,130 in 2007 from 67,336 in 2006, while average revenue per customer in 2007 decreased to $33.63 from $34.10 in 2006.

Cost of Revenue.  Cost of revenue for 2007 was $13.0 million, an increase of $5.2 million, or 67%, over cost of revenue of $7.8 million for 2006. As a percentage of revenue, cost of revenue decreased to 26% in 2007 from 28% in 2006. The increase in absolute dollars primarily resulted from an 86% increase in the number of average monthly email marketing customers, which resulted in increased hosting and operations expense and customer support costs. Of the increase in cost of revenue, $3.1 million resulted from increased personnel costs attributable to additional employees in our customer support and operations groups to support customer growth and to increase the quality and range of support options available to customers. Additionally, $1.2 million resulted from increased depreciation, hosting and maintenance costs due to scaling and adding capacity to our hosting infrastructure, and $700,000 related to increased credit card fees due to a higher volume of billing transactions.

Research and Development Expenses.  Research and development expenses for 2007 were $10.3 million, an increase of $4.1 million, or 68%, over research and development expenses of $6.2 million for 2006. As a percentage of revenue, research and development expenses were 20% and 22% for the years ended December 31, 2007 and 2006, respectively. The increase in absolute dollars was primarily due to additional personnel related costs of $3.5 million as we increased the number of research and development employees to further enhance our products. Additional consulting and contractor fees of $100,000 also contributed to the increase due to the use of these resources to supplement our own personnel.

Sales and Marketing Expenses.  Sales and marketing expenses for 2007 were $27.4 million, an increase of $8.8 million, or 47%, over sales and marketing expenses of $18.6 million for 2006. As a percentage of revenue, sales and marketing expenses were 54% and 67% for the years ended December 31, 2007 and 2006, respectively. The increase in absolute dollars was primarily due to increased advertising and promotional expenditures of $4.3 million as we expanded our multi-channel marketing strategy in order to increase awareness of our brand and products and to add new customers. Additional personnel related costs of $2.7 million also contributed to the increase as we added employees to accommodate the growth in sales leads and to staff our expanded marketing efforts. We also paid $600,000 in increased partner fees as our partners generated increased referral customers.

General and Administrative Expenses.  General and administrative expenses for 2007 were $5.4 million, an increase of $2.8 million, or 108%, over general and administrative expenses of $2.6 million for 2006. As a percentage of revenue, general and administrative expenses were 11% and 10% for the years ended December 31, 2007 and 2006, respectively. The increase was due primarily to additional personnel related costs of $1.2 million because we increased the number of general and administrative employees to support our overall growth, as well as a one-time payment of $225,000 to close out an obligation related to a 1999 stock placement agreement. We also incurred increased insurance and professional fees to support the reporting and regulatory requirements of a public company.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net for 2007 was $(2.6) million, an increase of $2.4 million from interest and other income (expense), net of $(203,000) for 2006. The increase was due to a $3.3 million increase in the expense related to the change in the fair value of the redeemable convertible preferred stock warrant primarily offset by a $1.0 million increase in interest income from investments in marketable securities and cash equivalents. In October 2007, the preferred stock warrant was exercised and converted into common stock at which time we recorded the final charge relating to the change in fair value of the warrant. The increase in interest income was primarily due to an increase in the balance of investments and cash equivalents as a result of our initial public offering, which we completed in the fourth quarter of 2007.

Liquidity and Capital Resources

At December 31, 2008, our principal sources of liquidity were cash and cash equivalents and short-term marketable securities of $107.2 million.

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

Our operating activities provided cash of $13.9 million in 2008 and $4.3 million in 2007 and used cash of $748,000 in 2006. Net cash inflows for the years ended December 31, 2008 and 2007 resulted primarily from our operating losses offset by non-cash charges for depreciation and amortization, stock-based compensation charges and changes in fair value of the preferred stock warrant in 2007 as well as changes in our working capital accounts. Net cash outflows in 2006 resulted primarily from operating losses partially offset by changes in our working capital accounts and non-cash charges for depreciation and amortization, changes in fair value of the preferred stock warrant and stock-based compensation charges. Operating losses were primarily due to increased sales and marketing efforts and additional employees in all areas of the company, which also led to increased occupancy costs for each of the three years in the period ended December 31, 2008 as well as the opening of our second hosting facility in the first quarter of 2008.

Changes in current assets consisted primarily of the increase in prepaid expenses and other current assets. Prepaid expenses and other current assets increased $2.0 million in 2008 and $1.3 million in 2007 primarily due to an increase in prepaid software and maintenance contracts as well as increased volume of business. Prepaid expenses and other current assets increased $255,000 in 2006 primarily due to increased volume of business.

The increases in current liability accounts consisted primarily of the following:

Changes in deferred revenue as follows:

•	during 2008, deferred revenue increased $4.7 million from $10.4 million to $15.1 million;

•	during 2007, deferred revenue increased $4.9 million from $5.5 million to $10.4 million; and

•	during 2006, deferred revenue increased $2.7 million from $2.8 million to $5.5 million.

The increases in deferred revenue were due to continued growth in unearned prepaid subscriptions. The growth in prepaid subscriptions was primarily due to new customer growth.

Changes in accrued expenses and other current liabilities as follows:

•	during 2008, accrued expenses increased $2.6 million from $2.9 million to $5.5 million primarily due to increased employee related costs as a result of personnel additions and approximately $250,000 related to the acquisition of property and equipment included in accrued expenses at December 31, 2008;

•	during 2007, accrued expenses increased $522,000 from $2.4 million to $2.9 million; and

•	during 2006, accrued expenses increased $1.9 million from $494,000 to $2.4 million primarily due to increased marketing efforts during the year, increased employee related costs as a result of personnel additions and increased expense levels partially offset by the receipt of invoices and timing of payments. This increase also included $500,000 related to the acquisition of property and equipment that was included in accrued expenses at December 31, 2006.

Changes in accounts payable as follows:

•	during 2008, accounts payable increased $928,000 from $3.9 million to $4.8 million;

•	during 2007, accounts payable increased $1.3 from $2.6 million to $3.9 million; and

•	during 2006, accounts payable increased $1.1 million from $1.5 million to $2.6 million.

The changes in accounts payable were due to increased expense levels due to growth in the business, net of the impact of the timing of payments to vendors.

The following non-cash charges are added back as adjustments to reconcile net loss to net cash used in or provided by operating activities:

•	change in fair value of warrant of $3.9 million and $588,000 for the years ended December 31, 2007 and 2006, respectively;

•	depreciation and amortization expense of $5.6 million, $2.6 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively; and

•	stock-based compensation expense of $2.9 million, $645,000 and $83,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The increase in depreciation and amortization expense was due to increased purchases of property and equipment required to support the continued growth of our business.

The increase in stock-based compensation expense was due to the adoption of SFAS 123R in January 2006 and an increase in the value of the common stock into which these options were exercisable as well as due to an increase in the number of options granted.

As of December 31, 2008, we had federal and state net operating loss carry-forwards of $39.4 million and $15.9 million, respectively, which may be available to offset potential payments of future federal and state income tax liabilities and which expire at various dates through 2028 for federal income tax purposes and through 2013 for state income tax purposes.

Net cash used in investing activities was $42.4 million, $6.0 million and $7.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net cash used in investing activities during the years ended December 31, 2008, 2007 and 2006 consisted primarily of net cash paid to purchase marketable securities and property and equipment, partially offset by maturing marketable securities in 2008 and 2007. Property and equipment purchases consist of infrastructure for our products, capitalization of certain software development costs, computer equipment for our employees, equipment and furniture and leasehold improvements primarily related to additional office space.

Net cash provided by financing activities was $4.7 million, $90.0 million and $14.4 million for the years ended December 31, 2008, 2007, and 2006, respectively. Net cash provided by financing activities for 2008 consisted primarily of net proceeds of $4.0 million from our secondary public offering of common stock completed in April 2008. Additionally, we received proceeds of $497,000 from stock issued in conjunction with our employee stock purchase plan and proceeds of $236,000 from the issuance of our common stock pursuant to the exercise of stock options. Net cash provided by financing activities for 2007 consisted primarily of net proceeds of approximately $90.4 million from our initial public offering. We also received proceeds of $2.8 million from additional borrowings under a term loan facility and repaid $900,000 of borrowings during the first nine months of 2007. After our initial public offering, we used proceeds of $2.6 million to repay the remaining outstanding borrowings. Additional cash was provided by cash received in connection with exercises of outstanding options and warrants in 2007. Net cash provided by financing activities for the year ended December 31, 2006 consisted primarily of proceeds from the issuance of our Series C redeemable convertible preferred stock and, to a lesser extent, proceeds from the exercise of stock options and warrants, partially offset by repayment of outstanding borrowings under a term loan facility.

We opened a second third-party hosting facility in the first quarter of 2008 to serve as our primary co-location facility and to provide increased scalability for our product infrastructure. We made capital expenditures in 2007 and through December 31, 2008 to build out this facility. We opened a second sales and support office in temporary space in July 2008 and have entered into a ten year lease agreement for long-term space which we expect to occupy in April 2009. We made capital expenditures in 2008 to outfit the temporary space and anticipate making additional capital expenditures during 2009 associated with the build-out and outfitting of the long-term space. In 2009, we anticipate capital expenditures of approximately $16 million, which consist primarily of hardware and software purchases and furniture and leasehold improvements related to office space, including anticipated expenditures related to our long-term space for our second sales and support office.

Our future capital requirements may vary materially from those now planned and will depend on many factors, including, but not limited to, development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the establishment of additional offices in the United States and worldwide and the building of infrastructure necessary to support our anticipated growth, the response of competitors to our products and our relationships with suppliers and clients. Since the introduction of our on-demand email marketing product in 2000, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase on an absolute dollar basis in the future.

We believe that our current cash, cash equivalents and marketable securities and operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may need to raise additional funds through public or private financings or borrowings to fund our operations, develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders or we may be subject to covenants that restrict how we conduct our business. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

The markets in which we operate are suffering from the effects of a significant economic recession. We have limited experience operating our business during an economic downturn. We do not know if our current business model will operate as effectively during an economic downturn. Furthermore, we are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business. Therefore, the current economic conditions could have a significant adverse impact on our operating results and working capital.

During the last three years, inflation and changing prices have not had a material effect on our business. In light of the current economic recession, we are unable to predict whether inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

New Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board, or FASB, issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of Statement of Financial Accounting Standards No. 157, or SFAS 157, for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. We are currently assessing the impact of the adoption of SFAS 157 for non-financial assets and liabilities on our financial statements.

In June 2008, the EITF of the FASB reached a consensus on EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits under Lease Agreements. EITF 08-3 provides that all nonrefundable maintenance deposits paid by a lessee, under an arrangement accounted for as a lease, should be accounted for as a deposit. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is recognized as additional rent expense at that time. EITF 08-3 is effective for us on January 1, 2009. We are currently evaluating the impact, if any, of adopting EITF 08-3 on our results of operations, financial position or cash flows.

Contractual Obligations

We lease our headquarters under a noncancelable operating lease effective through 2010. In May 2008, we entered into two lease agreements with two related lessors in connection with opening a second sales and support office. The first agreement provides for temporary space through the end of the month that the long-

term space is made available. The second agreement provides for long-term space for ten years from the date the space is made available to us, currently expected to occur in April 2009.

We have agreements with two vendors to provide specialized space and related services from which we host our software application. The agreements include payment commitments that expire at various dates through 2013.

As of December 31, 2008, we had purchase commitments to various vendors totaling approximately $11.5 million related primarily to marketing programs and other services to be delivered during 2009.

The following table summarizes our contractual obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Operating lease obligations	$12,737	$2,773	$3,413	$1,736	$4,815
Hosting commitments(1)	8,266	2,629	3,202	2,435	—
Vendor commitments	11,469	11,469	—	—	—

Total	$32,472	$16,871	$6,615	$4,171	$4,815

(1)	In February 2009, we issued a new commitment to one of our hosting vendors for space for two years, commencing March 1, 2009. This commitment supercedes our prior monthly commitment set to expire in 2009. As a result, future minimum payments under these agreements will increase by $530,000, $1.7 million and $279,000 in 2009, 2010 and 2011, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk.  We bill our customers in U.S. dollars and receive payment in U.S. dollars. Accordingly, our results of operations and cash flows are not subject to material fluctuations due to changes in foreign currency exchange rates.

Interest Rate Sensitivity.  We had cash and cash equivalents and marketable securities of $107.2 million at December 31, 2008, which consisted of cash, short-term government securities and money market instruments. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the short-term nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We expect that declines in interest rates will reduce our interest income in 2009 as compared to 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Constant Contact, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Constant Contact, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Constant Contact, Inc. and its subsidiary at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
March 12, 2009

Constant Contact, Inc.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands, except share and per share data)

ASSETS
Current assets
Cash and cash equivalents	$73,243	$97,051
Short-term marketable securities	33,932	4,484
Accounts receivable, net of allowance for doubtful accounts of $17 and $11, at December 31, 2008 and 2007, respectively	40	62
Prepaid expenses and other current assets	3,670	1,701

Total current assets	110,885	103,298
Property and equipment, net	15,799	7,986
Restricted cash	308	308
Other assets	150	253

Total assets	$127,142	$111,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,786	$3,858
Accrued expenses	5,461	2,928
Deferred revenue	15,052	10,354

Total current liabilities	25,299	17,140
Long-term accrued rent	1,853	351

Total liabilities	27,152	17,491

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2008 and 2007	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized at December 31, 2008 and 2007; 28,170,812 and 27,617,014 shares issued and outstanding at December 31, 2008 and 2007, respectively	282	276
Additional paid-in capital	144,414	136,832
Accumulated other comprehensive income	106	2
Accumulated deficit	(44,812)	(42,756)

Total stockholders’ equity	99,990	94,354

Total liabilities and stockholders’ equity	$127,142	$111,845

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenue	$87,268	$50,495	$27,552
Cost of revenue	24,251	13,031	7,801

Gross profit	63,017	37,464	19,751

Operating expenses
Research and development	15,123	10,341	6,172
Sales and marketing	42,851	27,376	18,592
General and administrative	9,508	5,445	2,623

Total operating expenses	67,482	43,162	27,387

Loss from operations	(4,465)	(5,698)	(7,636)
Interest income	2,409	1,543	479
Interest expense	—	(188)	(94)
Other expense, net	—	(3,911)	(588)

Net loss	(2,056)	(8,254)	(7,839)
Accretion of redeemable convertible preferred stock	—	(816)	(3,788)

Net loss attributable to common stockholders	$(2,056)	$(9,070)	$(11,627)

Net loss attributable to common stockholders per share: basic and diluted	$(0.07)	$(0.97)	$(3.38)
Weighted average shares outstanding used in computing per share amounts: basic and diluted	27,879	9,366	3,438

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) and Comprehensive Loss

	Series A		Series B		Series C
	Redeemable		Redeemable		Redeemable		Total Redeemable					Accumulated		Total
	Convertible		Convertible		Convertible		Convertible				Additional	Other		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)	Loss
	(In thousands, except share data)
Balance at December 31, 2005	1,026,680	$10,835	9,641,666	$5,822	—	$—	10,668,346	$16,657	3,464,829	$35	$9,391	$—	$(26,663)	$(17,237)
Issuance of common stock in connection with stock option exercises								—	192,076	2	8			10
Issuance of common stock in connection with warrant exercises								—	132,039	1	181			182
Stock-based compensation expense								—			83			83
Reclassification of redeemable convertible preferred stock warrant to liability								—			(40)			(40)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $123					2,521,432	14,877	2,521,432	14,877
Accretion of Series A, B and C redeemable convertible preferred stock to redemption value		3,214		554		20		3,788			(3,788)			(3,788)
Net loss								—					(7,839)	(7,839)	$(7,839)

Total comprehensive loss															$(7,839)

Balance at December 31, 2006	1,026,680	14,049	9,641,666	6,376	2,521,432	14,897	13,189,778	35,322	3,788,944	38	5,835	—	(34,502)	(28,629)
Issuance of common stock in connection with stock option exercises								—	199,824	2	69			71
Issuance of common stock in connection with warrant exercises								—	125,704	1	155			156
Issuance of common stock in connection with initial public offering, net of issuance costs of $1,804								—	6,199,845	62	90,374			90,436
Stock-based compensation expense								—			645			645
Accretion of Series A, B and C redeemable convertible preferred stock to redemption value		718		74		24		816			(816)			(816)
Issuance of redeemable convertible preferred stock in connection with warrant exercise			120,000	4,605			120,000	4,605						—
Conversion of redeemable convertible preferred stock to common stock upon close of initial public offering	(1,026,680)	(14,767)	(9,761,666)	(11,055)	(2,521,432)	(14,921)	(13,309,778)	(40,743)	17,302,697	173	40,570			40,743
Unrealized gain on available-for-sale securities								—				2		2	$2
Net loss								—					(8,254)	(8,254)	(8,254)

Total comprehensive loss															$(8,252)

Balance at December 31, 2007	—	—	—	—	—	—	—	—	27,617,014	276	136,832	2	(42,756)	94,354
Issuance of common stock in connection with stock option exercises								—	201,300	2	234			236
Issuance of common stock in connection with employee stock purchase plan								—	38,033	1	496			497
Issuance of common stock in connection with secondary public offering, net of issuance costs of $756								—	314,465	3	3,996			3,999
Stock-based compensation expense								—			2,856			2,856
Unrealized gain on available-for-sale securities								—				104		104	$104
Net loss								—					(2,056)	(2,056)	(2,056)

Total comprehensive loss															$(1,952)

Balance at December 31, 2008	—	$—	—	$—	—	$—	—	$—	28,170,812	$282	$144,414	$106	$(44,812)	$99,990

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net loss	$(2,056)	$(8,254)	$(7,839)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	5,558	2,631	1,536
Accretion of discount on investments	(46)	(151)	(10)
Stock-based compensation expense	2,856	645	83
Changes in fair value of redeemable convertible preferred stock warrant	—	3,918	588
Provision for bad debts	6	8	5
Gain on sale of equipment	—	(6)	—
Changes in operating assets and liabilities
Accounts receivable	16	(29)	1
Prepaid expenses and other current assets	(1,969)	(1,290)	(255)
Other assets	103	(237)	(16)
Accounts payable	928	1,282	1,098
Accrued expenses	2,283	522	1,412
Deferred revenue	4,698	4,878	2,649
Long-term accrued rent	1,502	351	—

Net cash provided by (used in) operating activities	13,879	4,268	(748)

Cash flows from investing activities
Purchases of short-term marketable securities	(33,798)	(9,327)	(3,994)
Proceeds from maturities of short-term marketable securities	4,500	9,000	—
Net increase in restricted cash	—	(42)	—
Proceeds from sale of equipment	—	12
Acquisition of property and equipment, including costs capitalized for development of internal use software	(13,121)	(5,666)	(3,701)

Net cash used in investing activities	(42,419)	(6,023)	(7,695)

Cash flows from financing activities
Proceeds from notes payable	—	2,788	—
Repayments of notes payable	—	(3,490)	(614)
Repayments of capital lease obligations	—	—	(10)
Proceeds from issuance of Series C redeemable convertible preferred stock, net of issuance costs of $123	—	—	14,877
Proceeds from issuance of common stock pursuant to exercise of stock options and warrants	236	227	192
Proceeds from issuance of preferred stock pursuant to exercise of a warrant	—	59	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	497	—	—
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs of $1,804	—	90,436	—
Proceeds from issuance of common stock in connection with secondary public offering, net of issuance costs of $756	3,999	—	—

Net cash provided by financing activities	4,732	90,020	14,445

Net (decrease) increase in cash and cash equivalents	(23,808)	88,265	6,002
Cash and cash equivalents, beginning of year	97,051	8,786	2,784

Cash and cash equivalents, end of year	$73,243	$97,051	$8,786

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$194	$97
Supplemental disclosure of noncash investing and financing activities:
Acquisition of property and equipment included in accrued expenses	$250	$—	$500
Conversion of redeemable convertible preferred stock to common stock	—	40,743	—

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, judgments and assumptions, including those related to revenue recognition, stock-based compensation and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at fair value.

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

At December 31, 2008, marketable securities consisted of short-term government securities that mature within one year and have an aggregate fair value of $33,932 including $106 of net unrealized gains. At December 31, 2007, marketable securities consisted of commercial paper and corporate notes and obligations with an aggregate fair value of $4,484 including $2 of net unrealized gains.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term marketable securities. At December 31, 2008 and 2007, the Company had substantially all cash balances at certain financial institutions without or in excess of federally insured limits, however, the Company maintains its cash balances and custody of its marketable securities with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the years ended December 31, 2008, 2007 and 2006, there were no customers that accounted for more than 10% of total revenue.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets or, where applicable and if shorter, over the lease term. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred.

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

Revenue Recognition

The Company provides access to its products through subscription arrangements whereby the customer is charged a fee for access to its products. Subscription arrangements include access to use the Company’s software via the Internet and support services, such as telephone support. The Company follows the guidance of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force (“EITF”) Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Hardware, which applies when customers do not have the right to take possession of the software and use it on another entity’s hardware. When there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed probable, the Company recognizes revenue on a daily basis over the subscription period as the services are delivered. Delivery is considered to have occurred at the time the customer has paid for the products and gained access to their account via a log-in and password.

The Company also offers professional services to its customers for ancillary services related to its products. Professional services revenue is accounted for separate from subscription revenue based on the guidance of EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, as those services have value on a standalone basis and do not involve a significant degree of risk or unique acceptance criteria and as the fair value of the Company’s subscription services is evidenced by their availability on a standalone basis. Professional services revenue is recognized as the services are performed.

Deferred Revenue

Deferred revenue consists of payments received in advance of revenue recognition of the Company’s on-demand products described above and is recognized as the revenue recognition criteria are met. The Company’s customers pay for services in advance on a monthly, semiannual or annual basis.

Software and WebSite Development Costs

The Company follows the guidance of Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF Issue No. 00-02, Accounting for Web Site Development Costs, in accounting for the development costs of its on-demand products and website whereby certain direct costs to develop functionality as well as certain upgrades and enhancements that are probably to result in additional functionality are capitalized. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized as part of property and equipment until the software is substantially complete and ready for its intended use.

Redeemable Convertible Preferred Stock Warrant

The Company followed the guidance of Financial Accounting Standards Board (“FASB”) Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (“FSP 150-5”) in accounting for its outstanding warrant related to redeemable shares. FSP 150-5 affirms that warrants of this type are subject to the requirements in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), regardless of the redemption price or the timing of the redemption feature. Therefore, under SFAS 150, the freestanding warrant to purchase the Company’s redeemable convertible preferred stock that was outstanding until its exercise in October 2007 was a liability to be recorded at fair value. The fair value of the warrant was subject to remeasurement at each balance sheet date and changes in fair value (determined using the Black-Scholes option pricing model) were recognized as other expense.

Comprehensive Loss

Comprehensive loss includes net loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income is unrealized gains and losses on available-for-sale securities. The Company had gross unrealized gains of $106 and no unrealized losses as of December 31, 2008, gross unrealized gains and losses of $3 and ($1), respectively, as of December 31, 2007 and no unrealized gains or losses as of December 31,

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

2006. There were no realized gains or losses recorded to net loss for the years ended December 31, 2008, 2007 and 2006.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The Company’s cash equivalents of $68,791 and marketable securities of $33,932, which are invested in money market instruments and short-term government securities, respectively, are carried at fair value based on quoted market prices which is a level 1 measurement in the hierarchy of fair value measurements defined by SFAS 157. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our results of operations, financial position or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”), effective January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value. As of December 31, 2008, the Company has elected not to apply the fair value option to any of its financial assets or liabilities.

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

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact:

	December 31,
	2008	2007	2006

Options to purchase common stock	3,021,171	2,200,622	1,702,007
Warrants to purchase common or redeemable convertible preferred stock	520	520	282,223
Restricted shares	48,008	96,006	144,008
Redeemable convertible preferred stock	—	—	17,146,675

Total options, warrants, restricted shares and redeemable convertible preferred stock exercisable or convertible into common stock	3,069,699	2,297,148	19,274,913

Advertising Expense

The Company expenses advertising as incurred. Advertising expense was $20,653, $13,052 and $9,778 during the years ended December 31, 2008, 2007 and 2006, respectively.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and related interpretations. SFAS 123R superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. SFAS 123R requires all share-based compensation , including grants of stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable service period. The Company adopted the prospective transition method which does not result in restatement of previously issued financial statements and requires only new awards or awards that are modified, repurchased or canceled after the effective date to be accounted for under the provisions of SFAS 123R. Pursuant to the income tax provisions included in SFAS 123R, the Company elected the “short-cut method” of computing its hypothetical pool of additional paid-in capital that is available to absorb future tax benefit shortfalls.

Income Taxes

Income taxes are provided for tax effects of transactions reported in the financial statements and consist of income taxes currently due plus deferred income taxes related to timing differences between the basis of certain assets and liabilities for financial statement and income tax reporting. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company’s accounting for uncertainty in income taxes recognized in the financial statements is in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), which the Company adopted as of January 1, 2007. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007 and the adoption did not have an effect on its results of operations and financial position.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the reported net loss.

Recent Accounting Pronouncements

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company is currently assessing the impact of the adoption of SFAS 157 for non-financial assets and liabilities on its financial statements.

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

3.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2008	2007

Computer equipment	$15,172	$8,100
Software	6,886	3,821
Furniture and fixtures	2,022	1,308
Leasehold improvements	3,384	929

Total property and equipment	27,464	14,158
Less: Accumulated depreciation and amortization	11,665	6,172

Property and equipment, net	$15,799	$7,986

Depreciation and amortization expense was $5,558, $2,631 and $1,536 for the years ended December 31, 2008, 2007 and 2006, respectively. During 2008, the Company retired assets that had a gross book value of $65 and no net book value. During 2007, the Company retired and sold assets that had a gross book value of $574 and a net book value of $6, for proceeds of $12. The resulting gain of $6 was recorded to other income.

The Company capitalized costs associated with the development of internal use software of $1,134, $382 and $516 and recorded related amortization expense of $340, $157 and $0 during the years ended December 31, 2008, 2007 and 2006, respectively. The remaining net book value of capitalized software costs was $1,536 and $741 as of December 31, 2008 and 2007, respectively.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

4.	Notes Payable

In February 2003, the Company entered into a Loan and Security Agreement (the “Agreement”) with a financial institution, which provided for a $350 term loan for the acquisition of property and equipment. From August 2003 through March 2007, the Company amended the Agreement six times in order to increase the amount available to borrow and to add and amend various terms and covenants. Advances under the Agreement were payable in thirty to thirty-six monthly installments. The interest rate was variable based on prime plus 2%. Borrowings were collateralized by substantially all of the assets of the Company. In October 2007, the Company used approximately $2,600 of proceeds from its initial public offering to repay all outstanding debt under the term loan facility (Note 5). No amounts remained outstanding or available for borrowing under the term loan at December 31, 2008 or 2007.

In connection with entering into the Agreement in 2003, the Company issued a warrant to purchase 520 shares of the Company’s common stock at an exercise price of $0.38 per share. The warrant was due to expire in November 2007. The value of the warrant, estimated using the Black-Scholes pricing model, was not material. In connection with an amendment to the Agreement in March 2007, the Company agreed to extend the term of the warrant for a period of seven years from the date of the amendment. The Company estimated the incremental fair value related to the modification of the warrant using the Black-Scholes pricing model and determined it to be immaterial. This warrant remained outstanding at December 31, 2008.

5.	Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Public Offerings

On October 9, 2007, the Company closed its initial public offering of 7,705,000 shares of common stock at an offering price of $16.00 per share, of which 6,199,845 shares were sold by the Company and 1,505,155 shares were sold by selling stockholders, raising proceeds to the Company of $90,436, net of underwriting discounts and offering costs. At the close of the initial public offering, the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into common stock and the Company’s charter was amended and restated to authorize 100,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share, all of which preferred stock is undesignated.

On April 30, 2008, the Company closed a secondary public offering of 5,221,000 shares of common stock, of which 314,465 shares were sold by the Company and 4,906,535 shares were sold by existing stockholders, at a price to the public of $16.00 per share. Proceeds to the Company were approximately $3,999, net of underwriting discounts and offering costs.

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

During 2006, the Company authorized and issued 2,521,432 shares of Series C redeemable convertible preferred stock (“Series C”) for an aggregate purchase price of $15,000 or $5.949 per share.

The holders of the redeemable convertible preferred stock that was authorized and outstanding prior to the Company’s initial public offering had certain voting rights, liquidation preferences and conversion ratios applicable to each series. Additionally the holders of the redeemable convertible preferred stock had the following rights:

Dividends

The holders of Series B shares were entitled to receive cumulative dividends at the rate of 10% per annum through May 12, 2006, payable in preference and priority to any payment of any dividend on common stock, Series A or Series C shares. No dividends accrued after May 12, 2006.

Redemption

The holders of at least a majority of the voting power of the then outstanding Series B and Series C shares (voting together as a single class), by written request at any time after May 12, 2010 (the “Redemption Date”), could have required the Company to redeem the preferred stock by paying in cash a sum equal to 100% of the original purchase price of the Series A, Series B and Series C plus accrued but unpaid dividends on Series B and declared but unpaid dividends on Series C, in three (3) annual installments. If the Company did not have sufficient funds legally available to redeem all shares of preferred stock to be redeemed at the Redemption Date, then the Company was to redeem first the maximum possible shares of Series C ratably among the holders of Series C. Only after all Series C shares that were to be redeemed at the Redemption Date were redeemed, was the Company to redeem the maximum number of Series B shares ratably among the holders of Series B. Only after all Series C and B shares that were to be redeemed at the Redemption Date were redeemed, was the Company to redeem the maximum number of Series A shares ratably among the holders of Series A. The Company recorded dividends and accretion through a charge to stockholders’ equity (deficit) of $816 and $3,788 in 2007 and 2006, respectively, in connection with the redemption rights.

Warrants

In connection with certain equity financings, the Company granted warrants to purchase 257,743 shares of common stock at exercise prices ranging from $1.21-$1.38 per share. The common stock warrants were to expire on varying dates through October 2008, or the effective date of a merger or consolidation of the Company with another entity or the sale of all or substantially all of the Company’s assets. Warrants to purchase 125,704 and 132,039 shares of common stock were exercised during 2007 and 2006, respectively. No warrants remained outstanding as of December 31, 2007.

In connection with the Series B financing, the Company granted to a consultant a warrant to purchase 120,000 shares of Series B at a price of $0.50 per share. The warrant was due to expire on the earliest to occur of November 27, 2007, or immediately prior to the closing of a merger, sale of assets, or consolidation of the Company by another entity, or immediately prior to the closing date of an initial public offering of the Company’s common stock. The Company accounted for the Series B warrant in accordance with the guidance in FSP 150-5. The guidance provides that warrants for shares that are redeemable are within the scope of SFAS 150 and should be accounted for as a liability and reported at fair value each reporting period until exercised. During 2007 and 2006, the Company recorded charges to other expense of $3,918 and $588, respectively, relating to the changes in carrying value of the Series B warrant. As of the close of the

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Company’s initial public offering in October 2007, the warrant was exercised for 120,000 shares of redeemable convertible preferred stock, which automatically converted into 156,000 shares of common stock.

6.	Stock-Based Awards

In 1999, the Company’s Board of Directors adopted the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”). The Plan provided for the granting of incentive and nonqualified stock options with a maximum term of ten years, restricted stock and other equity awards to employees, officers, directors, consultants and advisors of the Company. Provisions such as vesting, repurchase and exercise conditions and limitations were determined by the Board of Directors on the grant date. The maximum number of shares of common stock that could be issued pursuant to the 1999 Plan was 5,604,353. In conjunction with the adoption of the 2007 Stock Incentive Plan, the board of directors voted that no further stock options or other equity-based awards shall be granted under the 1999 Plan.

In 2007, the Company’s board of directors adopted and the stockholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards with a maximum term of ten years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company reserved 1,500,000 shares of its common stock for the issuance under the 2007 Plan. Additionally, per the terms of the 2007 Plan, 700,000 shares of common stock previously reserved for issuance under the 1999 Plan were added to the number of shares available for issuance under the 2007 Plan. The 2007 Plan also contains an evergreen provision that allows for an annual increase in the number of shares available for issuance on the first day of each year beginning in 2008 and ending on the second day of 2017. The increase is based on a formula and cannot exceed 700,000 shares of common stock per year. As of December 31, 2008, 1,420,950 shares of common stock were available for issuance under the 2007 Plan.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R. SFAS 123R requires nonpublic companies that used the minimum value method in SFAS 123 for either recognition or pro forma disclosures to apply SFAS 123R using the prospective transition method. Under the prospective transition method, compensation cost recognized in the years ended December 31, 2008, 2007 and 2006 included the pro rata compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes the compensation cost of stock-based awards in the statement of operations using the straight-line method over the requisite service period of the award.

Stock Options

During the years ended December 31, 2008, 2007 and 2006, the Company granted 1,109,900, 860,296 and 749,277 stock options, respectively, to certain employees and directors. The vesting of these awards is time-based and the restrictions typically lapse 25% after one year and quarterly thereafter for the next 36 months in the case of employees and 33% after one year and quarterly thereafter for the next 24 months in the case of directors.

Through December 31, 2008, stock options were granted with exercise prices equal to the fair value of the Company’s common stock on the date of grant. Commencing in the fourth quarter 2007, the Company based fair value of common stock on the quoted market price. Because there was no public market for the Company’s common stock prior to the initial public offering (Note 5), the Company’s board of directors determined the fair value of common stock for those earlier periods by taking into account the Company’s most recently available valuation of common stock.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

For the year ended December 31, 2006 and until the completion of the initial public offering of its common stock in October 2007, the Company obtained quarterly contemporaneous common stock valuations to assist the board of directors in determining the fair value of common stock. In the first quarter of 2006, the fair value of common stock was estimated using the guideline public company method. The valuation considered numerous factors, including peer group trading multiples, the amount of preferred stock liquidation preferences, the illiquid nature of the Company’s common stock, the Company’s small size, lack of historical profitability, short-term cash requirements and the redemption rights of preferred stockholders.

Beginning in the second quarter of 2006, the quarterly common stock valuations were prepared using the probability-weighted expected return method. Under this methodology, the fair market value of common stock was estimated based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available to the Company as well as the rights of each share class.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected term assumption was based on the “simplified method” for estimating expected term for awards that qualify as “plain-vanilla” options under SAB 107, Share Based Payment and SAB 110 which allows the continued use of the “simplified method” for options granted after December 31, 2007. Expected volatility was based on historical volatility of the publicly traded stock of a peer group of companies, inclusive of the Company commencing October 2007. The risk-free interest rate was determined by reference to U.S. Treasury yields at or near the time of grant for time periods similar to the expected term of the award. The relevant data used to determine the value of the stock option grants is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Weighted average risk-free interest rate	2.24%	4.23%	4.82%
Expected term (in years)	6.1	6.1	6.1
Weighted average expected volatility	54.37%	62.1%	64.9%
Expected dividends	0%	0%	0%

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

A summary of stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value

Balance at December 31, 2005	1,217,766	$0.79
Granted	749,277	2.35
Exercised	(192,076)	0.05
Forfeited	(72,960)	0.47

Balance at December 31, 2006	1,702,007	1.57
Granted	860,296	13.36
Exercised	(199,824)	0.35
Forfeited	(161,857)	1.15

Balance at December 31, 2007	2,200,622	6.32
Granted	1,109,900	15.44
Exercised	(201,300)	1.17
Forfeited	(88,051)	10.00

Balance at December 31, 2008	3,021,171	$9.91	8.28	$16,301

Vested and expected to vest at December 31, 2008	2,887,524	$9.81	8.24	$15,794
Exercisable at December 31, 2008	1,090,248	$4.26	6.86	$11,063

The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on December 31, 2008 of $13.25 per share and the exercise prices of the options.

The weighted average grant-date fair value of grants of stock options was $8.22, $8.06 and $1.50 per share for the years ended December 31, 2008, 2007 and 2006, respectively.

The total intrinsic value of stock options exercised was $3,250, $978 and $430 for the years ended December 31, 2008, 2007 and 2006, respectively.

Compensation expense of $2,856, $645 and $83 was recognized for stock-based compensation for the years ended December 31, 2008, 2007 and 2006, respectively.

Under the provisions of SFAS 123R, the Company recognized stock-based compensation expense on all awards in the following categories:

	Years Ended
	December 31,
	2008	2007	2006

Cost of revenue	$354	$81	$25
Research and development	737	170	27
Sales and marketing	648	133	19
General and administrative	1,117	261	12

	$2,856	$645	$83

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

No stock-based compensation expense was capitalized during the years ended December 31, 2008, 2007 or 2006. The unrecognized compensation expense associated with outstanding stock options at December 31, 2008 was $13,580 which is expected to be recognized over a weighted-average period of 3.23 years.

Stock Purchase Plan

The Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), became effective upon the completion of the Company’s initial public offering. Six-month offering periods begin on January 1 and July 1 of each year during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price for offerings is equal to 85% of the closing market price of the Company’s common stock at the end of the offering period. Stock based compensation was determined based on the discount of 15% from the per share market price on the last day of the purchase period. The first offering period began on January 1, 2008 and was completed on June 30, 2008, at which time 14,321 shares of common stock were purchased for total proceeds to the Company of $229. The second offering period of 2008 commenced July 1, 2008 and was completed on December 31, 2008, at which time 23,712 shares of common stock were purchased for total proceeds to the Company of $268. As of December 31, 2008, 311,967 shares of common stock were available for issuance to participating employees under the Purchase Plan.

Restricted Stock

During the year ended December 31, 2005, the Company sold 192,010 shares of restricted stock to a certain employee. The vesting of this award is time-based and restrictions lapse over four years. The Company did not record compensation expense as the shares were sold at fair value. At December 31, 2008 and 2007, 48,008 and 96,008 shares, respectively remained unvested. No shares have been forfeited.

7.	Income Taxes

As a result of losses incurred, the Company did not provide for any income taxes in the years ended December 31, 2008, 2007 and 2006. A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended
	December 31,
	2008	2007	2006

Statutory rate	34%	34%	34%
Increase in valuation allowance	(27)	(44)	(40)
State taxes, net of federal benefit	19	6	6
Impact of permanent differences	(22)	—	(1)
Expiration of state net operating losses	(3)	(5)	(5)
Tax credits	17	8	7
Impact of change in effective state tax rates	(18)	—	—
Other	—	1	(1)

	0%	0%	0%

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

The Company had net deferred tax assets related to temporary differences and operating loss carryforwards as follows:

	December 31,
	2008	2007

Deferred tax assets
Current:
Accrued expenses	$304	$307

Total current	304	307

Noncurrent:
Net operating loss carryforwards	12,583	14,002
Depreciation and capitalized research and development	385	—
Research and development credit carryforwards	2,392	1,689
Stock options	895	288

Total noncurrent	16,255	15,979

Total gross deferred tax assets	16,559	16,286
Deferred tax asset valuation allowance	(16,559)	(16,036)

Deferred tax assets	—	250

Deferred tax liabilities-non-current
Depreciation and capitalized research and development	—	(250)

Total deferred tax liabilities — non-current	—	(250)

Net deferred tax assets	$—	$—

The Company has provided a valuation allowance for the full amount of its net deferred tax assets because at December 31, 2008 and 2007 it is not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized. The change in valuation allowance for the year ended December 31, 2008 of $523 was attributable primarily to the increase in research and development credit carryforwards partially offset by the decrease in net operating loss carryforwards due to the expiration of state net operating loss carryforwards. The changes in the valuation allowance of $3,348 and $3,135 for the years ended December 31, 2007 and 2006, respectively, were attributable primarily to the increase in the net operating loss and research and credit carryforwards in each year.

At December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $39,435 and $15,854 respectively, which expire at varying dates through 2028 for federal income tax purposes and through 2013 for state income tax purposes. At December 31, 2008, $4,588 of federal and state net operating loss carryforwards relate to deductions for stock option compensation for which the associated tax benefit will be credited to additional paid-in capital when realized. This amount is tracked separately and not included in the Company’s deferred tax assets.

At December 31, 2008, the Company had federal and state research and development credit carryforwards of $1,548 and $1,279, respectively, which will expire at varying dates through 2028 for federal income tax purposes and through 2023 for state income tax purposes.

The Company adopted FIN 48 on January 1, 2007 and its adoption did not have an effect on its results of operations and financial condition.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

The total amount of unrecognized tax benefits was $303 as of January 1, 2007 and December 31, 2008, all of which, if recognized, would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance. As a result of the implementation of FIN 48, the Company did not recognize an increase in tax liability for the unrecognized tax benefits because the Company has significant deferred tax assets comprised primarily of net operating loss carryforwards which would mitigate the effect of any unrecognized tax benefits. There were no increases or decreases to the amount of unrecognized tax benefits during 2008 or 2007. Additionally, the Company does not expect any increase or decrease to its unrecognized tax benefits during the next twelve months.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of December 31, 2008 and 2007, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2004 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years.

The Company has performed an analysis of its changes in ownership under Internal Revenue Code Section 382 and has determined that any ownership changes which have occurred do not result in a permanent limitation on usage of the Company’s federal and state net operating losses.

8.	Accrued Expenses

	December 31,
	2008	2007

Payroll and payroll related	$2,211	$1,114
Licensed software and maintenance	981	638
Marketing programs	569	344
Other accrued expenses	1,700	832

	$5,461	$2,928

9.	401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company made a matching contribution of an aggregate of $639 for the year ended December 31, 2008. There were no contributions made to the plan by the Company during the years ended December 31, 2007 or 2006. Effective January 1, 2009, the Company has elected to make matching contributions for the plan year ending December 31, 2009 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s compensation.

10.	Commitments and Contingencies

Operating Leases

The Company leases its headquarters under a noncancelable operating lease effectively signed in 2005 and amended at various points to modify the terms of the lease including an amendment in April 2008 to increase the amount of space through the remainder of the term of the lease. The lease arrangement, as amended,

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

includes certain lease incentives, payment escalations and rent holidays, the net effect of which has been accrued and is being recognized as a reduction to rent expense such that rent expense is recognized on a straight-line basis over the term of the lease. The accrued rent balance was $2,210 at December 31, 2008, of which $357 was included in accrued expense and $1,853 was included in long-term accrued rent. The entire amount of accrued rent at December 31, 2007 of $351 was included in long-term accrued rent.

In May 2008, the Company entered into two lease agreements with two related lessors in connection with opening a second sales and support office. The first agreement provides for temporary space through the end of the month that the long-term space is made available. The second agreement provides for the lease of long-term space for ten years from the date the space is made available to the Company, currently expected to occur in April 2009. The agreement for long-term space contains certain lease incentives and payment escalations, the net effect of which will be accrued such that rent expense is recognized on a straight-line basis over the term of the lease.

The Company also leases a small amount of space on a month-to-month basis.

Total rent expense under operating leases was $2,295, $1,167 and $745 for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, future minimum lease payments under noncancelable operating leases are as follows:

2009	$2,773
2010	2,570
2011	843
2012	859
2013 and thereafter	5,692

Total	$12,737

Hosting Services

The Company has agreements with two vendors to provide specialized space and related services from which the Company hosts its software application. The agreements include payment commitments that expire at various dates through 2013. As of December 31, 2008, future minimum payments under the agreements are as follows:

2009	$2,629
2010	1,581
2011	1,621
2012	1,661
2013	774

Total	$8,266

In February 2009, the Company issued a new commitment to one of its vendors for hosting space and related services for two years, commencing March 1, 2009. This commitment supercedes the prior monthly commitment set to expire in 2009. As a result, future minimum payments under this commitment will increase by $530, $1,674 and $279 in 2009, 2010 and 2011, respectively.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Vendor Commitments

As of December 31, 2008, the Company had purchase commitments to various vendors totaling $11,469 related primarily to marketing programs and other services to be delivered during 2009.

Letters of Credit and Restricted Cash

As of December 31, 2008 and 2007, the Company maintained a letter of credit totaling $308 for the benefit of the landlord of the Company’s corporate headquarter’s lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $308 as of December 31, 2008 and 2007 to secure the letter of credit. This amount was classified as restricted cash in the balance sheet at December 31, 2008 and 2007.

Indemnification Obligations

The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of December 31, 2008, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

11.	Related Party

An executive of the Company served as a director of a channel partner and vendor to the Company from December 2003 through May 2007. In the years ended December 31, 2007 and 2006, the Company’s aggregate payments to this channel partner and vendor for customer referrals and html design services were $36 and $164, respectively.

One of the Company’s directors is a general partner of a venture capital firm that owned, through affiliated investment entities, approximately 7% of the outstanding common stock of one of the Company’s vendors as of December 31, 2007. During 2006 and a portion of 2007, another of the general partners of that venture capital firm was a director of that same vendor. In the years ended December 31, 2007 and 2006, the Company’s aggregate payments to this vendor were $508 and $253, respectively.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

12.	Quarterly Information (Unaudited)

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007

Statements of Operations Data:
Revenue	$25,471	$22,859	$20,771	$18,167	$15,867	$13,517	$11,398	$9,713
Gross Profit	18,206	16,305	15,122	13,384	12,096	10,094	8,292	6,982
Loss from operations	(1,716)	(1,013)	(1,098)	(638)	(54)	(781)	(2,473)	(2,390)
Net (loss)/income	(1,606)	(399)	(389)	338	(1,069)	(1,691)	(2,813)	(2,681)
Net (loss)/income attributable to common stockholders	(1,606)	(399)	(389)	338	(1,096)	(1,962)	(3,078)	(2,934)
Basic net (loss)/income attributable to common stockholders per share:	$(0.06)	$(0.01)	$(0.01)	$0.01	$(0.04)	$(0.51)	$(0.81)	$(0.79)
Diluted net (loss)/income attributable to common stockholders per share:	$(0.06)	$(0.01)	$(0.01)	$0.01	$(0.04)	$(0.51)	$(0.81)	$(0.79)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2008 based on the specified criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2009 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2008.

We have adopted a code of ethics, called the Code of Business Conduct and Ethics, that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the Code of Business Conduct and Ethics on our website at www.constantcontact.com under the “Investor Relations — Corporate Governance” section of the website. We intend to make all required disclosures concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information in our proxy statement for the 2009 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the information in our proxy statement for the 2009 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2009 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information in our proxy statement for the 2009 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

For a list of the consolidated financial statements included herein, see Index to the Consolidated Financial Statements on page 44 of this Annual Report on Form 10-K.

(b) Exhibits

See Exhibit Index on page 71 of this Annual Report on Form 10-K incorporated into this item by reference.

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
Gail F. Goodman
President and Chief Executive Officer

Date: March 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gail F. Goodman Gail F. Goodman	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2009

/s/ Thomas Anderson Thomas Anderson	Director	March 11, 2009

/s/ Robert P. Badavas Robert P. Badavas	Director	March 12, 2009

/s/ John Campbell John Campbell	Director	March 11, 2009

/s/ Michael T. Fitzgerald Michael T. Fitzgerald	Director	March 12, 2009

/s/ Patrick Gallagher Patrick Gallagher	Director	March 9, 2009

/s/ William S. Kaiser William S. Kaiser	Director	March 11, 2009

/s/ Steven R. Wasserman Steven R. Wasserman	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2009

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Restated Certificate of Incorporation of the Company.
3	.2(1)	Second Amended and Restated Bylaws of the Company.
4	.1(1)	Specimen Certificate evidencing shares of common stock.
10	.1(1)#	1999 Stock Option/Stock Issuance Plan, as amended.
10	.2(1)#	Form of Non-Qualified Stock Option Agreement with Executive Officers under the 1999 Stock Option/Stock Issuance Plan.
10	.3(1)#	Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option/Stock Issuance Plan.
10	.4(1) #	Restricted Stock Agreement, dated December 12, 2005, between the Company and Steven R. Wasserman.
10	.5(1)#	2007 Stock Incentive Plan.
10	.6(1)#	Forms of Incentive Stock Option Agreement, under the 2007 Stock Incentive Plan.
10	.7(1)#	Forms of Non-Qualified Stock Option Agreement, under the 2007 Stock Incentive Plan.
10	.8(1)#	2007 Employee Stock Purchase Plan.
10	.9(1)#	Letter Agreement, dated April 14, 1999, between the Company and Gail F. Goodman.
10	.10(1)#	Letter Agreement, dated December 1, 2005, between the Company and Steven R. Wasserman.
10	.11(1)#	2007 Executive Team Bonus Plan.
10	.12(1)#	Form of Director and Officer Indemnification Agreement.
10	.13(1)	Amended and Restated Investors’ Rights Agreement, dated as of August 9, 2001, among the Company and the investors listed therein.
10	.14(1)	Amended and Restated Preferred Investors’ Rights Agreement, dated as of May 12, 2006, among the Company and the parties listed therein.
10	.15(1)	Lease Agreement, dated as of July 9, 2002, as amended, between the Company and Boston Properties Limited Partnership.
10	.16(2)	Fourth Amendment to Lease, dated as of November 26, 2007, between the Company and Boston Properties Limited Partnership.
10	.17(1)	Form of Indemnification Agreement between the Company and certain entities that sold stock in the Company’s initial public offering.
10	.18(3)#	2008 Executive Incentive Plan.
10	.19(3)	Master Services Agreement dated July 19, 2007 by and between the Company and Sentinel Properties-Bedford, LLC, as amended.
10	.20(4)	Fifth Amendment to Lease, dated as of April 14, 2008, between the Company and Boston Properties Limited Partnership.
10	.21(5)	Lease, dated as of May 30, 2008, between the Company and Centerra Office Tech I, LLC.
10	.22(5)	Lease, dated as of May 30, 2008, between the Company and McWhinney 409CC, LLC.
10	.23(6)#	Amendment to 2007 Employee Stock Purchase Plan.
10	.24(7)	First Amendment to Lease, dated as of October 8, 2008, between the Company and McWhinney 409CC, LLC.
10	.25(8)#	Letter Agreement dated December 9, 2008 between the Company and Gail F. Goodman.
10	.26(8)#	Letter Agreement dated December 9, 2008 between the Company and Steven R. Wasserman.
10	.27(1)	Loan and Security Agreement, dated February 27, 2003, as amended, between the Company and Silicon Valley Bank.
10	.28*#	2009 Executive Cash Incentive Bonus Plan.
10	.29(9)#	Letter Agreement, dated March 7, 2007, between the Company and Robert P. Nault.
10	.30(8)#	Letter Agreement, dated December 9, 2008, between the Company and Robert P. Nault.
10	.31(8)#	Letter Agreement, dated December 9, 2008, between the Company and Ellen Brezniak.
10	.32*#	Letter Agreement, dated December 9, 2008, between the Company and Nancie Freitas, amending a Letter Agreement, dated November 17, 2005 between the Company and Nancie Freitas.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of PricewaterhouseCoopers LLP.

Exhibit
Number		Description

31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381) filed with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2007.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 14, 2008.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2008.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2008.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the Securities and Exchange Commission on August 13, 2008.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the Securities and Exchange Commission on November 7, 2008.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2008.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-149918) filed with the Securities and Exchange Commission.