Form 10-Q
period 2009-03-31
Constant Contact, Inc.
filed 2009-05-08
CIK 1405277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 7, 2009, there were 28,221,606 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information
Item 1. Financial Statements
Constant Contact, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2009	2008
Assets
Current assets
Cash and cash equivalents	$49,740	$73,243
Short-term marketable securities	58,146	33,932
Accounts receivable, net of allowance for doubtful accounts of $8 and $17 as of March 31, 2009 and December 31, 2008, respectively	56	40
Prepaid expenses and other current assets	3,244	3,670

Total current assets	111,186	110,885
Property and equipment, net	19,765	15,799
Restricted cash	308	308
Other assets	126	150

Total assets	$131,385	$127,142

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,866	$4,786
Accrued expenses	5,671	5,461
Deferred revenue	17,112	15,052

Total current liabilities	28,649	25,299
Long-term accrued rent	2,627	1,853

Total liabilities	31,276	27,152

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized at March 31, 2009 and December 31, 2008; 28,211,606 and 28,170,812 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	282	282
Additional paid-in capital	145,586	144,414
Accumulated other comprehensive income	60	106
Accumulated deficit	(45,819)	(44,812)

Total stockholders’ equity	100,109	99,990

Total liabilities and stockholders’ equity	$131,385	$127,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
(In thousands, except per share data)	2009	2008
Revenue	$28,118	$18,167
Cost of revenue	8,129	4,783

Gross profit	19,989	13,384

Operating expenses
Research and development	4,146	3,329
Sales and marketing	13,831	8,668
General and administrative	3,145	2,025

Total operating expenses	21,122	14,022

Loss from operations	(1,133)	(638)
Interest income	126	976

Net (loss) income	$(1,007)	$338

Net (loss) income per share:

Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.01

Weighted average shares outstanding used in computing per share amounts:

Basic	28,143	27,546
Diluted	28,143	29,067
The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Cash flows from operating activities
Net (loss) income	$(1,007)	$338
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	1,763	882
Accretion of discount on investments	(52)	(13)
Stock-based compensation expense	1,073	560
(Recovery) provision for bad debts	(9)	3
Changes in operating assets and liabilities
Accounts receivable	(7)	37
Prepaid expenses and other current assets	426	259
Other assets	24	52
Accounts payable	1,080	(1,088)
Accrued expenses	210	1,194
Deferred revenue	2,060	1,681
Long-term accrued rent	774	(19)

Net cash provided by operating activities	6,335	3,886

Cash flows from investing activities
Purchases of short-term marketable securities	(24,208)	—
Proceeds from maturities of short-term marketable securities	—	3,050
Acquisition of property and equipment, including costs capitalized for development of internal use software	(5,706)	(3,197)

Net cash used in investing activities	(29,914)	(147)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to the exercise of stock options	76	41
Payments of issuance costs for public offering of common stock	—	(354)

Net cash provided by (used in) financing activities	76	(313)

Net (decrease) increase in cash and cash equivalents	(23,503)	3,426
Cash and cash equivalents, beginning of period	73,243	97,051

Cash and cash equivalents, end of period	$49,740	$100,477

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
The condensed consolidated balance sheet at December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2009 and consolidated results of operations for the three months ended March 31, 2009 and 2008 and consolidated cash flows for the three months ended March 31, 2009 and 2008, have been made. The condensed consolidated results of operations and cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2009.
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

Revenue Recognition
The Company provides its products through subscription arrangements whereby the customer is charged a fee for access to its products. Subscription arrangements include access to use the Company’s software via the Internet and support services, such as telephone support. The Company follows the guidance of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force (“EITF”) Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware, which applies when customers do not have the right to take possession of the software and use it on another entity’s hardware. When there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed probable, the Company recognizes revenue on a daily basis over the subscription period as the services are delivered. Delivery is considered to have occurred at the time the customer has paid for the products and has access to their account via a log-in and password.
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
Software and Web Site Development Costs
The Company follows the guidance of Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF Issue No. 00-02, Accounting for Web Site Development Costs, in accounting for the development costs of its on-demand products and website. This guidance requires that certain direct costs to develop functionality as well as certain upgrades and enhancements that are probable to result in additional functionality are capitalized. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized as part of property and equipment until the software is substantially complete and ready for its intended use.
Comprehensive (Loss) Income
Comprehensive (loss) income includes net (loss) income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive (loss) income is unrealized gains and losses on available-for-sale securities. The Company had gross unrealized gains and losses of $70 and ($10), respectively as of March 31, 2009. As of December 31, 2008, the Company had gross unrealized gains $106 and no unrealized losses. There were no realized gains or losses recorded to net loss or income for either of the three month periods ended March 31, 2009 or 2008.
Comprehensive (loss) income was as follows:

	Three months ended
	March 31,
	2009	2008
Net (loss) income	$(1,007)	$338
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net	(46)	(2)

Comprehensive (loss) income	$(1,053)	$336

Fair Value of Financial Instruments
The Company applies Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities and, effective January 1, 2009, for non-financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, that may be used to measure fair value:
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
The Company’s cash equivalents of $44,550 as of March 31, 2009, which were invested in money market instruments, were carried at fair value based on quoted market prices. The Company’s marketable securities of $58,146 as of March 31, 2009, which were invested in short-term agency bonds, government securities and commercial paper, were also carried at fair value based on quoted market prices. Quoted market prices are a level 1 measurement in the hierarchy of fair value measurements defined by SFAS 157. The Company’s cash equivalents of $68,791 and marketable securities of $33,932 as of December 31, 2008, which were invested in money market instruments and short-term government securities, respectively, were carried at fair value based on quoted market prices which is a level 1 measurement.
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of unrestricted common shares outstanding for the period.
Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of unrestricted common shares outstanding during the period and the weighted average number of potential common shares from the assumed exercise of stock options and the vesting of shares of restricted common stock using the “treasury stock” method when the effect is not anti-dilutive.
The following is a summary of the shares used in computing basic and diluted net income (loss) per share:

	Three months ended
	March 31,
	2009	2008
Weighted average shares used in calculating basic net income (loss) per share	28,142,792	27,546,497
Stock options	—	1,427,165
Warrants	—	510
Restricted shares	—	92,842

Shares used in computing diluted net income (loss) per share	28,142,792	29,067,014

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share because they had an anti-dilutive impact, either because the Company had a net loss or because the proceeds from the exercise of common stock equivalents under the treasury stock method were in excess of the average fair market value during the quarter:

	March 31,
	2009	2008
Options to purchase common stock	3,336,842	456,459
Warrants to purchase common stock	520	—
Restricted shares	36,008	—

Total options, warrants and restricted shares exercisable into common stock	3,373,370	456,459

Accounting for Stock-Based Compensation
The Company follows the guidance of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”) a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and related interpretations. SFAS 123R requires all share-based compensation to employees and directors, including grants of stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable service period.
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
Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the reported net income.

Recent Accounting Pronouncements
In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption of SFAS 157 for non-financial assets and non-financial liabilities as of January 1, 2009 did not have a material impact on the Company’s financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. Under this FSP, our unvested restricted stock grants are now considered participating securities. The two-class method requires earnings to be allocated between common shareholders and holders of unvested restricted stock grants. As of the adoption on January 1, 2009, we retrospectively recomputed earnings per common share for all periods presented, but the modified calculation resulted in no change to the earnings per common share we have reported historically.
3. Stockholders’ Equity
Warrants
In connection with a term loan, the proceeds of which were used to acquire property and equipment, the Company granted a warrant to purchase 520 shares of common stock at an exercise price of $0.38 per share. The warrant, originally due to expire in November 2007, was extended until March 2014. As of March 31, 2009, the warrant remained outstanding.
4. Stock-Based Awards
Stock Incentive Plan
The Company’s 2007 Stock Incentive Plan (“2007 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards with a maximum term of ten years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. As of March 31, 2009, 1,761,100 shares of common stock were available for issuance under the 2007 Plan.
Stock Purchase Plan
The Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), became effective upon the completion of the Company’s initial public offering. Six-month offering periods begin on January 1 and July 1 of each year during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price for offerings is equal to 85% of the closing market price of the Company’s common stock at the end of the offering period. The first offering period of 2009 began on January 1, 2009 and will be completed on June 30, 2009. As of March 31, 2009, 311,967 shares of common stock were available for issuance to participating employees under the Purchase Plan.
Restricted Stock
During the year ended December 31, 2005, the Company sold 192,010 shares of restricted stock to a certain employee. The vesting of this award is time-based and restrictions lapse over four years. The Company did not record compensation expense because the shares were sold at fair value. At March 31, 2009 and December 31, 2008, 36,008 and 48,008 shares, respectively, remained unvested. No shares have been forfeited.
Stock-Based Compensation Expense
Under the provisions of SFAS 123R, the Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three months ended
	March 31,
	2009	2008
Cost of revenue	$147	$71
Research and development	223	147
Sales and marketing	234	136
General and administrative	469	206

	$1,073	$560

Additionally, the Company capitalized approximately $23 of stock-based compensation related to the development of internal use software for the three months ended March 31, 2009. No stock-based compensation expense was capitalized during the three months ended March 31, 2008.
5. Income Taxes
The Company did not provide for any income taxes in the three month periods ended March 31, 2009 and 2008.
The Company had gross deferred tax assets of $16,600 at December 31, 2008, which did not change significantly at March 31, 2009. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because at March 31, 2009 and December 31, 2008, it was not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized.
The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2009 or December 31, 2008. As of March 31, 2009 and December 31, 2008, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2004 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.
6. Accrued Expenses

	March 31,	December 31,
	2009	2008
Payroll and payroll related	$2,032	$2,211
Licensed software and maintenance	1,177	981
Marketing programs	594	569
Other accrued expenses	1,868	1,700

	$5,671	$5,461

7. Commitments and Contingencies
Operating Leases
The Company leases its headquarters under a noncancelable operating lease effectively signed in 2005 and amended at various points to modify the terms of the lease and to increase the amount of space through the term of the lease. The lease arrangement, as amended, includes certain lease incentives, payment escalations and rent holidays, the net effect of which has been accrued and is being recognized as a reduction to rent expense such that rent expense is recognized on a straight-line basis over the term of occupancy.
In May 2008, the Company entered into two lease agreements with two related lessors in connection with a second sales and support office. The first agreement provides for temporary space through the end of the month that the long-term space is made available. The second agreement provides for the lease of long-term space for ten years from the date the space is made available to the Company. The long-term space was made available in April 2009. The agreement for long-term space contains certain lease incentives and payment escalations, the net effect of which has been accrued such that rent expense is being recognized on a straight-line basis over the term of occupancy.
The accrued rent balance was $2,995 at March 31, 2009, of which $368 was included in accrued expense and $2,627 was included in long-term accrued rent. The accrued rent balance was $2,210 at December 31, 2008, of which $357 was included in accrued expense and $1,853 was included in long-term accrued rent. Total rent expense under operating leases was $778 and $498 for the three months ended March 31, 2009 and 2008, respectively.
As of March 31, 2009, future minimum lease payments under noncancelable operating leases for the years ending December 31 are as follows:

Remainder of 2009	$2,096
2010	2,500
2011	840
2012	857
2013 and thereafter	5,836

Total	$12,129

Hosting Services
The Company has agreements with two vendors to provide specialized space and related services from which the Company hosts its software application. In February 2009, the Company issued a new commitment to one of its vendors for hosting space and related services for two additional years, commencing March 1, 2009. This commitment superceded the prior monthly commitment set to expire in 2009. As of March 31, 2009, future minimum payments under the agreements for the years ended December 31 are as follows:

Remainder of 2009	$2,403
2010	3,255
2011	1,900
2012	1,661
2013	774

Total	$9,993

Vendor Commitments
As of March 31, 2009, the Company had issued purchase orders to and entered into contractual commitments with various vendors totaling $6,055. This amount relates primarily to marketing programs and other services to be delivered during 2009.
Letters of Credit and Restricted Cash
As of March 31, 2009 and December 31, 2008, the Company maintained a letter of credit totaling $308 for the benefit of the landlord of the Company’s corporate headquarters lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $308 as of March 31, 2009 and December 31, 2008 to secure the letter of credit. This amount was classified as restricted cash in the balance sheet at March 31, 2009 and December 31, 2008.
Indemnification Obligations
The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and certain other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of March 31, 2009, the Company does not expect it will incur any significant liabilities under these indemnification agreements.
8. 401(k) Savings Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. Effective January 1, 2009, the Company has elected to make matching contributions for the plan year ending December 31, 2009 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s compensation. Through March 31, 2009, the Company has made matching contributions of $293 for the plan year ending December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 12, 2009. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
We provide our products on an on-demand basis through a web browser. Our email marketing customers pay a monthly subscription fee that generally ranges between $15 per month and $150 per month based on the size of their contact lists and, in some cases, volume of mailings. Our survey customers pay a flat monthly fee of $15 that enables them to receive and track a maximum of 5,000 survey responses per month. We offer discounts for multiple product purchases and prepayments and to non-profits.
At March 31, 2009, we had 280,938 email marketing customers. We measure our customer base as the number of email marketing customers that we bill directly in the last month of a period. We market our products and acquire our customers through a variety of sources including online marketing through search engines and advertising on online networks and other websites, offline marketing through radio advertising, local seminars and other marketing efforts, contractual relationships with our channel partners, referrals from our growing customer base and general brand awareness. We also include a link to our website in the footer of emails sent by our customers each month.
Key Financial and Operating Metrics
In connection with the ongoing operation of our business, our management regularly reviews key financial and operating metrics including revenue, expenses, average monthly revenue growth, average revenue per email marketing customer, cost of acquisition, net customer additions, customer attrition, customer satisfaction rates, average speed of answer for customer support calls, email deliverability rates, and capital expenditures, among others. Management considers these financial and operating metrics critical to understanding and improving our business, reviewing our historical performance, benchmarking our performance versus other companies and identifying current and future trends, and for budgeting and planning purposes.
In addition, we consider the following non-GAAP financial measures to be key indicators of our financial performance:

•	“adjusted EBITDA” defined as GAAP net income (loss) plus depreciation and amortization and stock-based compensation and minus net interest income.

•	“adjusted EBITDA margin” defined as adjusted EBITDA divided by revenue.

•	“free cash flow” defined as net cash flow from operating activities less acquisition of property plant and equipment.
We believe that these non-GAAP financial measures are useful to management and investors in evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations. These non-GAAP financial measures, however, are not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered a substitute for GAAP operating income (loss), GAAP net income (loss) or cash flows from operating, investing and financing activities as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.
Certain Trends and Uncertainties
The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary, however, should be considered along with the factors identified in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly report on Form 10-Q and elsewhere in this report.
•	We continue to closely monitor current adverse economic conditions, particularly as they impact small businesses and associations. We are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business.

•	We believe that given the potential size of our market and the relatively low barriers to entry, competition will continue to increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

•	As of March 31, 2009, we had cash and cash equivalents and short-term marketable securities of approximately $108 million. Over the last twelve months, we have experienced a substantial decline in our investment income as a result of the reduction in interest rates generally. We currently anticipate that our investment income in 2009 will be substantially less than our investment income in 2008.
Sources of Revenue
We derive our revenue principally from subscription fees from our customers. Our revenue is driven primarily by the number of paying customers and the subscription fees for our products, and is not concentrated within any one customer or group of customers. In 2008, our top 100 email marketing customers accounted for approximately 1% of our total email marketing revenue. We do not require our customers to commit to a contractual term; however, our customers are required to prepay for subscriptions on a monthly, semi-annual, or annual basis by providing a credit card or check form of payment. Fees are recorded initially as deferred revenue and then recognized as revenue on a daily basis over the prepaid subscription period.

We also generate a small amount of revenue from professional services, which primarily consist of ancillary services related to our products. Revenue generated from professional services accounted for approximately 1% of gross revenue for each of the three months ended March 31, 2009 and 2008.
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
Research and Development. Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on improving ease of use, functionality and technological scalability of our existing products as well as developing new offerings. We primarily expense research and development costs. However, direct development costs related to software enhancements that add functionality are capitalized and depreciated over their useful life. We expect that on an annual basis, research and development expenses will increase in absolute dollars as we continue to enhance and expand our product offerings, but decrease as a percentage of revenue as we expect to continue to grow our revenue at a faster rate.
Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees, and the portion of customer support costs that relate to assisting trial customers. Advertising costs consist primarily of pay-per-click payments to search engines, other online and offline advertising media, including radio and print advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships, and event costs. Our advertising and promotional expenses have historically been highest in the fourth quarter of each year as this reflects a period of increased sales and marketing activity for many small organizations. In order to continue to generate brand and category awareness and to grow our business, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect that, on an annual basis, sales and marketing expenses will increase in absolute dollars, but decrease as a percentage of revenue as we expect to continue to grow our revenue at a faster rate.
General and Administrative. General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology, finance and accounting personnel, professional fees, certain taxes and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the anticipated growth of our business. Therefore, we expect that our general and administrative expenses will increase in absolute dollars, but remain generally consistent as a percentage of revenue as we expect to continue to grow our revenue at a similar rate.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our significant accounting policies, which are described in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC, the following accounting policies involve the most judgment and complexity:
•	Revenue recognition;

•	Income taxes;

•	Software and website development costs; and

•	Stock-based compensation.
Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.
There have been no material changes in our critical accounting policies since December 31, 2008. For further information please see the discussion of critical accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.
Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Revenue. Revenue for the three months ended March 31, 2009 was $28.1 million, an increase of $9.9 million, or 55%, over revenue of $18.2 million for the three months ended March 31, 2008. The increase in revenue resulted primarily from an 52% increase in the number of average monthly email marketing customers and an increase in average revenue per customer. Average monthly email marketing customers increased to 266,770 in the three months ended March 31, 2009 from 175,183 in the three months ended March 31, 2008, while average revenue per customer in the three months ended March 31, 2009 increased to $35.13 from $34.57 in the three months ended March 31, 2008. We expect our average revenue per customer to increase in 2009 as we expect to generate additional revenue from our email marketing customers from the sale of add-on features to our email marketing product and from our survey product.
Cost of Revenue. Cost of revenue for the three months ended March 31, 2009 was $8.1 million, an increase of $3.3 million, or 70%, over cost of revenue of $4.8 million for the three months ended March 31, 2008. As a percentage of revenue, cost of revenue was 29% for the three months ended March 31, 2009 and 26% for the three months ended March 31, 2008. The increase primarily resulted from a 52% increase in the number of average monthly email marketing customers which resulted in increased hosting and operations expense and customer support costs. Additionally, we opened a second third-party hosting facility in the first quarter of 2008 and a second sales and customer support office in the third quarter of 2008. Our cost of revenue increased due to the impact of operating these two facilities for the full first quarter of 2009. Of the increase in cost of revenue, $1.4 million resulted from increased personnel costs attributable to additional employees in our customer support and operations groups to support customer growth during the period and $890,000 resulted from increased depreciation, hosting and maintenance costs as a result of scaling and adding capacity to our hosting infrastructure, inclusive of the impact of opening our second third-party hosting facility. We also experienced an increase of $715,000 in occupancy costs due to the increase in employees in our customer support and operations group and from opening our second sales and customer support office. Approximately $337,000 of the increase related to increased credit card processing fees due to a higher volume of billing transactions.
Research and Development Expenses. Research and development expenses for the three months ended March 31, 2009 were $4.1 million, an increase of $817,000, or 25%, over research and development expenses of $3.3 million for the three months ended March 31, 2008. As a percentage of revenue, research and development expenses were 15% for the three months ended March 31, 2009 and 18% for the three months ended March 31, 2008. The increase in absolute dollars was primarily due to additional personnel related costs of $673,000 because we increased the number of research and development employees to further enhance our products.
Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2009 were $13.8 million, an increase of $5.1 million, or 60%, over sales and marketing expenses of $8.7 million for the three months ended March 31, 2008. As a percentage of revenue, sales and marketing expenses were 49% for the three months ended March 31, 2009 and 48% for the three months ended March 31, 2008. The increase was primarily due to increased advertising and promotional expenditures of $3.2 million due to continued expansion of our multi-channel marketing strategy including our national radio advertising campaign. Additionally, personnel related costs increased by $1.1 million because we added employees in an effort to generate sales leads and accommodate the growth in sales leads. The increase in employees in sales and marketing also led to an increase of $194,000 in occupancy costs. Partner referral fees increased by $331,000 as the number of customers generated from our channel partners increased.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2009 were $3.1 million, an increase of $1.1 million, or 55%, over general and administrative expenses of $2.0 million for the three months ended March 31, 2008. As a percentage of revenue, general and administrative expenses were 11% for both the three months ended March 31, 2009 and 2008. The increase in absolute dollars was primarily due to additional personnel related costs of $815,000 because we increased the number of general and administrative employees to support our overall growth, and because our stock-based compensation expense increased due to additional stock option grants.
Interest Income. Interest income for the three months ended March 31, 2009 was $126,000, a decrease of $850,000 from interest income of $976,000, for the three months ended March 31, 2008. The decrease was due entirely to the decrease in interest rates applicable to our cash equivalents and short-term marketable securities in the first quarter of 2009 as compared to the first quarter of 2008. We anticipate a significant decrease in interest income in 2009 as compared to 2008 due to the overall decrease in interest rates.
Liquidity and Capital Resources
At March 31, 2009, our principal sources of liquidity were cash and cash equivalents and marketable securities of $107.9 million.
Since our inception we have financed our operations primarily through the sale of redeemable convertible preferred stock, issuance of convertible promissory notes, borrowings under credit facilities and, to a lesser extent, cash flow from operations. On October 9, 2007, we completed our initial public offering, in which we issued and sold 6,199,845 shares of common stock at a price to the public of $16.00 per share. We raised approximately $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. We used $2.6 million of proceeds to repay our outstanding principal and interest under our term loan facility. In April 2008, we completed a secondary public offering in which we issued and sold 314,465 shares of common stock at a price to the public of $16.00 per share. We raised approximately $4.0 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. In the future, we anticipate that our primary sources of liquidity will be cash generated from our operating activities.
Cash Provided By Operating Activities
Net cash provided by operating activities was $6.3 million for the three months ended March 31, 2009 as compared to $3.9 million for the three months ended March 31, 2008. Net cash provided by operating activities for the three months ended March 31, 2009 consisted of the contributions from working capital accounts of $3.8 million, non-cash charges of $2.8 million and in increase in long-term accrued rent of $774,000 partially offset by the net loss of $1.0 million. The contribution from working capital accounts was primarily due to an increase in deferred revenue of $2.1 million, an increase in accounts payable and accrued expenses of $1.3 million and a decrease in prepaid expenses and other receivables of $426,000. The non-cash charges consisted primarily of depreciation and amortization of $1.8 million and stock-based compensation expense of $1.1 million. Net cash provided by operating activities for the three months ended March 31, 2008 consisted of the contributions from net income of $338,000, from working capital accounts of $2.1 million and from non-cash charges of $1.4 million. The contribution from working capital accounts was primarily due to an increase in deferred revenue of $1.7 million and a decrease in prepaid expenses and other receivables of $259,000. Cash provided by an increase in accrued expenses of $1.2 million was mostly offset by a decrease in accounts payable of $1.1 million. The non-cash charges consisted primarily of depreciation and amortization of $882,000 and stock-based compensation expense of $560,000.
Cash Used In Investing Activities
Net cash used in investing activities was $29.9 million for the three months ended March 31, 2009 compared to $147,000 for the three months ended March 31, 2008. Net cash used in investing activities during the three months ended March 31, 2009 consisted of the purchase of short-term marketable securities of $24.2 million and the acquisition of property and equipment of $5.7 million. Property and equipment purchases consisted of hardware and software to support our product infrastructure, capitalization of certain software development costs, computer equipment for our employees and equipment and leasehold improvements primarily related to our second sales and support office. Net cash used in investing activities during the three months ended March 31, 2008 consisted primarily of cash paid to purchase property and equipment of $3.2 million partially offset by cash received from the maturities of marketable securities of $3.1 million. Property and equipment purchases consisted of hardware and software to support our product infrastructure, capitalization of certain software development costs, computer equipment for our employees and equipment and leasehold improvements primarily related to additional office space.
Cash Provided By (Used In) Financing Activities
Net cash provided by financing activities was $76,000 for the three months ended March 31, 2009 and was due to proceeds from the issuance of our common stock pursuant to the exercise of stock options. Net cash used in financing activities was $313,000 for the three months ended March 31, 2008 and was primarily due to the payments of issuance costs for our secondary public offering of common stock, which was completed in the second quarter of 2008. We capitalized issuance costs of $354,000 for our secondary public offering and, as of March 31, 2008, these amounts were included in prepaid expenses and other current assets. This was partially offset by proceeds from the issuance of our common stock pursuant to the exercise of stock options.
Contractual Obligations
We lease our headquarters under a noncancelable operating lease effective through 2010. In May 2008, we entered into two lease agreements with two related lessors in connection with opening a second sales and support office. The first agreement provides for temporary space through the end of the month that the long-term space is made available. The second agreement provides for long-term space for ten years from the date the space is made available to us. The long-term space was made available to us in April 2009.
We have agreements with two vendors to provide specialized space and related services from which we host our software application. The agreements include payment commitments that expire at various dates through 2013.
As of March 31, 2009, we had issued purchase orders to and entered into contractual commitments with various vendors totaling approximately $6.1 million related primarily to marketing programs and other services to be delivered during 2009.
The following table summarizes our contractual obligations at March 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due In
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)
Operating lease obligations	$12,129	$2,802	$2,846	$1,739	$4,742
Hosting commitments	9,993	2,799	5,175	2,019	—
Vendor commitments	6,055	6,055	—	—	—

Total	$28,177	$11,656	$8,021	$3,758	$4,742

Our future capital requirements may vary materially from those now planned and will depend on many factors, including, but not limited to, development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the establishment of additional offices in the United States and worldwide and the building of infrastructure necessary to support our anticipated growth, the response of competitors to our products and our relationships with suppliers and clients. Since the introduction of our on-demand email marketing product in 2000, we have experienced increases in our expenditures to accommodate expected growth in our operations and personnel, and we anticipate that our expenditures will continue to increase on an absolute dollar basis in the future.
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
Recent Accounting Pronouncements
In February 2008, the Financial Accounting Standards Board (the “FASB”) issued Financial Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of Statement of Financial Accounting Standards 157, Fair Value Measurements (“SFAS 157”) for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption of SFAS 157 for our non-financial assets and non-financial liabilities as of January 1, 2009 did not have a material impact on our financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. Under this FSP, our unvested restricted stock grants are now considered participating securities. The two-class method requires earnings to be allocated between common shareholders and holders of unvested restricted stock grants. As of the date of adoption on January 1, 2009, we retrospectively recomputed earnings per common share for all periods presented, but the modified calculation resulted in no change to the earnings per common share we have reported historically.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. We bill our customers in U.S. dollars and receive payment in U.S. dollars. Accordingly, our results of operations and cash flows are not subject to material fluctuations due to changes in foreign currency exchange rates.
Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $107.9 million at March 31, 2009 which consisted of cash, money market instruments, short-term government securities, agency bonds and commercial paper. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the short-term nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We expect that declines in interest rates will reduce our interest income in 2009 as compared to 2008.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Current economic conditions may further negatively affect the small business sector, which may cause our customers to terminate existing accounts with us or cause potential customers to fail to purchase our products, resulting in a decrease in our revenue and impairing our ability to operate profitably.
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
Our system stores our customers’ proprietary email distribution lists, credit card information and other critical data. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage our reputation. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, as we continue to grow our customer base and our brand becomes more widely known and recognized, we may become a more inviting target for third parties seeking to compromise our security systems. Many states, including Massachusetts, have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers and fail to acquire new customers. If we fail to maintain our compliance with the data protection policy documentation standards adopted by the major credit card issuers, we could lose our ability to offer our customers a credit card payment option. Any loss of our ability to offer our customers a credit card payment option would make our products less attractive to many small organizations by negatively impacting our customer experience and significantly increasing our administrative costs related to customer payment processing.
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

The market in which we participate is highly competitive and, if we do not compete effectively, our operating results could be harmed.
The market for our products is highly competitive and rapidly changing, and the barriers to entry are relatively low. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, limit customer attrition and maintain our prices.
Our principal competitors include providers of email marketing products for small to medium size businesses such as Vertical Response, Inc., iContact Corporation, AWeber Systems, Inc., Protus, Inc. (Campaigner®), Emma, Inc., The Rocket Science Group LLC (MailChimptm), VistaPrint Limited and Lyris Technologies, Inc., as well as the in-house information technology capabilities of prospective customers. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, there are a number of other vendors that are focused on providing email marketing products for larger organizations, including Alterian Inc., ExactTarget, Inc., Responsys Inc., Silverpop Systems Inc., StrongMail Systems, Inc. and CheetahMail, Inc. (a subsidiary of Experian Group Limited). While we do not compete currently with vendors serving larger customers, we may face future competition from these providers if they determine that our target market presents an opportunity for them. Finally, in the future, we may experience competition from Internet Service Providers, or ISPs, advertising and direct marketing agencies and other large established businesses, such as Microsoft Corporation, Google Inc. or Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these ISPs or other businesses could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering. Our survey product competes with similar offerings by Zoomerang (a division of Market Tools, Inc.) and Surveymonkey.com Corporation and with offerings from some of our email marketing competitors.
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
Some of the internet protocol addresses associated with our email marketing product are owned and controlled by Internap Network Services Corporation. We are currently migrating to internet protocol addresses owned and controlled solely by us. If we experience difficulties with this migration, our deliverability rates could suffer and it could undermine the effectiveness of our customers’ email marketing campaigns. This, in turn, could harm our business and financial performance.

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
We depend on email to market to and communicate with our customers, and our customers rely on email to communicate with their constituents. Various private entities attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, ISPs and Internet protocol addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company’s Internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist.
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
Our customers’ use of our products and website to transmit negative messages or website links to harmful applications could damage our reputation, and we may face liability for unauthorized, inaccurate or fraudulent information distributed via our products.
Our customers could use our email marketing product or website to transmit negative messages or website links to harmful applications, reproduce and distribute copyrighted material without permission, or report inaccurate or fraudulent data or information. Any such use of our products could damage our reputation and we could face claims for damages, copyright or trademark infringement, defamation, negligence or fraud. Moreover, our customers’ promotion of their products and services through our email marketing product may not comply with federal, state and foreign laws. We cannot predict whether our role in facilitating these activities would expose us to liability under these laws. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
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
We maintain a network of active channel partners, which include national small business service providers as well as local small business service providers such as web developers and marketing agencies, which refer customers to us through links on their websites and outbound promotion to their customers. If we are unable to maintain our contractual relationships with existing channel partners or establish new contractual relationships with potential channel partners, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us. The number of customers we are able to add through these marketing relationships is dependent on the marketing efforts of our partners over which we exercise very little control, and a significant decrease in the number of gross customer additions generated through these relationships could adversely affect the size of our customer base and revenue.
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
Our success will depend in part on the ability of our senior management to manage this expected growth effectively. To do so, we believe we will need to continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems, which will likely include installing a new customer billing system in 2009. The expected addition of new employees and the capital investments that we anticipate will be necessary to manage our anticipated growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our anticipated growth, we will be unable to execute our business plan.

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
Our production disaster recovery system is located at one of our third-party hosting facilities. Our corporate disaster recovery system is located at our headquarters in Waltham, Massachusetts. Neither system provides real time backup or has been tested under actual disaster conditions and neither system may have sufficient capacity to recover all data and services in the event of an outage. In the event of a disaster in which our production system hardware and the disaster recovery operations for our production system hardware are irreparably damaged or destroyed, we would experience interruptions in access to our products. Moreover, our headquarters, our production system hardware and the disaster recovery operations for our production system hardware are all located within several miles of each other. As a result, any regional disaster could affect all three locations equally. Any or all of these events could cause our customers to lose access to our products.
We rely on third-party computer hardware and software that may be difficult to replace or that could cause errors or failures of our service, and that requires us to closely monitor our usage to ensure that we remain in compliance with any applicable licensing requirements.
We rely on computer hardware purchased and software licensed from third parties in order to offer our products, including hardware from such large vendors as International Business Machines Corporation, Dell Computer Corporation, Sun Microsystems, Inc. and EMC Corporation. This hardware and software may not continue to be available on commercially reasonable terms, or at all. If we lose the right to use any of this hardware or software or such hardware or software malfunctions, our customers could experience delays or be unable to access our services until we can obtain and integrate equivalent technology or repair the cause of the malfunctioning hardware or software. Any delays or failures associated with our services could upset our customers and harm our business. In addition, if we fail to remain in compliance with the licensing requirements of any third-party computer hardware and software we use, we may be subject to unanticipated expenses, auditing costs, penalties and the loss of such hardware and software, all of which could have a material adverse effect on our financial condition and results of operations.
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
We have incurred net losses in the past and we expect to incur net losses in the future. As of March 31, 2009, our accumulated deficit was $45.8 million. Our recent net losses were $1.0 million for the three months ended March 31, 2009 and $2.1 million for the year ended December 31, 2008. The quarter ended March 31, 2008 is the only quarter in which we generated a profit. There is no guarantee we will be profitable in the future. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be profitable in any future period. Our recent revenue growth may not be indicative of our future performance. In future periods, we may not have any revenue growth, or our revenue could decline.
We are incurring significant costs as a result of operating as a public company, and our management has been, and will continue to be, required to devote substantial time to compliance initiatives.
The Sarbanes-Oxley Act of 2002, and rules subsequently implemented by the SEC and the NASDAQ Stock Market, require public companies to meet certain corporate governance standards. Our management and other personnel devote a substantial amount of time to these initiatives. Moreover, as a public company, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In order to comply with Section 404 of the Sarbanes-Oxley Act’s requirements relating to internal controls over financial reporting for the year ended December 31, 2008, we incurred substantial accounting expense and expended significant management time on compliance-related issues and we expect to incur such expenses and expend such time in the future. In addition, we will continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If in the future we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered securities during the three months ended March 31, 2009.
On October 9, 2007, we completed our initial public offering, in which 7,705,000 shares of common stock were sold at a price of $16.00 per share. We sold 6,199,845 shares of our common stock in the offering and the selling stockholders sold 1,505,155 of the shares of common stock in the offering. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-144381), which was declared effective by the SEC on October 2, 2007. The offering commenced as of October 3, 2007 and did not terminate before all of the securities registered in the registration statement were sold. CIBC World Markets Corp., Thomas Weisel Partners LLC, William Blair & Company, L.L.C., Cowen and Company, LLC and Needham & Company, LLC acted as representatives of the underwriters. We raised approximately $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering costs were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. From the effective date of the registration statement through March 31, 2009, we used $2.6 million of the net proceeds to repay our outstanding principal and interest under our term loan facility with Silicon Valley Bank. We intend to use the remaining net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. Pending these uses, we have invested the funds in registered money market accounts and in short-term investment grade and U.S. government securities. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
Item 6. Exhibits The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed (other than exhibit 32.1 and exhibit 32.2) as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTANT CONTACT, INC.
Date: May 8, 2009	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2009	By:	/s/ Steven R. Wasserman
Steven R. Wasserman
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.