Form 10-Q
period 2009-06-30
Constant Contact, Inc.
filed 2009-08-07
CIK 1405277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     As of August 6, 2009, there were 28,305,322 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information

Item 1.	Financial Statements
Constant Contact, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2009	2008
Assets
Current assets
Cash and cash equivalents	$39,191	$73,243
Short-term marketable securities	67,678	33,932
Accounts receivable, net	89	40
Prepaid expenses and other current assets	3,375	3,670

Total current assets	110,333	110,885
Property and equipment, net	22,075	15,799
Restricted cash	750	308
Other assets	145	150

Total assets	$133,303	$127,142

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,575	$4,786
Accrued expenses	6,518	5,461
Deferred revenue	18,297	15,052

Total current liabilities	28,390	25,299
Long-term accrued rent	3,038	1,853

Total liabilities	31,428	27,152

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding as of June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,295,322 and 28,170,812 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	283	282
Additional paid-in capital	147,291	144,414
Accumulated other comprehensive income	81	106
Accumulated deficit	(45,780)	(44,812)

Total stockholders’ equity	101,875	99,990

Total liabilities and stockholders’ equity	$133,303	$127,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008	2009	2008
Revenue	$30,955	$20,771	$59,073	$38,938
Cost of revenue	8,897	5,649	17,026	10,432

Gross profit	22,058	15,122	42,047	28,506

Operating expenses
Research and development	4,525	3,701	8,671	7,030
Sales and marketing	14,281	10,220	28,112	18,888
General and administrative	3,373	2,299	6,518	4,324

Total operating expenses	22,179	16,220	43,301	30,242

Loss from operations	(121)	(1,098)	(1,254)	(1,736)

Interest income	160	709	286	1,685

Net income (loss)	$39	$(389)	$(968)	$(51)

Net income (loss) per share:

Basic	$0.00	$(0.01)	$(0.03)	$(0.00)
Diluted	$0.00	$(0.01)	$(0.03)	$(0.00)

Weighted average shares outstanding used in computing per share amounts:

Basic	28,207	27,856	28,175	27,701
Diluted	29,421	27,856	28,175	27,701
The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2009	2008
Cash flows from operating activities
Net loss	$(968)	$(51)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	3,761	2,230
Accretion of discount on investments	(36)	(17)
Stock-based compensation expense	2,312	1,204
(Recovery) provision for bad debts	(4)	4
Changes in operating assets and liabilities
Accounts receivable	(45)	23
Prepaid expenses and other current assets	295	(220)
Other assets	5	(26)
Accounts payable	(1,211)	1,165
Accrued expenses	1,057	1,831
Deferred revenue	3,245	2,841
Long-term accrued rent	1,185	101

Net cash provided by operating activities	9,596	9,085

Cash flows from investing activities
Purchases of short-term marketable securities	(33,735)	—
Proceeds from maturities of short-term marketable securities	—	4,200
Increase in restricted cash	(442)	—
Acquisition of property and equipment, including costs capitalized for development of internal use software	(9,997)	(8,133)

Net cash used in investing activities	(44,174)	(3,933)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to exercise of stock options	243	126
Proceeds from issuance of common stock pursuant to employee stock purchase plan	283	229
Proceeds from issuance of common stock in connection with secondary public offering, net of issuance costs of $743	—	4,012

Net cash provided by financing activities	526	4,367

Net (decrease) increase in cash and cash equivalents	(34,052)	9,519
Cash and cash equivalents, beginning of period	73,243	97,051

Cash and cash equivalents, end of period	$39,191	$106,570

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
The condensed consolidated balance sheet at December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2009, consolidated results of operations for the three and six months ended June 30, 2009 and 2008 and consolidated cash flows for the six months ended June 30, 2009 and 2008 have been made. The condensed consolidated results of operations for the three and six months ended June 30, 2009 and of cash flows for the six months ended June 30, 2009 are not necessarily indicative of the results of operations and cash flows that may be expected for the full year ending December 31, 2009.
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

Revenue Recognition
The Company provides its products through subscription arrangements whereby the customer is charged a fee for access to its products. Subscription arrangements include access to use the Company’s software via the Internet and support services, such as telephone support. The Company follows the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force (“EITF”) Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware, which applies when customers do not have the right to take possession of the software and use it on another entity’s hardware. When there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured, the Company recognizes revenue on a daily basis over the subscription period as the services are delivered. Delivery is considered to have commenced at the time the customer has paid for the products and has access to their account via a log-in and password.
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
Software and Web Site Development Costs
The Company follows the guidance of Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF Issue No. 00-02, Accounting for Web Site Development Costs, in accounting for the development costs of its on-demand products and website. This guidance requires that certain direct costs to develop functionality as well as certain upgrades and enhancements that are probable to result in additional functionality are capitalized. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized as part of property and equipment until the software is substantially complete and ready for its intended use. We amortize capitalized software over a three year period to the operating expense category to which the software relates.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale securities. The Company had gross unrealized gains and losses of $89 and ($8), respectively, as of June 30, 2009. As of December 31, 2008, the Company had gross unrealized gains of $106 and no unrealized losses. There were no realized gains or losses recorded to net income or loss for either of the three or six month periods ended June 30, 2009 or 2008.
Comprehensive income (loss) was as follows:

	Three months ended
	June 30,
	2009	2008
Net income (loss)	$39	$(389)
Other comprehensive income:
Unrealized gains on available-for-sale securities, net	21	—

Comprehensive income (loss)	$60	$(389)

	Six months ended
	June 30,
	2009	2008
Net loss	$(968)	$(51)
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net	(25)	(2)

Comprehensive loss	$(993)	$(53)

Fair Value of Financial Instruments
The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities and, effective January 1, 2009, for non-financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, that may be used to measure fair value:
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
The Company’s cash equivalents of $35,112 as of June 30, 2009, which were invested in money market instruments, were carried at fair value based on quoted market prices. The Company’s marketable securities of $67,678 as of June 30, 2009, which were invested in government, government agency and corporate bonds, were also carried at fair value based on quoted market prices. Quoted market prices are a level 1 measurement in the hierarchy of fair value measurements defined by SFAS 157. The Company’s cash equivalents of $68,791 and marketable securities of $33,932 as of December 31, 2008, which were invested in money market instruments and short-term government securities, respectively, were also carried at fair value based on quoted market prices.
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
The following is a summary of the shares used in computing basic and diluted net income (loss) per share:
(in thousands)

	Three months ended
	June 30,
	2009	2008
Weighted average shares used in calculating basic net income (loss) per share	28,207	27,856
Stock options	1,179	—
Warrants	1	—
Restricted shares	34	—

Shares used in computing diluted net income (loss) per share	29,421	27,856

The Company excluded options to purchase 1,997,052 shares of common stock that were outstanding as of June 30, 2009 from the computation of diluted net income per share for the three months ended June 30, 2009 because they had an anti-dilutive impact as the proceeds from the exercise of the options under the treasury stock method were in excess of the average fair market value for the period.
The following common stock equivalents outstanding as of June 30, 2009 and 2008, respectively, were excluded from the computation of diluted net loss per share for the six months ended June 30 2009 and for the three and six months ended June 30, 2008, respectively, because they had an anti-dilutive impact as the Company had a net loss for the periods:
(in thousands)

	June 30,
	2009	2008
Options to purchase common stock	3,403	2,345
Warrants to purchase common stock	1	1
Restricted shares	24	72

Total options, warrants and restricted shares exercisable into common stock	3,428	2,418

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
The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.
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
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. Under this FSP, our unvested restricted stock grants are now considered participating securities. The two-class method requires earnings to be allocated between common shareholders and holders of unvested restricted stock grants. As of the adoption of this FSP on January 1, 2009, we retrospectively recomputed earnings per common share for all periods presented, but the modified calculation resulted in no change to the historically reported earnings per common share.
In May 2009, the FASB issued SFAS 165, “Subsequent Events”, which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective beginning with the Company’s second quarter financial reporting and did not have a material impact on the Company’s financial statements.
3. Stockholders’ Equity
Warrants
In connection with a term loan, the proceeds of which were used to acquire property and equipment, the Company issued a warrant to purchase 520 shares of common stock at an exercise price of $0.38 per share. The warrant, originally due to expire in November 2007, was extended until March 2014. As of June 30, 2009, the warrant remained outstanding.
4. Stock-Based Awards
Stock Incentive Plan
The Company’s 2007 Stock Incentive Plan (the“2007 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards with a maximum term of ten years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. As of June 30, 2009, 1,617,486 shares of common stock were available for issuance under the 2007 Plan.
Stock Purchase Plan
The Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), became effective upon the completion of the Company’s initial public offering. Six-month offering periods begin on January 1 and July 1 of each year during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price for offerings is equal to 85% of the closing market price of the Company’s common stock at the end of the offering period. The first offering period of 2009 began on January 1, 2009 and was completed on June 30, 2009 at which time 16,806 shares were purchased for total proceeds of $283. As of June 30, 2009, 295,161 shares of common stock were available for issuance to participating employees under the Purchase Plan.
Restricted Stock
During the year ended December 31, 2005, the Company sold 192,010 shares of restricted stock to a certain employee. The vesting of this award is time-based and restrictions lapse over four years. The Company did not record compensation expense because the shares were sold at fair value. At June 30, 2009 and December 31, 2008, 24,008 and 48,008 shares, respectively, remained unvested. No shares have been forfeited.

Stock-Based Compensation Expense
Under the provisions of SFAS 123R, the Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three months ended
	June 30,
	2009	2008
Cost of revenue	$174	$83
Research and development	283	164
Sales and marketing	283	159
General and administrative	499	238

Total	$1,239	$644

	Six months ended
	June 30,
	2009	2008
Cost of revenue	$321	$154
Research and development	506	311
Sales and marketing	517	295
General and administrative	968	444

Total	$2,312	$1,204

Additionally, the Company capitalized approximately $17 and $40 of stock-based compensation related to the development of internal use software for the three and six months ended June 30, 2009, respectively. No stock-based compensation expense was capitalized during the three or six months ended June 30, 2008.
5. Income Taxes
The Company did not provide for any income taxes in the three or six month periods ended June 30, 2009 and 2008.
The Company had gross deferred tax assets of $16,559 at December 31, 2008, which did not change significantly at June 30, 2009. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because at June 30, 2009 and December 31, 2008, it was not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized.
The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2009 or December 31, 2008. As of June 30, 2009 and December 31, 2008, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2004 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.
6. Accrued Expenses

	June 30,	December 31,
	2009	2008
Payroll and payroll related	$2,265	$2,211
Licensed software and maintenance	1,161	981
Marketing programs	1,533	569
Other accrued expenses	1,559	1,700

	$6,518	$5,461

7. Commitments and Contingencies
Operating Leases
The Company leased its headquarters under a noncancelable operating lease effectively signed in 2005 and amended at various points to modify the terms of the lease and to increase the amount of space through the term of the lease (the “original lease”). The original lease included certain lease incentives, payment escalations and rent holidays, the net effect of which was accrued and was being recognized as a reduction to rent expense such that rent expense would be recognized on a straight-line basis over the term of occupancy. In May 2009, the Company entered into a new lease and related license agreements (the “new lease”) that supersede the original lease. The new lease, effective through September 30, 2015, includes the space under the original lease as well as additional space that will be made available to the Company at various points during the term of the new lease. The new lease also includes payment escalations and rent holidays, the net effect of which has been accrued and, together with the remaining balance of the accrued lease incentives from the original lease, is being recognized as a reduction to rent expense such that rent expense per square foot is recognized on a straight-line basis over the term of occupancy. In conjunction with the new lease, the landlord is responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. If the landlord and the Company mutually agree to make improvements that cost in excess of the agreed upon landlord cost, the landlord will bill that excess cost to the Company as additional rent. This additional rent, if and when incurred, will be included in the net calculation of lease incentives, so that rent expense per square foot will be recognized on a straight-line basis over the remaining term of occupancy.
In May 2008, the Company entered into two lease agreements with two related lessors in connection with a second sales and support office. The first agreement provided for temporary space through the end of the month that the long-term space is made available. The long-term space was made available in April 2009, and therefore, the first agreement is no longer in effect. The second agreement provides for the lease of long-term space through April 2019. The agreement for long-term space contains certain lease incentives and payment escalations, the net effect of which has been accrued such that rent expense is being recognized on a straight-line basis over the term of occupancy.
The Company also leases a small amount of general office space in Florida under a lease agreement that expires in July 2012.
The aggregate accrued rent balance of $3,038 at June 30, 2009 was included in long-term accrued rent. The accrued rent balance was $2,210 at December 31, 2008, of which $357 was included in accrued expense and $1,853 was included in long-term accrued rent. Total rent expense under operating leases was $820 and $1,598 for the three and six months ended June 30, 2009, respectively, and $528 and $1,026 for the three and six months ended June 30, 2008, respectively.
As of June 30, 2009, future minimum lease payments under noncancelable operating leases for the years ending December 31 are as follows:

Remainder of 2009	$1,653
2010	4,201
2011	4,831
2012	5,209
2013 and thereafter	18,351

Total	$34,245

Hosting Services
The Company has agreements with two vendors to provide specialized space and related services from which the Company hosts its software application. In February 2009, the Company issued a new commitment to one of its vendors for hosting space and related services for two additional years, commencing March 1, 2009. This commitment superceded the prior monthly commitment set to expire in 2009. As of June 30, 2009, future minimum payments under the agreements for the years ended December 31 are as follows:

Remainder of 2009	$1,610
2010	3,255
2011	1,900
2012	1,661
2013	774

Total	$9,200

Vendor Commitments
As of June 30, 2009, the Company had issued purchase orders to and entered into contractual commitments with various vendors totaling $4,927. This amount relates primarily to marketing programs and other services to be delivered over the next twelve months.
Letters of Credit and Restricted Cash
As of December 31, 2008, the Company maintained a letter of credit totaling $308 for the benefit of the landlord of the Company’s corporate headquarters lease. In conjunction with the new lease entered into in May 2009, the Company increased the letter of credit to $750. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $750 and $308 as of June 30, 2009 and December 31, 2008, respectively, to secure the letter of credit. These amounts were classified as restricted cash in the balance sheet at June 30, 2009 and December 31, 2008.
Indemnification Obligations
The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and certain other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of June 30, 2009, the Company does not expect it will incur any significant liabilities under these indemnification agreements.
8. 401(k) Savings Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. Effective January 1, 2009, the Company has elected to make matching contributions for the plan year ending December 31, 2009 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s compensation. Through June 30, 2009, the Company had made matching contributions of $602 for the plan year ending December 31, 2009.
9. Subsequent Events
The Company has performed an evaluation of subsequent events through August 7, 2009, which is the date the financial statements were issued.

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
Business Overview
Constant Contact is a leading provider of on-demand email marketing and online survey solutions for small organizations, including small businesses, associations and non-profits. Our customers use our email marketing product to more effectively and efficiently create, send and track professional and affordable permission-based email marketing campaigns. We also offer an online survey product that complements our email marketing product and enables our customers to easily create and send surveys and effectively analyze responses. In the fourth quarter of 2009, we intend to launch an event marketing product.
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
At June 30, 2009, we had 304,880 email marketing customers. We measure our customer base as the number of email marketing customers that we bill directly in the last month of a period. We market our products and acquire our customers through a variety of sources including online marketing through search engines and advertising on online networks and other websites, offline marketing through radio advertising, local seminars and other marketing efforts, contractual relationships with our channel partners, referrals from our growing customer base, general brand awareness and the inclusion of a link to our website in the footer of emails sent by our customers.
Key Financial and Operating Metrics
In connection with the ongoing operation of our business, our management regularly reviews key financial and operating metrics including revenue, expenses, average monthly revenue growth, average revenue per email marketing customer, cost of acquisition, net customer additions, trialer growth, conversion rates for our trialers, customer attrition, customer satisfaction rates, average speed of answer for customer support calls, email deliverability rates, and capital expenditures, among others. Management considers these financial and operating metrics critical to understanding and improving our business, reviewing our historical performance, benchmarking our performance versus other companies and identifying current and future trends, and for planning purposes.

In addition, we consider the following non-GAAP financial measures to be key indicators of our financial performance:
•	“adjusted EBITDA” defined as GAAP net income (loss) plus depreciation and amortization and stock-based compensation and minus net interest income.

•	“adjusted EBITDA margin” defined as adjusted EBITDA divided by revenue.

•	“free cash flow” defined as net cash flow from operating activities less acquisition of property and equipment.
We believe that these non-GAAP financial measures are useful to management and investors in evaluating our operating performance for the periods presented and provide a tool for evaluating our ongoing operations. These non-GAAP financial measures, however, are not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered a substitute for GAAP net income (loss) or cash flows from operating, investing and financing activities as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.
Certain Trends and Uncertainties
The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary should be considered along with the factors identified in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report.
•	We continue to closely monitor current adverse economic conditions, particularly as they impact small businesses, associations and non-profits. We are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business.

•	We believe that given the size of our potential market and the relatively low barriers to entry, competition will continue to increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.
•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses, will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

•	As of June 30, 2009, we had cash and cash equivalents and short-term marketable securities of $107 million. Over the last twelve months, we have experienced a substantial decline in our investment income as a result of the reduction in interest rates generally. We currently anticipate that our investment income in 2009 will be substantially less than our investment income in 2008.
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

We also generate a small amount of revenue from professional services, which primarily consist of ancillary services related to our products. Revenue generated from professional services accounted for approximately 1% of gross revenue for each of the three months and six months ended June 30, 2009 and 2008.
Cost of Revenue and Operating Expenses
We allocate certain occupancy and general office related expenses, such as rent, utilities, office supplies and depreciation of general office assets, to cost of revenue and operating expense categories based on headcount. As a result, an occupancy expense allocation is reflected in cost of revenue and each operating expense category.
Cost of Revenue. Cost of revenue consists primarily of wages and benefits for software operations and customer support personnel, credit card processing fees, and depreciation, maintenance and hosting of our software applications underlying our product offerings. We allocate a portion of customer support costs relating to assisting trial customers to sales and marketing expense.
The expenses related to our hosted software applications are affected by the number of customers who subscribe to our products and the complexity and redundancy of our software applications and hosting infrastructure. We expect cost of revenue to increase in absolute dollars and increase slightly as a percentage of revenue in 2009 as compared to 2008 because we are experiencing a full year of operating our second sales and support office and a second third-party hosting facility, both of which became operational in 2008. Over the longer term, we anticipate that these expenses will increase in absolute dollars as we expect to increase our number of customers, but decrease slightly as a percentage of revenue due to efficiencies created by our expected growth in revenue.
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
Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees, and the portion of customer support costs that relates to assisting trial customers. Advertising costs consist primarily of pay-per-click payments to search engines, other online and offline advertising media, including radio and print advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships, and event costs. Our advertising and promotional expenses have historically been highest in the fourth quarter of each year as this reflects a period of increased sales and marketing activity for many small organizations. In order to continue to generate brand and category awareness and to grow our business, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect that, on an annual basis, sales and marketing expenses will increase in absolute dollars, but decrease as a percentage of revenue as we expect to continue to grow our revenue at a faster rate.
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
Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Revenue. Revenue for the three months ended June 30, 2009 was $31.0 million, an increase of $10.2 million, or 49%, over revenue of $20.8 million for the three months ended June 30, 2008. The increase in revenue resulted primarily from a 49% increase in the number of average monthly email marketing customers and, to a lesser extent, a slight increase in average revenue per customer. Average monthly email marketing customers increased to 293,457 in the three months ended June 30, 2009 from 197,007 in the three months ended June 30, 2008, while average revenue per customer in the three months ended June 30, 2009 increased to $35.16 from $35.14 in the three months ended June 30, 2008. We expect our average revenue per customer to increase over time as we expect to generate additional revenue from our email marketing customers for add-ons to the email marketing product and from our survey product and our expected event marketing product. We do not, however, expect any significant revenue contribution in 2009 from our event marketing product.
Cost of Revenue. Cost of revenue for the three months ended June 30, 2009 was $8.9 million, an increase of $3.3 million, or 57%, over cost of revenue of $5.6 million for the three months ended June 30, 2008. Of the increase in cost of revenue, $1.2 million resulted from increased depreciation, hosting and maintenance costs as a result of scaling and adding capacity to our hosting infrastructure, inclusive of the impact of operating our second third-party hosting facility that we opened in the first quarter of 2008. Additionally, $932,000 and $533,000 resulted from increased personnel costs attributable to additional employees in our customer support group and operations group, respectively, because we increased the number of employees to support our customer growth and manage our infrastructure. Approximately $304,000 of the increase related to higher credit card fees due to the higher volume of billing transactions. As a percentage of revenue, cost of revenue was 29% and 27% for the three months ended June 30, 2009 and 2008, respectively. The increase as a percentage of revenue was due primarily to the 65% increase in depreciation, hosting and maintenance costs as well as the 89% increase in personnel costs in our operations group.
Research and Development Expenses. Research and development expenses for the three months ended June 30, 2009 were $4.5 million, an increase of $824,000, or 22%, over research and development expenses of $3.7 million for the three months ended June 30, 2008. As a percentage of revenue, research and development expenses were 15% for the three months ended June 30, 2009 and 18% for the three months ended June 30, 2008. The increase in absolute dollars was primarily due to additional personnel related costs of $680,000 because we increased the number of research and development employees to further enhance our products.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2009 were $14.3 million, an increase of $4.1 million, or 40%, over sales and marketing expenses of $10.2 million for the three months ended June 30, 2008. As a percentage of revenue, sales and marketing expenses were 46% for the three months ended June 30, 2009 and 49% for the three months ended June 30, 2008. The increase in absolute dollars was primarily due to increased advertising and promotional expenditures of $2.4 million due to continued expansion of our multi-channel marketing strategy, including our national radio advertising campaign. Additionally, personnel related costs increased by $1.2 million because we added employees in an effort to generate sales leads and accommodate the growth in sales leads. Partner referral fees also increased by $373,000 because the number of new customers generated from our channel partners increased.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2009 were $3.4 million, an increase of $1.1 million, or 47%, over general and administrative expenses of $2.3 million for the three months ended June 30, 2008. As a percentage of revenue, general and administrative expenses were 11% for both the three months ended June 30, 2009 and 2008. The increase in absolute dollars was primarily due to additional personnel related costs of $894,000 because we increased the number of general and administrative employees to support our overall growth, and because our stock-based compensation expense increased due to additional stock option grants.
Interest Income. Interest income for the three months ended June 30, 2009 was $160,000, a decrease of $549,000 from interest income of $709,000 for the three months ended June 30, 2008. The decrease was due entirely to the decrease in interest rates earned on our cash equivalents and short-term marketable securities investments in the second quarter of 2009 as compared to the second quarter of 2008.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Revenue. Revenue for the six months ended June 30, 2009 was $59.1 million, an increase of $20.2 million, or 52%, over revenue of $38.9 million for the six months ended June 30, 2008. The increase in revenue resulted primarily from a 51% increase in the number of average monthly email marketing customers and to an increase in average revenue per customer. Average monthly email marketing customers increased to 280,113 in the six months ended June 30, 2009 from 186,095 in the six months ended June 30, 2008, while average revenue per customer in the six months ended June 30, 2009 increased to $35.15 from $34.87 in the six months ended June 30, 2008. We expect our average revenue per customer to increase over time as we expect to generate additional revenue from our email marketing customers for add-ons to the email marketing product and from our survey product and our expected event marketing product. We do not, however, expect any significant revenue contribution in 2009 from our event marketing product.
Cost of Revenue. Cost of revenue for the six months ended June 30, 2009 was $17.0 million, an increase of $6.6 million, or 63%, over cost of revenue of $10.4 million for the six months ended June 30, 2008. Of the increase in cost of revenue, $2.5 million resulted from increased depreciation, hosting and maintenance costs as a result of scaling and adding capacity to our hosting infrastructure, inclusive of the impact of operating our second third-party hosting facility that we opened in the first quarter of 2008. Additionally, $1.9 million and $956,000 resulted from increased personnel costs attributable to additional employees in our customer support group and operations group, respectively, because we increased the number of employees to support our customer growth and manage our infrastructure. Approximately $641,000 of the increase related to higher credit card fees due to the higher volume of billing transactions. As a percentage of revenue, cost of revenue was 29% and 27% for the six months ended June 30, 2009 and 2008, respectively. The increase as a percentage of revenue was due primarily to the 80% increase in depreciation, hosting and maintenance costs as well as the 81% increase in personnel costs in our operations group.
Research and Development Expenses. Research and development expenses for the six months ended June 30, 2009 were $8.7 million, an increase of $1.7 million, or 23%, over research and development expenses of $7.0 million for the three months ended June 30, 2008. As a percentage of revenue, research and development expenses were 15% for the six months ended June 30, 2009 and 18% for the six months ended June 30, 2008. The increase in absolute dollars was primarily due to additional personnel related costs of $1.4 million because we increased the number of research and development employees to further enhance our products.

Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2009 were $28.1 million, an increase of $9.2 million, or 49%, over sales and marketing expenses of $18.9 million for the six months ended June 30, 2008. As a percentage of revenue, sales and marketing expenses were 48% for the six months ended June 30, 2009 and 49% for the six months ended June 30, 2008. The increase in absolute dollars was primarily due to increased advertising and promotional expenditures of $5.6 million due to continued expansion of our multi-channel marketing strategy including our national radio advertising campaign. Additionally, personnel related costs increased by $2.3 million because we added employees in an effort to generate sales leads and accommodate the growth in sales leads. Partner referral fees also increased by $704,000 as the number of new customers generated from our channel partners increased.
General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2009 were $6.5 million, an increase of $2.2 million, or 51%, over general and administrative expenses of $4.3 million for the six months ended June 30, 2008. As a percentage of revenue, general and administrative expenses were 11% for both the six months ended June 30, 2009 and 2008. The increase in absolute dollars was primarily due to additional personnel related costs of $1.7 million because we increased the number of general and administrative employees to support our overall growth, and because our stock-based compensation expense increased due to additional stock option grants.
Interest Income. Interest income for the six months ended June 30, 2009 was $286,000, a decrease of $1.4 million from interest income of $1.7 million, for the six months ended June 30, 2008. The decrease was due entirely to the decrease in interest rates earned on our cash equivalents and short-term marketable securities in the first half of 2009 as compared to the first half of 2008.
Liquidity and Capital Resources
At June 30, 2009, our principal sources of liquidity were cash and cash equivalents and marketable securities of $106.9 million. Since our inception we have financed our operations primarily through the sale of redeemable convertible preferred stock, issuance of convertible promissory notes, borrowings under credit facilities and, to a lesser extent, cash flow from operations. On October 9, 2007, we completed our initial public offering, in which we issued and sold 6,199,845 shares of common stock at a price to the public of $16.00 per share. We raised approximately $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. We used $2.6 million of proceeds to repay our outstanding principal and interest under our term loan facility. In April 2008, we completed a secondary public offering in which we issued and sold 314,465 shares of common stock at a price to the public of $16.00 per share. We raised approximately $4.0 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. In the future, we anticipate that our primary sources of liquidity will be cash generated from our operating activities.
Cash Provided By Operating Activities
Net cash provided by operating activities was $9.6 million for the six months ended June 30, 2009 as compared to $9.1 million for the six months ended June 30, 2008. Net cash provided by operating activities for the six months ended June 30, 2009 consisted of the contributions from working capital accounts of $3.3 million, non-cash charges of $6.1 million and an increase in long-term accrued rent of $1.2 million, partially offset by the net loss of $968,000. The contribution from working capital accounts was primarily due to an increase in deferred revenue of $3.2 million, an increase in accrued expenses of $1.1 million and a decrease in prepaid expenses and other receivables of $295,000 partially offset by a decrease in accounts payable of $1.2 million. The non-cash charges consisted primarily of depreciation and amortization of $3.8 million and stock-based compensation expense of $2.3 million. Net cash provided by operating activities for the six months ended June 30, 2008 consisted primarily of the contributions from working capital accounts of $5.6 million and from non-cash charges of $3.4 million. The contribution from working capital accounts was primarily due to an increase in deferred revenue of $2.8 million, increases in accounts payable and accrued expenses of $1.2 million and $1.8 million, respectively, partially offset by an increase in prepaid expenses and other receivables of $220,000. The non-cash charges consisted primarily of depreciation and amortization of $2.2 million and stock-based compensation expense of $1.2 million.

Cash Used In Investing Activities
Net cash used in investing activities was $44.2 million for the six months ended June 30, 2009 compared to $3.9 million for the six months ended June 30, 2008. Net cash used in investing activities during the six months ended June 30, 2009 consisted of the purchase of short-term marketable securities of $33.7 million and the acquisition of property and equipment of $10.0 million as well as an increase in restricted cash of $442,000 related to a new lease we signed in May 2009. Property and equipment purchases consisted of hardware and software to support our product infrastructure, capitalization of certain software development costs, computer equipment for our employees and equipment and leasehold improvements primarily related to our second sales and support office. Net cash used in investing activities during the six months ended June 30, 2008 consisted primarily of cash paid to purchase property and equipment of $8.1 million partially offset by cash received from the maturities of marketable securities of $4.2 million. Property and equipment purchases consisted of hardware and software to support our product infrastructure, capitalization of certain software development costs, computer equipment for our employees and equipment and leasehold improvements primarily related to additional office space and to our second sales and support office.
Cash Provided By Financing Activities
Net cash provided by financing activities was $526,000 for the three months ended June 30, 2009 and was due to proceeds from the issuance of our common stock pursuant to the exercise of stock options of $243,000 as well as proceeds from the purchase of our common stock pursuant to our employee stock purchase plan of $283,000. Net cash provided by financing activities was $4.4 million for the six months ended June 30, 2008 and was primarily due to the net proceeds from our secondary public offering of common stock of $4.0 million, which was completed in the second quarter of 2008. We also received proceeds from the issuance of our common stock pursuant to the exercise of stock options and the purchase of common stock pursuant to our employee stock purchase plan of $126,000 and $229,000 respectively.
Contractual Obligations
In May 2009, we signed a new noncancelable real estate operating lease that superseded our existing headquarters’ lease. The new lease incorporates both the space we were occupying under the original lease as well as additional space that will be made available to us through the term of the lease. The new lease is effective through September 2015.
In May 2008, we entered into two lease agreements with two related lessors in connection with opening a second sales and support office. The first agreement provided for temporary space and terminated in April 2009. The second agreement provides for long-term space for a period of ten years that began in April 2009.
We have agreements with two vendors to provide specialized space and related services from which we host our software application. The agreements include payment commitments that expire at various dates through 2013.
As of June 30, 2009, we had issued purchase orders to and entered into contractual commitments with various vendors totaling approximately $4.9 million related primarily to marketing programs and other services to be delivered over the next twelve months.

The following table summarizes our contractual obligations at June 30, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due In
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
			(In thousands)
Operating lease obligations	$34,245	$3,590	$9,664	$10,706	$10,285
Hosting commitments	9,200	2,401	5,195	1,604	—
Vendor commitments	4,927	4,927	—	—	—

Total	$48,372	$10,918	$14,859	$12,310	$10,285

Our future capital requirements may vary materially from those now planned and will depend on many factors, including, but not limited to, development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the establishment of additional offices in the United States and worldwide and the building of infrastructure necessary to support our anticipated growth, the response of competitors to our products and our relationships with suppliers and clients. Since the introduction of our on-demand email marketing product in 2000, we have experienced increases in our expenditures to accommodate expected growth in our operations and personnel. We anticipate that, while our capital expenditures may vary significantly from quarter to quarter, they will generally continue to increase over time.
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
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. Under this FSP, our unvested restricted stock grants are now considered participating securities. The two-class method requires earnings to be allocated between common shareholders and holders of unvested restricted stock grants. As of the date of adoption on January 1, 2009, we retrospectively recomputed earnings per common share for all periods presented, but the modified calculation resulted in no change to the earnings per common share we reported historically.
In May 2009, the FASB issued SFAS 165, “Subsequent Events,” which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective beginning with our second quarter financial reporting and did not have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. We bill our customers in U.S. dollars and receive payment in U.S. dollars. Accordingly, our results of operations and cash flows are not subject to material fluctuations due to changes in foreign currency exchange rates.
Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $106.9 million at June 30, 2009 which consisted of cash, money market instruments, short-term government securities, corporate and agency bonds and commercial paper. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the short-term nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We expect that declines in interest rates will reduce our interest income in 2009 as compared to 2008.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We derive, and expect to continue to derive, substantially all of our revenue from our email marketing product for small organizations, including small businesses, associations and non-profits. As a result, widespread acceptance of email marketing among small organizations is critical to our future growth and success. The overall market for email marketing and related services is relatively new and still evolving, and small organizations have generally been slower than larger organizations to adopt email marketing as part of their marketing mix. There is no certainty regarding how or whether this market will develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make email marketing convenient, effective and affordable. If small organizations determine that email marketing does not sufficiently benefit them or utilize alternative or new electronic methods of communicating with their customers, existing customers may cancel their accounts and potential customers may decide not to adopt email marketing. In addition, many small organizations lack the technical expertise to effectively send email marketing campaigns. As technology advances, however, small organizations may establish the capability to manage their own email marketing and therefore have no need for our email marketing product. If the market for email marketing services fails to grow or grows more slowly than we currently anticipate, demand for our services may decline and our revenue would suffer.
U.S. federal legislation entitled Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 imposes certain obligations on the senders of commercial emails, which could minimize the effectiveness of our email marketing product, and establishes financial penalties for non-compliance, which could increase the costs of our business.
The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our customers’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our email marketing product. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our business, and our reputation would suffer. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs.
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
Our system stores our customers’ proprietary email distribution lists, credit card information and other critical data. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage our reputation. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, as we continue to grow our customer base and our brand becomes more widely known and recognized, we may become a more inviting target for third parties seeking to compromise our security systems. Many states, including Massachusetts, have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers and fail to acquire new customers. If we fail to maintain our compliance with the data protection policy documentation standards adopted by the major credit card issuers, we could lose our ability to offer our customers a credit card payment option. Any loss of our ability to offer our customers a credit card payment option would make our products less attractive to many small organizations by negatively impacting our customer experience and significantly increasing our administrative costs related to customer payment processing.
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
Federal, state and foreign governments have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing or use of consumers’ personal information. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. Other proposed legislation could, if enacted, prohibit or limit the use of certain technologies that track individuals’ activities on web pages or that record when individuals click through to an Internet address contained in an email message. Such laws and regulations could restrict our customers’ ability to collect and use email addresses, page viewing data, and personal information, which may reduce demand for our products. They may also negatively impact our ability to effectively market our products.
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
Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our current and potential competitors may have more extensive customer bases and broader customer relationships than we have. In addition, these companies may have longer operating histories and greater name recognition than we have and may be able to bundle an email marketing product with other products that have already gained widespread market acceptance. These competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. If we are unable to compete with such companies, the demand for our products could substantially decline.

Any significant disruption in service on our website or in our computer systems, or in our customer support services, could reduce the attractiveness of our products and result in a loss of customers.
The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract new customers and retain existing customers. Our production system hardware and the disaster recovery operations for our production system hardware are co-located in third-party hosting facilities. One facility is owned and operated by Sentinel Properties-Bedford, LLC and is located in Bedford, Massachusetts. The other facility is owned and operated by Internap Network Services Corporation and is located in Somerville, Massachusetts. Neither Sentinel nor Internap guarantees that our customers’ access to our products will be uninterrupted, error-free or secure. Our operations depend on Sentinel’s and Internap’s ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. In the event that our arrangement with Sentinel or Internap is terminated, or there is a lapse of service or damage to the Sentinel or Internap facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities. In addition, our customer support services, which are located at our headquarters in Waltham, Massachusetts and our sales and support office in Loveland, Colorado, would experience interruptions as a result of any disruption of electrical, phone or any other similar facility support services. Any interruptions or delays in access to our products or customer support, whether as a result of Sentinel, Internap, or other third-party error, our own error, natural disasters, security breaches or malicious actions, such as denial-of-service or similar attacks, whether accidental or willful, could harm our relationships with customers and our reputation. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to cancel their accounts, any of which could adversely affect our business, financial condition and results of operations.
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
Some of the internet protocol addresses associated with our products are owned and controlled by Internap Network Services Corporation. We are currently migrating to internet protocol addresses owned and controlled solely by us. If we experience difficulties with this migration, our deliverability rates could suffer and it could undermine the effectiveness of our customers’ email marketing campaigns. This, in turn, could harm our business and financial performance.

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
The success of our business depends on the continued growth and acceptance of email as a communications tool, and the related expansion and reliability of the Internet infrastructure. If consumers do not continue to use email or alternative communications tools gain popularity, demand for our email marketing products may decline.
The future success of our business depends on the continued and widespread adoption of email as a primary means of communication. Security problems such as “viruses,” “worms” and other malicious programs or reliability issues arising from outages and damage to the Internet infrastructure could create the perception that email is not a safe and reliable means of communication, which would discourage businesses and consumers from using email. Use of email by businesses and consumers also depends on the ability of ISPs to prevent unsolicited bulk email, or “spam,” from overwhelming consumers’ inboxes. In recent years, ISPs have developed new technologies to filter unwanted messages before they reach users’ inboxes. In response, spammers have employed more sophisticated techniques to reach consumers’ inboxes. Although companies in the anti-spam industry have started to address the techniques used by spammers, if security problems become widespread or frequent or if ISPs cannot effectively control spam, the use of email as a means of communication may decline as consumers find alternative ways to communicate. In addition, if alternative communications tools, such as those available on social networking sites, gain widespread acceptance, the need for email may lessen. Any decrease in the use of email would reduce demand for our email marketing product and harm our business.

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
To date, we have largely focused our business on providing our email marketing product for small organizations, but we may in the future seek to serve other market segments and expand our service offerings. In 2007, we introduced our survey product, which enables customers to create and send online surveys and analyze responses, and our add-on email archive service that enables our customers to archive their past email campaigns. In addition, in the fourth quarter of 2009, we intend to offer an event marketing solution. Any efforts to expand beyond the small organization market or to introduce new products beyond our email marketing product, including our survey product and our proposed event marketing product, may not result in revenue growth, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business or product, which may harm our financial performance.
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

Our business may be negatively impacted by seasonal trends.
Sales of our products are impacted by seasonality. Typically, the fourth calendar quarter is our strongest quarter for customer growth because our prospective customers communicate more frequently with their customers and members during this time. Accordingly, we increase our sales and marketing activities at the end of the third quarter and during the fourth quarter. Our customer growth in the second and third quarters is typically slower as we move into the summer months, and in response, we moderate certain of our customer acquisition activities, which may magnify the seasonal trends. If these seasonality trends change materially, our financial and operating results may be negatively impacted.
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
We maintain a network of active channel partners, which include national small business service providers and local small business service providers such as web developers and marketing agencies, which refer customers to us through links on their websites and outbound promotion to their customers. If we are unable to maintain our contractual relationships with existing channel partners or establish new contractual relationships with potential channel partners, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us. The number of customers we are able to add through these marketing relationships is dependent on the marketing efforts of our partners over which we exercise very little control, and a significant decrease in the number of gross customer additions generated through these relationships could adversely affect the size of our customer base and revenue.
Competition for employees in our industry is intense, and we may not be able to attract and retain the highly skilled employees whom we need to support our business.
Competition for highly skilled technical and marketing personnel is intense and we continue to face difficulty identifying and hiring qualified personnel in certain areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, particularly in high-technology industries, often consider the value of any equity they may receive in connection with their employment. As a result, any significant volatility in the price of our stock may adversely affect our ability to attract or retain highly skilled technical and marketing personnel.
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
Our success will depend in part on the ability of our senior management to manage this expected growth effectively. To do so, we believe we will need to continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems, which will include installing a new customer billing system in 2009. The expected addition of new employees and the capital investments that we anticipate will be necessary to manage our anticipated growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our anticipated growth, we will be unable to execute our business plan.
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
We rely on third-party computer hardware and software that may be difficult to replace or that could cause errors or failures of our service and that requires us to closely monitor our usage to ensure that we remain in compliance with any applicable licensing requirements.
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
We have incurred net losses in the past and we expect to incur net losses in the future. As of June 30, 2009, our accumulated deficit was $45.8 million. We generated a net profit of $39,000 for the quarter ended June 30, 2009, however, our recent net losses were $1.0 million for the three months ended March 31, 2009 and $2.1 million for the year ended December 31, 2008. The quarters ended June 30, 2009 and March 31, 2008 were the only quarters in which we generated a profit. There is no guarantee we will be profitable in the future. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be profitable in any future period. Our recent revenue growth may not be indicative of our future performance. In future periods, we may not have any revenue growth, or our revenue could decline.
We are incurring significant costs as a result of operating as a public company, and our management has been, and will continue to be, required to devote substantial time to compliance initiatives.
The Sarbanes-Oxley Act of 2002, and rules subsequently implemented by the SEC and the NASDAQ Stock Market, require public companies to meet certain corporate governance standards. Our management and other personnel are devoting a substantial amount of time to these compliance initiatives. Moreover, as a public company, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In order to comply with Section 404 of the Sarbanes-Oxley Act’s requirements relating to internal control over financial reporting for the year ended December 31, 2008, we incurred substantial accounting expense and expended significant management time on compliance-related issues and we expect to incur such expenses and expend such time in the future. In addition, we will continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If in the future we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources.
Our ability to use net operating loss carryforwards in the United States may be limited.
As of December 31, 2008, we had net operating loss carryforwards of $39.4 million for U.S. federal tax purposes and $15.9 million for state tax purposes. These loss carryforwards expire between 2009 and 2028. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations, if any. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. While we do not believe that our public offerings and prior private financings have resulted in ownership changes that would limit our ability to utilize net operating loss carryforwards, any subsequent ownership changes could result in such a limitation. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could have a negative effect on our financial results.

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
Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:
•	our ability to retain existing customers, attract new customers and satisfy our customers’ requirements;

•	general economic conditions and economic conditions in the small business sector specifically;

•	changes in our pricing policies;

•	our ability to expand our business;

•	the effectiveness of our personnel;

•	new product and service introductions;

•	technical difficulties or interruptions in our services;

•	the seasonality of our business;

•	the timing of additional investments in our hardware and software systems;

•	regulatory compliance costs;

•	costs associated with future acquisitions of technologies and businesses; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.
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
We have, from time to time, evaluated acquisition opportunities and have pursued and may pursue acquisition opportunities in the future. We have not made any material acquisitions to date and, therefore, our ability as an organization to make and integrate significant acquisitions is unproven. Moreover, acquisitions involve numerous risks, including:
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
The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	fluctuations in our quarterly financial and operating results or the quarterly financial results of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in general economic, industry and market conditions;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel; and

•	investors’ general perception of us.
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
We did not sell any unregistered securities during the three months ended June 30, 2009.
On October 9, 2007, we completed our initial public offering, in which 7,705,000 shares of common stock were sold at a price of $16.00 per share. We sold 6,199,845 shares of our common stock in the offering and the selling stockholders sold 1,505,155 of the shares of common stock in the offering. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-144381), which was declared effective by the SEC on October 2, 2007. The offering commenced as of October 3, 2007 and did not terminate before all of the securities registered in the registration statement were sold. CIBC World Markets Corp., Thomas Weisel Partners LLC, William Blair & Company, L.L.C., Cowen and Company, LLC and Needham & Company, LLC acted as representatives of the underwriters. We raised approximately $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering costs were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. From the effective date of the registration statement through June 30, 2009, we used $2.6 million of the net proceeds to repay our outstanding principal and interest under our term loan facility with Silicon Valley Bank. We intend to use the remaining net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. Pending these uses, we have invested the funds in registered money market accounts and in short-term investment grade and U.S. government securities. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 4.	Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders held on June 2, 2009, our stockholders voted upon the following matters:
1.	The election of two class II directors for a term of three years; and

2.	The ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2009.
The results of the voting on each of the matters presented to stockholders at the 2009 Annual Meeting of Stockholders are set forth below:

					Broker
		Votes	Votes		Non-
	Votes For	Withheld	Against	Abstentions	Votes
Election of two class II directors:
- John Campbell	25,235,853	483,207	—	—	—
- Daniel T.H. Nye	25,626,886	92,174	—	—	—

Ratification of the selection of PricewaterhouseCoopers LLP	25,679,365	—	39,294	401	—

Our other directors, whose terms of office as directors continued after the 2009 Annual Meeting of Stockholders, are Thomas Anderson, Robert P. Badavas, Michael T. Fitzgerald, Gail F. Goodman and William S. Kaiser.

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

CONSTANT CONTACT, INC.
Date: August 7, 2009	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2009	By:	/s/ Steven R. Wasserman
Steven R. Wasserman
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
     Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description
10.1(1)	Lease, dated May 29, 2009, between the Company and Boston Properties Limited Partnership.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 *#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

#	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall they be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2009.