Form 10-Q
period 2009-09-30
Constant Contact, Inc.
filed 2009-11-06
CIK 1405277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 4, 2009, there were 28,361,703 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information
Item 1. Financial Statements
Constant Contact, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2009	2008
Assets
Current assets
Cash and cash equivalents	$53,347	$73,243
Short-term marketable securities	57,089	33,932
Accounts receivable, net	83	40
Prepaid expenses and other current assets	3,302	3,670

Total current assets	113,821	110,885
Property and equipment, net	23,026	15,799
Restricted cash	750	308
Other assets	251	150

Total assets	$137,848	$127,142

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,065	$4,786
Accrued expenses	7,379	5,461
Deferred revenue	19,393	15,052

Total current liabilities	29,837	25,299
Long-term accrued rent	3,161	1,853

Total liabilities	32,998	27,152

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding as of September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,351,640 and 28,170,812 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	284	282
Additional paid-in capital	148,803	144,414
Accumulated other comprehensive income	73	106
Accumulated deficit	(44,310)	(44,812)

Total stockholders’ equity	104,850	99,990

Total liabilities and stockholders’ equity	$137,848	$127,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2009	2008	2009	2008
Revenue	$33,533	$22,859	$92,606	$61,797
Cost of revenue	9,927	6,554	26,953	16,986

Gross profit	23,606	16,305	65,653	44,811

Operating expenses
Research and development	4,663	3,935	13,334	10,965
Sales and marketing	14,169	10,819	42,281	29,707
General and administrative	3,432	2,564	9,950	6,888

Total operating expenses	22,264	17,318	65,565	47,560

Income (loss) from operations	1,342	(1,013)	88	(2,749)
Interest income	123	614	409	2,299
Other income	5	—	5	—

Net income (loss)	$1,470	$(399)	$502	$(450)

Net income (loss) per share:
Basic	$0.05	$(0.01)	$0.02	$(0.02)
Diluted	$0.05	$(0.01)	$0.02	$(0.02)
Weighted average shares outstanding used in computing per share amounts:
Basic	28,304	28,036	28,219	27,814
Diluted	29,569	28,036	29,447	27,814
The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2009	2008
Cash flows from operating activities
Net income (loss)	$502	$(450)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	6,045	3,859
Amortization (Accretion) of premium (discount) on investments	16	(18)
Stock-based compensation expense	3,613	1,961
Recovery of bad debts	(7)	(1)
Gain on sales of marketable securities	(5)	—
Changes in operating assets and liabilities
Accounts receivable	(36)	(10)
Prepaid expenses and other current assets	368	(1,200)
Other assets	(101)	34
Accounts payable	(1,721)	451
Accrued expenses	1,918	2,376
Deferred revenue	4,341	3,747
Long-term accrued rent	1,308	34

Net cash provided by operating activities	16,241	10,783

Cash flows from investing activities
Purchases of short-term marketable securities	(54,600)	—
Proceeds from maturities of short-term marketable securities	19,400	4,500
Proceeds from sales of short-term marketable securities	11,999	—
Increase in restricted cash	(442)	—
Acquisition of property and equipment, including costs capitalized for development of internal use software	(13,210)	(11,028)

Net cash used in investing activities	(36,853)	(6,528)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to exercise of stock options	433	211
Proceeds from issuance of common stock pursuant to employee stock purchase plan	283	229
Proceeds from issuance of common stock in connection with secondary public offering, net of issuance costs of $746	—	4,009

Net cash provided by financing activities	716	4,449

Net (decrease) increase in cash and cash equivalents	(19,896)	8,704
Cash and cash equivalents, beginning of period	73,243	97,051

Cash and cash equivalents, end of period	$53,347	$105,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
1. Nature of the Business
Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation on August 25, 1995. The Company reincorporated in the State of Delaware in 2000. The Company is a leading provider of on-demand email marketing and online survey products to small organizations, including small businesses, associations and nonprofits, located primarily in the U.S. The Company’s email marketing product allows customers to create, send and track email marketing campaigns. The Company’s online survey product enables customers to survey their customers, clients or members and analyze the responses. These products are designed and priced for small organizations and are marketed directly by the Company and through a wide variety of channel partners.
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
The condensed consolidated balance sheet at December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the Company’s condensed consolidated financial position as of September 30, 2009, condensed consolidated results of operations for the three and nine months ended September 30, 2009 and 2008 and condensed consolidated cash flows for the nine months ended September 30, 2009 and 2008 have been made. The condensed consolidated results of operations for the three and nine months ended September 30, 2009 and cash flows for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations and cash flows that may be expected for the full year ending December 31, 2009.
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
Revenue Recognition
The Company provides its products through subscription arrangements whereby the customer is charged a fee for access to the products. Subscription arrangements include access to use the Company’s software via the Internet and support services, such as telephone support. When there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured, the Company recognizes revenue on a daily basis over the subscription period as the services are delivered. Delivery is considered to have commenced at the time the customer has paid for the products and has access to their account via a log-in and password.
The Company also offers professional services to its customers for ancillary services related to its products. Professional services revenue is accounted for separate from subscription revenue as those services have value on a standalone basis and do not involve a significant degree of risk or unique acceptance criteria and as the fair value of the Company’s subscription services is evidenced by their availability on a standalone basis. Professional services revenue is recognized as the services are performed.
Software and Web Site Development Costs
Relative to development costs of its on-demand products and website, in accordance with authoritative guidance, the Company capitalizes certain direct costs to develop functionality as well as certain upgrades and enhancements that are probable to result in additional functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized as part of property and equipment until the software is substantially complete and ready for its intended use. Capitalized software, which is amortized over a three year period, is reflected in the operating expense category to which the software relates.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company had gross unrealized gains and losses of $74 and ($1), respectively, as of September 30, 2009. As of December 31, 2008, the Company had gross unrealized gains of $106 and no unrealized losses. The Company had realized gains of $5 for both the three and nine month periods ended September 30, 2009. There were no realized gains or losses recorded to net loss for either of the three or nine month periods ended September 30, 2008.
Comprehensive income (loss) was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$1,470	$(399)	$502	$(450)
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net	(3)	—	(28)	(2)
Reclassification adjustment for realized gains on available-for-sale securities included in net income	(5)	—	(5)	—

Comprehensive income (loss)	$1,462	$(399)	$469	$(452)

Fair Value of Financial Instruments
The Company applies the authoritative guidance for measuring fair value of financial assets and liabilities and, effective January 1, 2009, the Company also adopted the authoritative guidance for measuring the fair value of non-financial assets and liabilities. The adoption did not have a material impact on the Company’s consolidated financial statements.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance also describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, that may be used to measure fair value:
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
The Company’s cash equivalents of $45,762 as of September 30, 2009, which were invested in money market instruments, were carried at fair value based on quoted market prices. The Company’s marketable securities of $57,089 as of September 30, 2009, which were invested in government, government agency and corporate bonds and certificates of deposit, were also carried at fair value based on quoted market prices. Quoted market prices are a level 1 measurement in the hierarchy of fair value measurements. The Company’s cash equivalents of $68,791 and marketable securities of $33,932 as of December 31, 2008, which were invested in money market instruments and short-term government securities, respectively, were also carried at fair value based on quoted market prices.
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
The following is a summary of the shares used in computing basic and diluted net income (loss) per share:
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average shares used in calculating basic net income (loss) per share	28,304	28,036	28,219	27,814
Stock options	1,243	—	1,194	—
Warrant	1	—	1	—
Restricted shares	21	—	33	—

Shares used in computing diluted net income (loss) per share	29,569	28,036	29,447	27,814

For the three and nine month periods ended September 30, 2009, the Company excluded certain common stock equivalents from the computation of diluted earnings per share as the effect would have been anti-dilutive due to proceeds from the exercise of the options under the treasury stock method being in excess of the average fair market value for the periods. For the three and nine month periods ended September 30, 2008, the Company excluded certain common stock equivalents from the computation of diluted earnings per share because they had an anti-dilutive impact as the Company had a net loss for the periods.
The following common stock equivalents were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2009 and 2008:
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Options to purchase common stock	942	2,374	1,485	2,293
Warrant to purchase common stock	—	1	—	1
Restricted shares	—	70	—	81

Total options, warrants and restricted shares exercisable into common stock	942	2,445	1,485	2,375

Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation under authoritative guidance that requires that all stock-based compensation to employees and directors, including grants of stock options, be valued at fair value on the date of grant and expensed over the applicable service period.
Income Taxes
Income taxes are provided for tax effects of transactions reported in the consolidated financial statements and consist of income taxes currently due plus deferred income taxes related to timing differences between the basis of certain assets and liabilities for financial and income tax reporting. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company follows a two-step process when accounting for uncertain tax positions to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.
The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision.
Segment Data
The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. Revenue is generated predominately in the U.S. and all significant assets are held in the U.S.

Recently Adopted Accounting Guidance
In June 2008, the Financial Accounting Standards Board (the “FASB”) issued new authoritative guidance related to whether unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. Under this guidance, our unvested restricted stock grants are now considered participating securities. The two-class method requires earnings to be allocated between common shareholders and holders of unvested restricted stock grants. As of the adoption of this guidance on January 1, 2009, the Company retrospectively recomputed earnings per common share for all periods presented, but the modified calculation resulted in no change to the historically reported earnings per common share.
In May 2009, the FASB issued authoritative guidance establishing general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective beginning with the Company’s second quarter financial reporting and did not have a material impact on the Company’s consolidated financial statements.
New Accounting Guidance
In September 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides another alternative for establishing fair value for a deliverable. When vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective January 1, 2011, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
3. Stockholders’ Equity
Warrants
In connection with a term loan, the proceeds of which were used to acquire property and equipment, the Company issued a warrant to purchase 520 shares of common stock at an exercise price of $0.38 per share. The warrant, originally due to expire in November 2007, was extended until March 2014. As of September 30, 2009, the warrant remained outstanding.
4. Stock-Based Awards
Stock Incentive Plan
The Company’s 2007 Stock Incentive Plan (the “2007 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards with a maximum term of ten years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. As of September 30, 2009, 1,563,231 of common stock were available for issuance under the 2007 Plan.
Stock Purchase Plan
The Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), became effective upon the completion of the Company’s initial public offering. Six-month offering periods begin on January 1 and July 1 of each year during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price for offerings is equal to 85% of the closing market price of the Company’s common stock at the end of the offering period. The first offering period of 2009 began on January 1, 2009 and was completed on June 30, 2009, at which time 16,806 shares were purchased for total proceeds of $283. As of September 30, 2009, 295,161 shares of common stock were available for issuance to participating employees under the Purchase Plan.
Restricted Stock

During the year ended December 31, 2005, the Company sold 192,010 shares of restricted stock to a certain employee. The vesting of this award is time-based and restrictions lapse over four years. The Company did not record compensation expense because the shares were sold at fair value. At September 30, 2009 and December 31, 2008, 12,008 and 48,008 shares, respectively, remained unvested. No shares have been forfeited.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of revenue	$178	$92	$499	$246
Research and development	299	190	805	501
Sales and marketing	287	163	804	458
General and administrative	537	312	1,505	756

Total	$1,301	$757	$3,613	$1,961

Additionally, the Company capitalized $22 and $62 of stock-based compensation related to the development of internal use software for the three and nine months ended September 30, 2009, respectively. No stock-based compensation expense was capitalized during the three or nine months ended September 30, 2008.
5. Income Taxes
As a result of taxable losses incurred, the Company did not provide for any income taxes in the three or nine month periods ended September 30, 2009 and 2008.
The Company had gross deferred tax assets of $16,559 at December 31, 2008, which did not change significantly at September 30, 2009. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because at September 30, 2009 and December 31, 2008, it was not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized.
The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2009 or December 31, 2008. As of September 30, 2009 and December 31, 2008, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2004 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.
6. Accrued Expenses

	September 30,	December 31,
	2009	2008
Payroll and payroll related	$2,454	$2,211
Licensed software and maintenance	1,066	981
Marketing programs	2,137	569
Other accrued expenses	1,722	1,700

	$7,379	$5,461

7. Commitments and Contingencies
Operating Leases
The Company leased its headquarters under a noncancelable operating lease effectively signed in 2005 and amended at various points to modify the terms of the lease and to increase the amount of space through the term of the lease (the “original lease”). The original lease included certain lease incentives, payment escalations and rent holidays, the net effect of which was accrued and was being recognized as a reduction to rent expense such that rent expense would be recognized on a straight-line basis over the term of occupancy. In May 2009, the Company entered into a new lease and related license agreements (the “new lease”) that superseded the original lease. The new lease, effective through September 30, 2015, includes the space under the original lease as well as additional space that will be made available to the Company at various points during the term of the new lease. The new lease also includes payment escalations and rent holidays, the net effect of which has been accrued and, together with the remaining balance of the accrued lease incentives from the original lease, is being recognized as a reduction to rent expense such that rent expense per square foot is recognized on a straight-line basis over the term of occupancy. In conjunction with the new lease, the landlord is responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. If the landlord and the Company mutually agree to make improvements that cost in excess of the agreed upon landlord cost, the landlord will bill that excess cost to the Company as additional rent. This additional rent, if and when incurred, will be included in the net calculation of lease incentives, so that rent expense per square foot will be recognized on a straight-line basis over the remaining term of occupancy.
In May 2008, the Company entered into two lease agreements in connection with a second sales and support office. The first agreement provided for temporary space through April 2009. The second agreement provides for the lease of long-term space through April 2019. The agreement for long-term space contains certain lease incentives and payment escalations, the net effect of which has been accrued such that rent expense is being recognized on a straight-line basis over the term of occupancy.
The Company also leases a small amount of general office space in Florida under a lease agreement that expires in July 2012.
The aggregate accrued rent balance of $3,161 at September 30, 2009 was included in long-term accrued rent. The accrued rent balance was $2,210 at December 31, 2008, of which $357 was included in accrued expense and $1,853 was included in long-term accrued rent. Total rent expense under operating leases was $1,015 and $2,613 for the three and nine months ended September 30, 2009, respectively, and $586 and $1,612 for the three and nine months ended September 30, 2008, respectively.
As of September 30, 2009, future minimum lease payments under noncancelable operating leases for the years ending December 31 are as follows:

Remainder of 2009	$870
2010	4,201
2011	4,831
2012	5,209
2013 and thereafter	18,351

Total	$33,462

Hosting Services
The Company has agreements with two vendors to provide specialized space and related services from which the Company hosts its software application. As of September 30, 2009, future minimum payments under the agreements for the years ended December 31 are as follows:

Remainder of 2009	$803
2010	3,255
2011	1,900
2012	1,661
2013	774

Total	$8,393

Vendor Commitments
As of September 30, 2009, the Company had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling $16,014. This amount relates primarily to marketing programs and other services to be delivered over the next twelve months.
Letters of Credit and Restricted Cash
As of December 31, 2008, the Company maintained a letter of credit totaling $308 for the benefit of the landlord of the Company’s corporate headquarters lease. In conjunction with the new lease entered into in May 2009, the Company increased the letter of credit to $750. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $750 and $308 as of September 30, 2009 and December 31, 2008, respectively, to secure the letter of credit. These amounts were classified as restricted cash in the balance sheet at September 30, 2009 and December 31, 2008.
Indemnification Obligations
The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and certain other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of September 30, 2009, the Company does not expect it will incur any significant liabilities under these indemnification agreements.
8. 401(k) Savings Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. Effective January 1, 2009, the Company has elected to make matching contributions for the plan year ending December 31, 2009 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s compensation. Through September 30, 2009, the Company had made matching contributions of $885 for the plan year ending December 31, 2009.
9. Subsequent Events
The Company has performed an evaluation of subsequent events through November 6, 2009, which is the date the financial statements were issued.
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
Business Overview
Constant Contact is a leading provider of on-demand email marketing and online survey solutions for small organizations, including small businesses, associations and non-profits. Our customers use our email marketing product to more effectively and efficiently create, send and track professional and affordable permission-based email marketing campaigns. We also offer an online survey product that complements our email marketing product and enables our customers to easily create and send surveys and effectively analyze responses. In the fourth quarter of 2009, we broadly launched an event marketing product.
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
At September 30, 2009, we had 324,240 email marketing customers. We measure our customer base as the number of email marketing customers that we bill directly in the last month of a period. We market our products and acquire our customers through a variety of sources including online marketing through search engines and advertising on online networks and other websites, offline marketing through radio advertising, local seminars and other marketing efforts, contractual relationships with our channel partners, referrals from our growing customer base, general brand awareness and the inclusion of a link to our website in the footer of emails sent by our customers.
Key Financial and Operating Metrics
In connection with the ongoing operation of our business, our management regularly reviews key financial and operating metrics including revenue, expenses, average monthly revenue growth, average revenue per email marketing customer, cost of acquisition, net customer additions, trialer growth, conversion rates for our website visitors and our trialers, customer attrition, customer satisfaction rates, average speed of answer for customer support calls, email deliverability rates, and capital expenditures, among others. Management considers these financial and operating metrics critical to understanding and improving our business, reviewing our historical performance, benchmarking our performance versus other companies and identifying current and future trends, and for planning purposes.
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

•	We continue to closely monitor current adverse economic conditions, particularly as they impact small businesses, associations and non-profits. We are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business.

•	We believe that given the size of our potential market and the relatively low barriers to entry, competition will continue to increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses, will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

•	As of September 30, 2009, we had cash and cash equivalents and short-term marketable securities of $110 million. Year over year we have experienced a substantial decline in our investment income as a result of the reduction in interest rates generally.
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
We also generate a small amount of revenue from professional services, which primarily consist of ancillary services related to our products. Revenue generated from professional services accounted for approximately 1% of gross revenue for each of the three and nine months ended September 30, 2009 and 2008.
Cost of Revenue and Operating Expenses
We allocate certain occupancy and general office related expenses, such as rent, utilities, office supplies and depreciation of general office assets, to cost of revenue and operating expense categories based on headcount. As a result, an occupancy expense allocation is reflected in cost of revenue and each operating expense category.
Cost of Revenue. Cost of revenue consists primarily of wages and benefits for software operations and customer support personnel, credit card processing fees, as well as depreciation and amortization and maintenance and hosting of our software applications underlying our product offerings. We allocate a portion of customer support costs relating to assisting trial customers to sales and marketing expense.
The expenses related to our hosted software applications are affected by the number of customers who subscribe to our products and the complexity and redundancy of our software applications and hosting infrastructure. We expect cost of revenue to increase in absolute dollars and increase slightly as a percentage of revenue in 2009 as compared to 2008 because we are experiencing a full year of operating our second third-party hosting facility which became operational in 2008. Over the longer term, we anticipate that these expenses will increase in absolute dollars as we expect to increase our number of customers, but decrease slightly as a percentage of revenue due to efficiencies created by our expected growth in revenue.
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
Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees, and the portion of customer support costs that relates to assisting trial customers. Advertising costs consist primarily of pay-per-click payments to search engines, other online and offline advertising media, including radio, television and print advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships, and event costs. Our advertising and promotional expenses have historically been highest in the fourth quarter of each year as this reflects a period of increased sales and marketing activity for many small organizations. In order to continue to generate brand and category awareness and to grow our business, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect that, on an annual basis, sales and marketing expenses will increase in absolute dollars, but decrease as a percentage of revenue as we expect to continue to grow our revenue at a faster rate.
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
Results of Operations
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Revenue. Revenue for the three months ended September 30, 2009 was $33.5 million, an increase of $10.6 million, or 47%, over revenue of $22.9 million for the three months ended September 30, 2008. The increase in revenue resulted primarily from a 44% increase in the number of average monthly email marketing customers and, to a lesser extent, a modest increase in average revenue per customer. Average monthly email marketing customers increased to 314,028 in the three months ended September 30, 2009 from

217,495 in the three months ended September 30, 2008, while average revenue per customer in the three months ended September 30, 2009 increased to $35.59 from $35.03 in the three months ended September 30, 2008. We expect our average revenue per customer to increase over time as we expect to generate additional revenue from our email marketing customers for add-ons to the email marketing product and from our survey and event marketing products. We do not, however, expect any significant revenue contribution in 2009 from our event marketing product.
Cost of Revenue. Cost of revenue for the three months ended September 30, 2009 was $9.9 million, an increase of $3.3 million, or 51%, over cost of revenue of $6.6 million for the three months ended September 30, 2008. Of the increase in cost of revenue, $1.4 million resulted from increased depreciation, hosting and maintenance costs as a result of scaling and adding capacity to our hosting infrastructure, inclusive of the impact of operating our second third-party hosting facility that we opened in 2008. Additionally, $853,000 and $508,000 resulted from increased personnel costs attributable to additional employees in our customer support group and operations group, respectively, because we increased the number of employees to support our customer growth and manage our infrastructure. Approximately $301,000 of the increase related to higher credit card fees due to the higher volume of billing transactions. As a percentage of revenue, cost of revenue was 30% and 29% for the three months ended September 30, 2009 and 2008, respectively. The increase as a percentage of revenue was due primarily to the 66% increase in depreciation, hosting and maintenance costs and the 79% increase in personnel costs in our operations group as compared to the 47% increase in revenue.
Research and Development Expenses. Research and development expenses for the three months ended September 30, 2009 were $4.7 million, an increase of $729,000, or 19%, over research and development expenses of $3.9 million for the three months ended September 30, 2008. As a percentage of revenue, research and development expenses were 14% for the three months ended September 30, 2009 and 17% for the three months ended September 30, 2008. The increase in absolute dollars was primarily due to additional personnel related costs of $693,000 because we increased the number of research and development employees to further enhance our products and develop new products.
Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2009 were $14.2 million, an increase of $3.4 million, or 31%, over sales and marketing expenses of $10.8 million for the three months ended September 30, 2008. As a percentage of revenue, sales and marketing expenses were 42% for the three months ended September 30, 2009 and 47% for the three months ended September 30, 2008. The increase in absolute dollars was primarily due to increased advertising and promotional expenditures of $1.8 million due to continued expansion of our multi-channel marketing strategy, including our national radio advertising campaign. Additionally, personnel related costs increased by $1.1 million because we added employees in an effort to generate sales leads and accommodate the growth in sales leads. Partner referral fees also increased by $331,000 because the number of new customers generated from our channel partners increased.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2009 were $3.4 million, an increase of $868,000, or 34%, over general and administrative expenses of $2.6 million for the three months ended September 30, 2008. As a percentage of revenue, general and administrative expenses were 10% for the three months ended September 30, 2009 and 11% for the three months ended September 30, 2008. The increase in absolute dollars was primarily due to additional personnel related costs of $703,000 because we increased the number of general and administrative employees to support our overall growth, and because our stock-based compensation expense increased due to additional stock option grants.
Interest Income. Interest income for the three months ended September 30, 2009 was $123,000, a decrease of $491,000 from interest income of $614,000 for the three months ended September 30, 2008. The decrease was due entirely to the decrease in interest rates earned on our cash equivalents and short-term marketable securities investments in the third quarter of 2009 as compared to the third quarter of 2008.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Revenue. Revenue for the nine months ended September 30, 2009 was $92.6 million, an increase of $30.8 million, or 50%, over revenue of $61.8 million for the nine months ended September 30, 2008. The increase in revenue resulted primarily from a 48% increase in the number of average monthly email marketing customers and to a modest increase in average revenue per customer. Average monthly email marketing customers increased to 291,418 in the nine months ended September 30, 2009 from 196,562 in the nine months ended September 30, 2008, while average revenue per customer in the nine months ended September 30, 2009 increased to $35.31 from $34.93 in the nine months ended September 30, 2008. We expect our average revenue per customer to increase over time as we expect to generate additional revenue from our email marketing customers for add-ons to the email marketing product and from our survey and event marketing products. We do not, however, expect any significant revenue contribution in 2009 from our event marketing product.
Cost of Revenue. Cost of revenue for the nine months ended September 30, 2009 was $27.0 million, an increase of $10.0 million, or 59%, over cost of revenue of $17.0 million for the nine months ended September 30, 2008. Of the increase in cost of revenue, $3.9 million resulted from increased depreciation, hosting and maintenance costs as a result of scaling and adding capacity to our hosting infrastructure, inclusive of the impact of operating our second third-party hosting facility that we opened in 2008. Additionally, $2.8 million and $1.5 million resulted from increased personnel costs attributable to additional employees in our customer support group and operations group, respectively, because we increased the number of employees to support our customer growth and manage our infrastructure. Approximately $942,000 of the increase related to higher credit card fees due to the higher volume of billing transactions. As a percentage of revenue, cost of revenue was 29% and 27% for the nine months ended September 30, 2009 and 2008, respectively. The increase as a percentage of revenue was due primarily to the 74% increase in depreciation, hosting and maintenance costs and the 80% increase in personnel costs in our operations group as compared to the 50% increase in revenue.
Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2009 were $13.3 million, an increase of $2.3 million, or 22%, over research and development expenses of $11.0 million for the nine months ended September 30, 2008. As a percentage of revenue, research and development expenses were 14% for the nine months ended September 30, 2009 and 18% for the nine months ended September 30, 2008. The increase in absolute dollars was primarily due to additional personnel related costs of $2.1 million because we increased the number of research and development employees to further enhance our products and develop new products.
Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2009 were $42.3 million, an increase of $12.6 million, or 42%, over sales and marketing expenses of $29.7 million for the nine months ended September 30, 2008. As a percentage of revenue, sales and marketing expenses were 46% for the nine months ended September 30, 2009 and 48% for the nine months ended September 30, 2008. The increase in absolute dollars was primarily due to increased advertising and promotional expenditures of $7.4 million due to continued expansion of our multi-channel marketing strategy including our national radio advertising campaign. Additionally, personnel related costs increased by $3.4 million because we added employees in an effort to generate sales leads and accommodate the growth in sales leads. Partner referral fees also increased by $1.0 million as the number of new customers generated from our channel partners increased.
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2009 were $10.0 million, an increase of $3.1 million, or 45%, over general and administrative expenses of $6.9 million for the nine months ended September 30, 2008. As a percentage of revenue, general and administrative expenses were 11% for both the nine months ended September 30, 2009 and 2008. The increase in absolute dollars was primarily due to additional personnel related costs of $2.4 million because we increased the number of general and administrative employees to support our overall growth, and because our stock-based compensation expense increased due to additional stock option grants.
Interest Income. Interest income for the nine months ended September 30, 2009 was $409,000, a decrease of $1.9 million from interest income of $2.3 million for the nine months ended September 30, 2008. The decrease was due entirely to the decrease in interest rates earned on our cash equivalents and short-term marketable securities through the third quarter of 2009 as compared to the same period in 2008.
Liquidity and Capital Resources
At September 30, 2009, our principal sources of liquidity were cash and cash equivalents and marketable securities of $110.4 million. Since our inception we have financed our operations primarily through the sale of redeemable convertible preferred stock, issuance of convertible promissory notes, borrowings under credit facilities and, to a lesser extent, cash flow from operations. On October 9, 2007, we completed our initial public offering, in which the Company issued and sold 6,199,845 shares of common stock at a price to the public of $16.00 per share. We raised approximately $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. We used $2.6 million of proceeds to repay our outstanding principal and interest under our term loan facility. In April 2008, we completed a secondary public offering in which the Company issued and sold 314,465 shares of common stock at a price to the public of $16.00 per share. We raised approximately $4.0 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. In the future, we anticipate that our primary sources of liquidity will be cash generated from our operating activities.

Cash Provided By Operating Activities
Net cash provided by operating activities was $16.2 million for the nine months ended September 30, 2009 as compared to $10.8 million for the nine months ended September 30, 2008. Net cash provided by operating activities for the nine months ended September 30, 2009 consisted of net income of $502,000, contributions from working capital accounts of $4.9 million, non-cash charges of $9.7 million and an increase in long-term accrued rent of $1.3 million. The contribution from working capital accounts was primarily due to an increase in deferred revenue of $4.3 million, an increase in accrued expenses of $1.9 million and a decrease in prepaid expenses and other receivables of $368,000 partially offset by a decrease in accounts payable of $1.7 million. The non-cash charges consisted primarily of depreciation and amortization of $6.0 million and stock-based compensation expense of $3.6 million. Net cash provided by operating activities for the nine months ended September 30, 2008 consisted primarily of the contribution from working capital accounts of $5.4 million and non-cash charges of $5.8 million. The contribution from working capital accounts was primarily due to an increase in deferred revenue of $3.7 million and an increase in accounts payable and accrued expenses of $2.8 million partially offset by an increase in prepaid expenses and other current assets of $1.2 million. The non-cash charges consisted primarily of depreciation and amortization of $3.9 million and stock-based compensation expense of $2.0 million.
Cash Used In Investing Activities
Net cash used in investing activities was $36.9 million for the nine months ended September 30, 2009 compared to $6.5 million for the nine months ended September 30, 2008. Net cash used in investing activities during the nine months ended September 30, 2009 consisted of the purchase of short-term marketable securities of $54.6 million and the acquisition of property and equipment of $13.2 million as well as an increase in restricted cash of $442,000 related to a new lease we signed in May 2009 partially offset by cash received from the sale and maturities of short-term marketable securities of $31.4 million. Property and equipment purchases consisted of hardware and software to support our product infrastructure, capitalization of certain software development costs, computer equipment for our employees and equipment and leasehold improvements primarily related to our second sales and support office. Net cash used in investing activities during the nine months ended September 30, 2008 consisted primarily of cash paid for the acquisition of property and equipment of $11.0 million partially offset by cash received from the maturities of marketable securities of $4.5 million. Property and equipment purchases consisted of hardware and software to support our product infrastructure, capitalization of certain software development costs, computer equipment for our employees and equipment and leasehold improvements primarily related to additional office space and to our second sales and support office.
Cash Provided By Financing Activities
Net cash provided by financing activities was $716,000 for the nine months ended September 30, 2009 and was due to proceeds from the issuance of our common stock pursuant to the exercise of stock options of $433,000 as well as proceeds from the purchase of our common stock pursuant to our employee stock purchase plan of $283,000. Net cash provided by financing activities was $4.4 million for the nine months ended September 30, 2008 primarily due to net proceeds of $4.0 million from our secondary public offering of common stock completed in April 2008. Additionally we received proceeds of $229,000 from stock issued in conjunction with our employee stock purchase plan and proceeds of $211,000 from the issuance of our common stock pursuant to the exercise of stock options.
Contractual Obligations
In May 2009, we signed a new noncancelable real estate operating lease that superseded our existing headquarters’ lease. The new lease incorporates both the space we were occupying under the original lease as well as additional space that will be made available to us through the term of the lease. The new lease is effective through September 2015.
In May 2008, we entered into two lease agreements with two related lessors in connection with opening a second sales and support office. The first agreement provided for temporary space and terminated in April 2009. The second agreement provides for long-term space for a period of ten years that began in April 2009 and expires in April 2019.
We have agreements with two vendors to provide specialized space and related services from which we host our software application. The agreements include payment commitments that expire at various dates through 2013.

As of September 30, 2009, we had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling approximately $16.0 million. This amount relates primarily to marketing programs and other services to be delivered over the next twelve months.
The following table summarizes our contractual obligations at September 30, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due In
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)
Operating lease obligations	$33,462	$3,873	$10,353	$10,778	$8,458
Hosting commitments	8,393	3,245	3,959	1,189	—
Vendor commitments	16,014	16,014	—	—	—

Total	$57,869	$23,132	$14,312	$11,967	$8,458

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
New Accounting Guidance
In September 2009, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides another alternative for establishing fair value for a deliverable. When vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective January 1, 2011, and early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. We bill our customers in U.S. dollars and receive payment in U.S. dollars. Accordingly, our results of operations and cash flows are not subject to material fluctuations due to changes in foreign currency exchange rates.
Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $110.4 million at September 30, 2009 which consisted of cash, money market instruments, short-term government securities, corporate and agency bonds and commercial paper. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the short-term nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates have reduced our interest income through the third quarter of 2009 as compared to the same period in 2008.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
To succeed, we must continue to attract and retain a large number of customers on a cost-effective basis, many of whom have not previously used an email marketing service. We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website, national radio advertising, television advertising and including a link to our website in substantially all of our customers’ emails. In addition, we are committed to providing our customers with a high level of support. As a result, we believe many of our new customers are referred to us by existing customers. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.
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
We depend on email to market to and communicate with our customers, and our customers rely on email to communicate with their customers and members. Various private entities attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, ISPs and Internet protocol addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company’s Internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist.
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
To date, we have largely focused our business on providing our email marketing product for small organizations, but we may in the future seek to serve other market segments and expand our service offerings. In 2007, we introduced our survey product, which enables customers to create and send online surveys and analyze responses, and our add-on email archive service that enables our customers to archive their past email campaigns. In addition, in the fourth quarter of 2009, we launched an event marketing product. Any efforts to expand beyond the small organization market or to introduce new products beyond our email marketing product, including our survey product and our event marketing product, may not result in revenue growth, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business or product, which may harm our financial performance.
Our customers’ use of our products and website to transmit negative messages or website links to harmful applications could damage our reputation, and we may face liability for unauthorized, inaccurate or fraudulent information distributed via our products.
Our customers could use our email marketing product or website to transmit negative messages or website links to harmful applications, reproduce and distribute copyrighted and trademarked material without permission, or report inaccurate or fraudulent data or information. Any such use of our products could damage our reputation and we could face claims for damages, copyright or trademark infringement, defamation, negligence or fraud. Moreover, our customers’ promotion of their products and services through our email marketing product may not comply with federal, state and foreign laws. We cannot predict whether our role in facilitating these activities would expose us to liability under these laws. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
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
Our success will depend in part on the ability of our senior management to manage this expected growth effectively. To do so, we believe we will need to continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems, which includes installing a new customer billing system in 2009. The expected addition of new employees and the capital investments that we anticipate will be necessary to manage our anticipated growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our anticipated growth, we will be unable to execute our business plan.
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
We have incurred net losses in the past and we expect to incur net losses in the future. As of September 30, 2009, our accumulated deficit was $44.3 million. We generated a net profit of $1.5 million for the three months ended September 30, 2009 and $39,000 for the three months ended June 30, 2009, however, net losses were $1.0 million for the three months ended March 31, 2009 and $2.1 million for the year ended December 31, 2008. Our quarters ended September 30, 2009, June 30, 2009 and March 31, 2008 were the only quarters in which we generated a profit. There is no guarantee we will be profitable in the future. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be profitable in any future period. Our recent revenue growth may not be indicative of our future performance. In future periods, we may not have any revenue growth, or our revenue could decline.
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
We did not sell any unregistered securities during the three months ended September 30, 2009.
On October 9, 2007, we completed our initial public offering, in which 7,705,000 shares of common stock were sold at a price of $16.00 per share. We sold 6,199,845 shares of our common stock in the offering and the selling stockholders sold 1,505,155 of the shares of common stock in the offering. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-144381), which was declared effective by the SEC on

October 2, 2007. The offering commenced as of October 3, 2007 and did not terminate before all of the securities registered in the registration statement were sold. CIBC World Markets Corp., Thomas Weisel Partners LLC, William Blair & Company, L.L.C., Cowen and Company, LLC and Needham & Company, LLC acted as representatives of the underwriters. We raised approximately $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering costs were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. From the effective date of the registration statement through September 30, 2009, we used $2.6 million of the net proceeds to repay our outstanding principal and interest under our term loan facility with Silicon Valley Bank. We intend to use the remaining net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. Pending these uses, we have invested the funds in registered money market accounts and in short-term investment grade and U.S. government securities. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

CONSTANT CONTACT, INC.
Date: November 6, 2009	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2009	By:	/s/ Steven R. Wasserman
Steven R. Wasserman
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
     Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 *#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

*	Filed herewith.

#	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall they be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.