Form 10-K
period 2009-12-31
Constant Contact, Inc.
filed 2010-03-10
CIK 1405277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Market on June 30, 2009 was $526,133,032.

As of March 8, 2010, the registrant had 28,483,641 shares of Common Stock, $0.01 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for the registrant’s 2010 annual stockholders’ meeting to be held on June 1, 2010 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

CONSTANT CONTACT, INC.

Forward-Looking Statements

Matters discussed in this Annual Report on Form 10-K relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, market opportunity, plans and objectives, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often, but not always, identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, “objectives”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future events or future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A — “Risk Factors” and those included elsewhere in this Annual Report on Form 10-K and in our other public filings with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections, judgments and beliefs upon which we base our expectations included in this Annual Report on Form 10-K, other periodic reports or otherwise are made only as of the date made and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

References in this Annual Report on Form 10-K to “Constant Contact”, the “Company”, “we” or “us” means Constant Contact, Inc. and its wholly-owned subsidiary, Constant Contact Securities Corporation.

PART I

ITEM 1.	BUSINESS

Overview

Constant Contact is a leading provider of on-demand email marketing, event marketing and online survey solutions for small organizations, including small businesses, associations and non-profits. Our customers use our email marketing product to more effectively and efficiently create, send and track professional and affordable permission-based email marketing campaigns. With these campaigns, our customers can build stronger relationships with their customers, clients and members, increase sales and expand membership. Our email marketing product incorporates a wide range of customizable templates to assist in campaign creation, user-friendly tools to import and manage contact lists and intuitive reporting to track campaign effectiveness. As of December 31, 2009, we had 347,548 email marketing customers. We also offer an online survey product that enables our customers to easily create and send surveys and effectively analyze responses. In the fourth quarter of 2009, we launched an event marketing product that allows our customers to promote and manage events, track event registrations and collect online payments. Our products are complementary and fully integrated.

We provide our products on an on-demand basis, meaning that our customers can access and use our products through a standard web browser. This model enables us to deploy and maintain a secure and scalable application that is easy for our customers to implement at compelling prices. Our email marketing customers pay a monthly subscription fee that generally ranges between $15 per month and $150 per month based on the size of their contact lists and, in some cases, volume of mailings. Our event marketing customers pay a monthly fee of $15 for up to five concurrent events. Our survey customers pay a flat monthly fee of $15 that enables them to receive and track a maximum of 5,000 survey responses per month. We offer discounts for multiple product purchases and prepayments and to non-profits. For the year ended December 31, 2009, the average monthly amount that we charged a customer for our email marketing solution alone was $33.73. In addition, in 2009, our average monthly total revenue per email marketing customer, including all sources of revenue, was $35.55. We believe that the simplicity of on-demand deployment combined with our affordable subscription fees and functionality facilitate adoption of our products by our target customers.

Our email marketing customer base has grown steadily from approximately 25,000 at the end of 2004 to over 347,500 as of December 31, 2009. Our customers include varied types of small organizations including retailers, restaurants, day spas, law firms, consultants, non-profits, religious organizations and alumni associations. Customers in more than 140 countries and territories currently use our email marketing product. We estimate that approximately two-thirds of our customers have fewer than ten employees and, in the year ended December 31, 2009, our top 100 email marketing customers accounted for less than 1% of our total email marketing revenue. Our customers have displayed a high degree of loyalty. From January 2005 through December 2009, at least 97.4% of our customers in a given month have continued to subscribe to our email marketing product in the following month.

We market our products and acquire our customers through a variety of sources including online advertising, channel partnerships, national radio advertising, limited television advertising, regional initiatives, referrals, print advertising and general brand awareness. Our online advertising includes search engine marketing, including pay-per-click advertising, and advertising on online networks and other websites, including banner advertising. Our channel partnerships consist of contractual relationships with over 5,100 active partners, which include national small business service providers such as Network Solutions, LLC and American Express Company, as well as local small business service providers such as web developers and marketing agencies, who refer customers to us through links on their websites and outbound promotions to their customers. National radio advertising, which we launched in September 2008, is designed to raise awareness of the benefits of email marketing and our brand. Our regional initiatives include local seminars and local advertising, including print and online. Referral customers come from word-of-mouth from our customer base and the inclusion of a link to our website in the footer of substantially all of the approximately 1.9 billion emails currently sent by our customers each month. Finally, we believe our general brand awareness, press and thought leadership initiatives and visibility drive prospects to us.

We were incorporated in Massachusetts in August 1995 under the name Roving Software Incorporated. We reincorporated in Delaware in July 2000 and changed our name to Constant Contact, Inc. in December 2006. Our on-demand email marketing product was first offered commercially in 2000.

Our principal executive offices are located at 1601 Trapelo Road, Suite 329, Waltham, Massachusetts 02451. Our telephone number is (781) 472-8100. Our website address is www.constantcontact.com. We are not including the information contained on our website or any information that may be accessed by links on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Through a link on the Investor Relations section of our website, we make available our filings with the Securities and Exchange Commission, or SEC, after they are electronically filed with or furnished to the SEC. All such filings are available free of charge. These filings are also available, free of charge, at www.sec.gov.

Industry Background

Benefits of Email Marketing

We believe small organizations are increasingly turning to email marketing as a means to communicate with their customers, clients and members. Key benefits that drive adoption of email marketing include the following:

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

Constant Contact Market Opportunity

We believe email marketing is an excellent fit for small organizations. We also believe small businesses and non-profits tend to rely heavily on repeat sales and referrals to grow their businesses and expand their membership bases, and we believe email marketing is a cost effective way to reach these audiences.

Small organizations also represent a large market opportunity. The U.S. Small Business Administration estimated that there were approximately 29.6 million small businesses in the United States in 2008. In 2009, the National Center of Charitable Statistics estimated that there were approximately 1.5 million non-profits in the United States. Other small organizations that use email marketing include online auction sellers, independent musicians, community organizations, school districts, parent/teacher associations and sports leagues. Based on these estimates, we believe our email marketing product could potentially address the needs of more than 31 million small organizations domestically. We believe that all small organizations could benefit by communicating regularly with their constituents and, further, that email marketing with our product is an effective and affordable method to facilitate this type of communication.

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

We also believe most existing alternatives for email marketing are poorly suited to meet the needs of small organizations. Some of these existing alternatives include:

•	General Email Applications. General email applications and services such as Microsoft® Outlook®, Google Gmail®, America Online® and Microsoft® Hotmail® are generally designed for one-to-one emails. They do not easily incorporate the formatting, graphics, and links necessary to produce professional-looking email marketing campaigns. They also limit the number of recipients per email and do not have the reporting capabilities to allow users to evaluate the effectiveness of their email marketing campaigns. Finally, they do not provide regulatory compliance tools to assist the sender in complying with anti-spam requirements.

•	Enterprise Service Providers. Enterprise service providers, such as Epsilon Data Management LLC (a subsidiary of Alliance Data Systems Corporation), ExactTarget, Inc., Responsys Inc. and Silverpop Systems Inc. focus on large organizations with sizeable marketing budgets. These providers offer sophisticated, Internet-based marketing services and tools with professional and customized execution and reporting at a price and scale that is generally beyond the scope of most small organizations.

As a result, we believe there is an opportunity for an email marketing solution tailored to the needs of small organizations. These users seek an affordable, easy-to-use email marketing solution with a professional appearance and reliable performance.

Business Strengths

We believe that the following business strengths differentiate us from competitors and are key to our success:

•	Focus on Small Organizations. We have maintained a consistent and exclusive focus on small organizations, which has enabled us to design a full customer experience tuned to their unique needs. Through the website experience, product usability, affordable price point and personal touch of our communications consultants and customer support representatives, we work to ensure that small organizations feel that we are committed to their success.

•	Efficient Customer Acquisition Model. We believe that we have developed an efficient customer acquisition model that generates an attractive return on our sales and marketing expenditures. We utilize a variety of marketing channels to acquire new customers including online advertising, channel partnerships, national radio advertising, targeted television advertising, referrals, print advertising, in-person seminars and public relations and other brand awareness programs. In 2009, our cost of email marketing customer acquisition, which we define as our total annual sales and marketing expense divided by the gross number of email marketing customers added during the year, was approximately $350 per email marketing customer. For 2009, our average monthly total revenue per email marketing customer, including all sources of revenue, was $35.55, implying payback on a revenue basis in less than one year.

•	High Degree of Recurring Revenue. We benefit from a high level of customer loyalty. From January 2005 through December 2009, at least 97.4% of customers in a given month have continued to subscribe to our email marketing product in the following month. We believe this represents a high level of customer retention, particularly given the transient nature of many small organizations. These customers provide us with a significant base of recurring revenue and generate new customer referrals.

•	Consistent Commitment to Customer Service. We seek to provide our customers with a high level of customer support in order to encourage trials and ongoing usage of our products. We conduct online webinars and in-person events to educate potential customers about the benefits of email marketing. In addition, our communications consultants seek to contact all new U.S., Canadian and United Kingdom based trial customers to help them launch an initial campaign and address any questions or concerns. We believe we have a highly satisfied customer base.

•	Software-as-a-Service Delivery. We provide our product on an on-demand basis, meaning that our customers can access and use our product through a standard web browser. This enables our customers to rapidly begin using our product with few up-front costs and limited technical expertise. It also enables us to serve additional customers with little incremental expense and to deploy new applications and upgrades quickly and efficiently to our existing customers.

•	Integrated Multiple Product Offering. In 2007, we launched our online survey product and, in 2009, we launched our event marketing product. These products are fully integrated with our email marketing product. As a result, all of our products share a common contact management system, in which all information resides in one place that streamlines the management of customer contact information across all products. When used in combination, our products provide our customers with a unified, efficient, and effective marketing solution that enhances their ability to build and strengthen customer relationships.

Growth Strategy

Our objective is to increase our market leadership through the following strategies:

•	Acquire New Customers. We aggressively seek to continue to attract new customers by promoting the Constant Contact brand, educating prospects on the benefits of email marketing, event marketing and online surveys and encouraging small organizations to try our products.

•	Increase Revenue Per Customer. As of December 31, 2009, we had in excess of 347,500 email marketing customers. We seek to increase revenue from each email marketing customer through cross-selling our event marketing and survey products and through add-on services we offer, such as image hosting and email archiving, which enhance our products,

•	Provide Additional Products. We plan to continue to invest in research and development to maintain our leadership position in email marketing and to develop and provide our customers with complementary products that are easy to use, effective and affordable. We believe that we have a significant opportunity to sell our event marketing and survey products to our email marketing customers. As new customers adopt our event marketing and survey products, we will also have the opportunity to cross-sell our email marketing product.

•	Pursue Complementary Acquisitions. We follow industry developments and technology advancements and intend to evaluate and potentially acquire technologies or businesses to enhance our products, offer new products and access new customers or markets, or both.

•	Expand Internationally. We currently sell our products to customers in over 140 countries and territories, despite limited marketing efforts outside of the United States. We also offer certain customer support services in Spanish, including email marketing templates and webinars. We believe that opportunities exist to more aggressively market our products in English and Spanish-speaking countries.

Our Products and Services

Email Marketing

Our email marketing product allows customers to easily create, send and track professional-looking email campaigns. Our email marketing product provides customers with the following features:

•	Campaign Creation Wizard. This comprehensive, easy-to-use interface enables our customers to create and edit email campaigns. Through intuitive controls, customers can readily change colors, fonts, borders and backgrounds and insert images and logos to help ensure that their emails appear polished and professional. The wizard operates on a “what-you-see-is-what-you-get” basis whereby a customer can move paragraphs and blocks of content within the draft email quickly and view the message from the perspective of intended recipients.

•	Professionally Developed Templates. These pre-designed email message forms help customers quickly create attractive and professional campaigns. Over 420 templates provide ideas about the kinds of emails customers can send, including newsletters, business letters, promotions and announcements, and demonstrate, through the use of color and format, the creativity and professionalism of a potential campaign. Our advanced editing functionality enables customers to easily modify the templates. We also provide templates designed to appeal to specific vertical markets. For example, we offer a restaurant template that includes a pre-formatted menu section and a retail template designed to promote men’s apparel.

•	Contact List Growth and Management. These tools help customers build and manage their email contact lists. Our contact list building tools include file and spreadsheet import functionality as well as software plug-ins to import contact lists maintained in Microsoft® Outlook®, Microsoft® Outlook Express®, Intuit® QuickBooks®, ACT!® by Sage Software and Salesforce®. We also offer a Contact Capture Tool that enables customers to add and update contacts directly from a computer or point of sale device. Finally, we provide customers the ability to add a “Join My Mailing List” application on the customer’s website and Facebook® page, which can be used to gather new contacts. Our list management tools enable a customer to target or segment contacts for all or specific campaigns and monitor email addresses to which previous campaigns could not be delivered. In addition to their constituents’ names and email addresses, several additional customizable fields are available for the purposes of personalizing email messages. Unsubscribe requests are automatically processed to help ensure ongoing compliance with government regulations and email marketing best practices.

•	Email Tracking and Reporting. These features enable our customers to review and analyze the overall effectiveness of a campaign by tracking and reporting aggregate information including how many emails were delivered, how many were opened, and which links were clicked on. These features also enable our customers to identify on an individual basis which contacts received an email, opened an email and clicked on particular links within the message.

•	Email Delivery Management. These tools are incorporated throughout our product and are designed to maintain our high deliverability rates. Some of these tools are readily apparent to our customers, such as in-depth delivery tracking. Others are delivered through back-office processes, such as a spam content check and address validation. To further improve the percentage of emails delivered, we work closely with Internet service providers, or ISPs, on spam prevention issues. We also include processes and verifications that greatly increase compliance with anti-spam standards. According to data measured by an independent third party, approximately 98% of our customers’ emails were delivered past any spam filters or controls to their target email inboxes in the United States during 2009.

•	Image Hosting. We enable customers to store up to five images for free, view and edit these images and resize them as necessary for use in their email campaigns. For customers who elect to purchase our premium image hosting option, we offer them access to our stock image gallery with thousands of images to choose from and allow them to store up to approximately 1,200 personal images (25 megabytes). The premium image hosting option costs an additional $5.00 per month. By adding images to an email message, a customer can make the campaign more compelling and visually appealing.

•	Email Archive. We offer our customers the ability to create a hosted version of current and past email communications on our system and make them readily available to their constituents via a link on a customer’s website or on Facebook® or Twittertm. The service, which is available for an additional $5.00 per month, extends the life of up to 100 email communications and provides our customers an ability to showcase on their website and social media sites the extent and breadth of their communication efforts.

•	Security and Privacy. We protect our customers’ data at a higher level than we believe many of our customers do themselves. We do not use our customers’ confidential information, including their contact lists, except in the delivery of our product, nor do we share, sell or rent this information. In addition, we require that our customers adopt a privacy policy to assist them in complying with government regulations and email marketing best practices.

Event Marketing

Our event marketing product, which we launched in the fourth quarter of 2009, allows our customers to promote and manage events, invite potential attendees, capture and track registrations, collect online payments and communicate with registrants. Customers can use our product to create an event homepage, email invitations, and keep an online calendar of events. An event link can be included on any website, blog or social networking site. Our event marketing product enables our customers to send professional looking communications to event registrants such as reminders, updates, and confirmations. Our event marketing product allows our customers to use our pre-designed registration forms or to customize a form to capture more data from registrants and enables credit card processing via PayPal®. Our customers can also track registration, payment, attendance and other information about their events in real-time. Similar to our email marketing product, our event marketing product includes an event creation wizard, over 50 different preformatted and customizable event theme templates, list management capabilities and access to customer support.

Survey

Our online survey product enables our customers to survey their customers, clients or members and analyze the responses. By selecting one of our customizable templates and editing our template questions or entering their own questions, our customers can easily create a professionally formatted survey. Similar to our email marketing product, our survey product includes a survey creation wizard, over 40 different preformatted and customizable survey templates, list management capabilities and access to customer support.

By incorporating a real-time and comprehensive reporting function, our survey product enables our customers to analyze overall survey results and specific answers submitted by individual respondents. Our survey product includes analytic features that enable our customers to segment results based on survey responses, easily edit filters for “slice and dice” analysis and view the results in intuitive, easy-to-understand graphical and detailed data formats. Results can be exported to a Microsoft® Excel® file for additional analysis. Our customers can identify the respondents associated with filtered results and create a unique contact list of these respondents who can then be targeted with a specific message or follow-up email campaign. In addition, we offer an online polling feature that enables our customers to create online polls for use on their websites. Responses can be viewed immediately.

Customer Support

Our customer support organization includes customer support, customer operations training and compliance.

We provide free unlimited customer support to all customers via phone, chat or email. In the fourth quarter of 2009, our customer support employees answered approximately 2,700 calls per day with an average wait time of less than two minutes. Our phone and chat support teams are located both at our headquarters in Waltham, Massachusetts and at our sales and support call center in Loveland, Colorado. We outsource a portion of our email support to a third party based in Bangalore, India. We complement our customer support with free daily product tours offered via our website, an archive of frequently asked questions, or FAQs, and webinars that explain the benefits of email marketing, event marketing and survey.

Our compliance group is responsible for enforcing our permission and prohibited content policies. We work closely with customers who have higher than average spam complaint rates or bounced emails, and with customers whose emails are flagged by our system as possibly including prohibited content or spam, to assist them in complying with our policies. If we cannot resolve outstanding concerns, we terminate our agreement with the customer.

As of December 31, 2009, we had 251 employees working in our customer support organization.

Ancillary Services

We also offer our customers the following ancillary services:

Professional Services.  Although the majority of our customers select the “do-it-yourself” approach, we also offer professional services to customers who would like their email campaigns, event promotions or surveys prepared for them. Our professional service offerings range from a low-cost getting started service to custom campaign creation.

Experts Program.  In 2009, we launched the Constant Contact Experts Program. Under this program, we offer a free self-paced online training program designed to educate participants on email marketing best practices. We also offer a one- or two-day paid workshop program that provides attendees with a comprehensive email marketing training program that emphasizes the use of our email marketing product.

Pricing

Every customer experience starts with a free 60-day trial. The only requirement for the free trial is that the trial customer must enter a valid email address that we verify before they can send an initial campaign. The trial experience is designed to introduce our products to potential customers and is subject to certain use limitations. For example, email marketing trial customers are limited to a contact list size of 100 email addresses, event marketing trial customers are limited to 10 event registrants and may not collect online payments and survey trial customers are limited to 100 responses and may not export survey results. All of our customer support resources are available during the free trial period. At the conclusion of the 60-day trial (or earlier if the trial customer’s use of the products exceeds these use limitations), we ask the customer to provide payment information in order to begin billing for continued use of our products.

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

Customers in these pricing tiers may send an unlimited number of emails per month. During 2009, approximately 80% of our email marketing customers were in our two lowest pricing tiers, $15.00 and $30.00 per month. We offer additional pricing tiers for large list customers. These large list customers are limited as to the number of emails they can send per month for a fixed monthly fee, with overage charges assessed on emails exceeding the monthly limit.

Our event marketing product is priced at $15 per month for up to five concurrent events. Pricing is based solely on the number of active events. Our survey product is priced at a flat fee of $15 per month, subject to a maximum of 5,000 survey responses per month. We offer our premium image hosting services for $5.00 per month for customers with less than 350,000 unique email addresses and our email archive service for $5.00 per month. We offer discounted rates to non-profits and for customers who purchase multiple products and discounted pricing options for those customers that pay for six or twelve months in advance.

Customers

We have maintained a consistent and exclusive focus on small organizations. As of December 31, 2009, we served a large and diverse group of over 347,500 email marketing customers, over 3,100 event marketing customers and over 26,300 survey customers. Substantially all of our event marketing and survey customers were also email marketing customers as of that date. This customer base is comprised of business-to-business users, business-to-consumer users and non-profits and associations. We serve a wide range of business-to-business customers including law firms, accountants, marketing and public relations firms, recruiters and independent consultants. They typically use our product to illustrate their subject matter knowledge by communicating their recent activities and to educate their audiences by sending informational newsletters and announcements about their company or industry. We also serve a diverse base of business-to-consumer customers including on-and off-line retailers, restaurants, realtors, travel and tourism businesses and day spas. These customers typically use our product to promote their offerings with the goal of generating regular, repeat business from their customers and prospects. Finally, we serve a variety of non-profits and associations, including religious organizations, charities, trade associations, alumni associations and other non-profits. They typically use our product to maintain regular communications with their members and inform them about news and events pertaining to their groups, as well as to drive event attendance, volunteer participation and fundraising efforts. We estimate that approximately two-thirds of our customers have fewer than ten employees. For the year ended December 31, 2009, the average monthly amount that we charged a customer for our email marketing product alone was $33.73. In addition, in 2009, our average monthly total revenue per email marketing customer, including revenue from all sources, was $35.55. We have low customer concentration as our top 100 email marketing customers in 2009 accounted for less than 1% of our total email marketing revenue.

We measure customer satisfaction on a monthly basis by surveying our customers. Based on these surveys, we believe that our overall customer satisfaction is strong. We believe that another indication of our strong customer satisfaction is our low customer attrition rate.

Sales and Marketing

Our sales and marketing efforts are designed to attract potential customers to our website, to enroll them in a free trial, to convert them to paying customers, to introduce and cross sell our multiple products and add-ons and to retain them as ongoing paying customers. We believe there are significant opportunities to increase the number of customers who try our products through additional sales and marketing initiatives. We employ sophisticated strategies to acquire our customers by using a variety of sources including, but not limited to, online advertising, channel partnerships, national radio advertising, limited television advertising, regional initiatives, referrals, print advertising and general brand awareness. We also invest in public relations and thought leadership in an effort to build our overall brand and visibility. We are constantly seeking and testing new methods to reach and convert more customers.

Customer Acquisition Sources

Online Advertising.  We advertise online through pay-per-click advertising with search engines (including Google, Yahoo! and Bingtm) and banner advertising with online advertising networks and other websites likely to be frequented by small organizations. We are generally able to identify customers generated through these efforts because they click on our advertisements before visiting our site.

Channel Partners.  We have contractual relationships with over 5,100 active channel partners who refer customers to us through links on their websites and outbound promotions to their customers. These channel partners include national small business service providers with broad reach including Network Solutions, LLC and American Express Company, smaller companies with narrow reach but high influence, such as web designers and marketing agencies, and large and small franchise organizations. Most of our channel partners either share a percentage of the cash received by us or receive a one-time referral fee. Previously, a website design and hosting company, Web.com Group, Inc., bundled our services and provided them directly to its customers. Web.com Group, Inc. paid us monthly royalties, which contributed less than one percent of our total revenue during 2009. This arrangement terminated in early 2010.

Through our AppConnecttm Program, we offer tools, or Application Programming Interfaces (APIs), that permit third parties to develop interfaces that integrate their offerings with our email marketing product. We promote these integrated solutions in our online user community.

Radio Advertising.  Our radio advertising is designed to build awareness of the Constant Contact brand and drive market awareness of email marketing. In September 2008, we launched a national radio campaign on several major national radio networks that was designed to reach the majority of radio markets in the United States. That campaign continued in 2009 and is expected to continue throughout most of 2010.

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

Footer Click-Throughs.  New customers also come to us by clicking on the Constant Contact link included in the footer of substantially all of the approximately 1.9 billion emails currently sent by our existing customers each month.

Sales Efforts

Communications Consultants.  As of December 31, 2009, we employed a team of 58 phone-based sales professionals who call U.S., Canadian and United Kingdom based trial customers to assist them in their initial use of our products and encourage conversion to a paid subscription.

Local Evangelism.  As of December 31, 2009, we employed a team of 17 regional development directors who are focused on educating small organizations as to the benefits of our products in their local markets. These employees are located across the United States and typically provide free local seminars to chambers of commerce and other small business groups about email marketing, event marketing, survey and related topics.

Distance Learning.  We offer free online webinars to prospects and customers on a wide variety of topics designed to educate them about the benefits of email marketing, event marketing and surveys and guide them in the use of our products.

Other Marketing Initiatives

Press Relations and Thought Leadership.  We leverage our customer base as a survey panel to assess small business expectations around major press cycles such as Valentine’s Day and the December holiday season. We publish the results and seek to get print and radio coverage of our results. We also publish email marketing, event marketing and survey best practices and advice through our Hints & Tips newsletters and a monthly column in Entrepreneur.com. In addition, in 2009, one of our executive officers authored The Constant Contact Guide to Email Marketing, which was published by Wiley Publishing. These efforts enhance our brand awareness and industry leadership.

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

Community.  We maintain an online user community for both trial and paying customers with discussion boards, a resource center, member spotlights and other features. As of December 31, 2009, we had in excess of 33,000 members of the community.

Small Business Organization Initiatives.  We partner with chambers of commerce, small business development centers and SCORE chapters to offer our products, educational resources and knowledge base to their members. We typically offer the chamber, center or chapter a free account and discounts to their members.

In the years ended December 31, 2009, 2008 and 2007, we spent approximately $61.0 million, $42.9 million and $27.4 million, respectively, on sales and marketing. Our cost of customer acquisition during the years ended December 31, 2009, 2008 and 2007 was approximately $350, $304 and $257, respectively, per email marketing customer, defined as our total annual sales and marketing expense divided by the gross number of email marketing customers added during the year.

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

Our production system hardware and the disaster recovery hardware for our production system are each co-located in third-party hosting facilities located in Eastern Massachusetts. One facility is owned and operated by Digital 55 Middlesex, LLC, an affiliate of Digital Realty Trust, Inc., and they provide services to us under an agreement that expires in December 2013. The second facility is owned and operated by Internap Network Services Corporation and they provide services to us under an agreement that expires in March 2011. Both facilities provide around-the-clock security personnel, video surveillance and access controls, and are serviced by onsite electrical generators, fire detection and suppression systems. Both facilities also have multiple Tier 1 interconnects to the Internet.

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

Changes to our production environment are tracked and managed through a formal maintenance request process. Production hardware changes are handled much the same as software product releases and are first tested on a quality system, then verified in a staging environment, and finally deployed to the production system, which we generally seek to accomplish without system downtime. As of December 31, 2009, we had 36 employees working in our operations organization.

Research and Development

We have made substantial investments in research and development, and expect to continue to do so as a part of our strategy to continually improve the ease of use and technological scalability of our existing products as well as to develop new features and product offerings. As of December 31, 2009, we had 129 employees working in our engineering and product strategy organizations. Our product strategy organization, which directs our research and development efforts, includes market analysts, product managers, and website and user interface designers. This group also performs competitive and market analysis and oversees product pricing as well as systematic product usability testing.

In 2009, we launched Constant Contact Labs. Guided by the longer term needs of our business, Constant Contact Labs researches, experiments and prototypes new technologies and introduces these new technologies to the mainstream development and operations teams for use and inclusion in future product delivery. In 2009, Constant Contact Labs developed an application for the iPhone® that enables our customers to review the status of their email campaigns in detail and add new contacts. Constant Contact Labs also developed a

Facebook “Join My List” application that enables our customers, who are also using Facebook, to easily add email addresses of their friends and fans to their contact lists.

Our research and development expense totaled approximately $18.4 million for 2009, $15.1 million for 2008 and $10.3 million for 2007.

Competition

The market for email marketing vendors is fragmented, competitive and evolving. We believe the following are the principal competitive factors in the email marketing market:

•	product functionality, performance and reliability;

•	integrated solutions;

•	customer support and education;

•	email deliverability rates;

•	product scalability;

•	ease of use; and

•	cost.

The email marketing market is divided into two segments — vendors who are focused on the small to medium size business, or SMB, market and vendors who are focused on the enterprise market. We primarily compete with vendors focused on the SMB market. Some of the vendors who are focused on the SMB market include: Vertical Response, Inc., iContact Corporation, AWeber Systems, Inc., Protus, Inc. (Campaigner®), Emma, Inc., The Rocket Science Group LLC (MailChimptm) and Vistaprint N.V. These vendors typically charge a low monthly entry fee or a low fee per number of emails sent.

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

Barriers to entry into our market are relatively low, which allows new entrants to enter the market without significant impediments and large, established companies to develop their own competitive products or acquire or establish cooperative relationships with our competitors. In addition, these companies may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. These potential competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns. These competitors may have more extensive customer bases and broader customer relationships than we do that they could leverage to obtain a significant portion of the email marketing market. In addition, these competitors may have longer operating histories and greater name recognition than we do. Moreover, if one or more of our competitors were to merge or partner with another of our competitors or a new market entrant, the change in competitive landscape could adversely affect our ability to compete effectively. Finally, one or more of these businesses could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering.

Our new event marketing product competes with offerings by Eventbrite, Inc., Evite, LLC (a wholly-owned, operating business of IAC/InterActiveCorp), Regonline, (a division of The Active Network, Inc.), 123Signup AMS, Inc., Pingg Corp., Acteva.com, Punchbowl Software, Inc., BonaSource Inc. (Wild Apricottm) and with r.s.v.p offerings from some of our email marketing competitors. Our survey product competes with similar offerings by Zoomerang (a division of Market Tools, Inc.) and Surveymonkey.com Corporation and with offerings from some of our email marketing competitors.

Government Regulation

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes requirements for commercial email and specifies penalties for commercial email that violates the Act. In addition, the CAN-SPAM Act gives consumers the right to require emailers to stop sending them commercial email.

The CAN-SPAM Act covers email sent for the primary purpose of advertising or promoting a commercial product, service, or Internet website. The U.S. Federal Trade Commission, a federal consumer protection agency, is primarily responsible for enforcing the CAN-SPAM Act, and the U.S. Department of Justice, other federal agencies, State Attorneys General, and ISPs also have authority to enforce certain of its provisions.

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

Employees

As of December 31, 2009, we employed a total of 625 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good.

Facilities

Our corporate headquarters, including our principal administrative, marketing, sales and support and research and development organizations, is located in Waltham, Massachusetts. We currently lease approximately 111,000 square feet in this facility under a lease agreement that expires in September, 2015 with one five-year extension option. We expect to occupy additional space in this facility under the current lease agreement. As of December 31, 2009, 480 of our employees were based in this facility. We also lease approximately 50,000 square feet of office space in Loveland, Colorado under a lease agreement that will expire in April 2019 with three three-year extension options. We occupy approximately 25,000 square feet of the facility and expect to occupy the remainder of the facility in April 2010. This facility is used for sales and support personnel and, as of December 31, 2009, 122 employees were based in this location. We also lease a small amount of general office space in Delray, Florida under a lease agreement that expires in July 2012. This facility is used for research and development personnel and, as of December 31, 2009, five employees were based in this location. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

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

Our email marketing, event marketing and survey products are designed specifically for small organizations, including small businesses, associations and non-profits that frequently have limited budgets and may be more likely to be significantly affected by economic downturns than their larger, more established counterparts. Small organizations may choose to spend the limited funds that they have on items other than our products and may experience higher failure rates. Moreover, if small organizations experience economic hardship, they may be unwilling or unable to expend resources on marketing, including email marketing, which would negatively affect the overall demand for our products, increase customer attrition and could cause our revenue to decline. In addition, we have limited experience operating our business during an economic downturn. Accordingly, we do not know if our current business model will continue to operate effectively during the current economic downturn. Furthermore, we are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business. There can be no assurance, therefore, that current economic conditions or worsening economic conditions, or a prolonged or recurring recession, will not have a significant adverse impact on our operating and financial results.

Our business is substantially dependent on the market for email marketing services for small organizations.

We derive, and expect to continue to derive, substantially all of our revenue from our email marketing product for small organizations, including small businesses, associations and non-profits. As a result, widespread acceptance of email marketing among small organizations is critical to our future growth and success. The overall market for email marketing and related services is relatively new and still evolving, and small organizations have generally been slower than larger organizations to adopt email marketing as part of their marketing mix. There is no certainty regarding how or whether this market will develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make email marketing convenient, effective and affordable. If small organizations determine that email marketing does not sufficiently benefit them or utilize alternative or new electronic methods of communicating with their customers, existing customers may cancel their accounts and potential customers may decide not to adopt email marketing. In addition, many small organizations lack the technical expertise to effectively send email marketing campaigns. As technology advances, however, small organizations may establish the capability to manage their own email marketing and therefore may have no need for our email marketing product. If the market for email marketing services fails to grow or grows more slowly than we currently anticipate, demand for our services may decline and our revenue would suffer.

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

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to our products. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our customers in the form of increased subscription fees. In addition, federal, state and foreign governmental or regulatory agencies may decide to impose taxes on services provided over the Internet or via email. Such taxes could discourage the use of the Internet and email as a means of commercial marketing, which would adversely affect the viability of our products.

As we attempt to expand our customer base through our marketing efforts, our new customers may use our products differently than our existing customers and, accordingly, our business model may not be as efficient at attracting and retaining new customers.

As we attempt to expand our customer base, our new customers may use our products differently than our existing customers. For example, a greater percentage of new customers may take advantage of the free trial period we offer but ultimately choose to use another form of marketing to reach their constituents. If our new customers are not as loyal as our existing customers, our attrition rate will increase and our customer referrals will decrease, which would have an adverse effect on our results of operations. In addition, as we seek to expand our customer base, we expect to increase our spending on sales and marketing activities in order to attract new customers, which will increase our operating costs. There can be no assurance that these sales and marketing efforts will be successful.

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

Our principal email marketing competitors include providers of email marketing products for small to medium size businesses such as Vertical Response, Inc., iContact Corporation, AWeber Systems, Inc., Protus, Inc. (Campaigner®), Emma, Inc., The Rocket Science Group LLC (MailChimptm) and VistaPrint Limited, as well as the in-house information technology capabilities of prospective customers. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, there are a number of other vendors that are focused on providing email marketing products for larger organizations, including Alterian Inc., ExactTarget, Inc., Responsys Inc., Silverpop Systems Inc., StrongMail Systems, Inc. and CheetahMail, Inc. (a subsidiary of Experian Group Limited). While we do not compete currently with vendors of email marketing products serving larger customers, we may face future competition from these providers if they determine that our target market presents an opportunity for them. Finally, in the future, our email marketing product may experience competition from Internet Service Providers, or ISPs, advertising and direct marketing agencies and other large established businesses, such as Microsoft Corporation, Google Inc. or Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these entities could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering.

In addition, our other products face intense competition. Our new event marketing product competes with offerings by Eventbrite, Inc., Evite, LLC (a wholly-owned, operating business of IAC/InterActiveCorp),

Regonline, (a division of The Active Network, Inc.), 123Signup AMS, Inc., Pingg Corp., Acteva.com, Punchbowl Software, Inc., BonaSource Inc. (Wild Apricottm) and with r.s.v.p offerings from some of our email marketing competitors. Our survey product competes with similar offerings by Zoomerang (a division of Market Tools, Inc.) and Surveymonkey.com Corporation and with similar offerings from some of our email marketing competitors.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our current and potential competitors may have more extensive customer bases and broader customer relationships than we have. In addition, these companies may have longer operating histories and greater name recognition than we have and may be able to bundle email marketing, event marketing or survey products with other products that have already gained widespread market acceptance and offer them at no cost or low cost. These competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. If we are unable to compete with such companies, the demand for our products could substantially decline.

Any significant disruption in service on our website or in our computer systems, or in our customer support services, could reduce the attractiveness of our products and result in a loss of customers.

The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract new customers and retain existing customers. Our production system hardware and the disaster recovery operations for our production system hardware are co-located in third-party hosting facilities. One facility is owned and operated by Digital 55 Middlesex, LLC, an affiliate of Digital Realty Trust, Inc., and is located in Bedford, Massachusetts. The other facility is owned and operated by Internap Network Services Corporation and is located in Somerville, Massachusetts. Neither Digital nor Internap guarantees that our customers’ access to our products will be uninterrupted, error-free or secure. Our operations depend on Digital’s and Internap’s ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. In the event that our arrangement with Digital or Internap is terminated, or there is a lapse of service or damage to the Digital or Internap facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities. In addition, our customer support services, which are located at our headquarters in Waltham, Massachusetts and at our sales and support office in Loveland, Colorado, would experience interruptions as a result of any disruption of electrical, phone or any other similar facility support services. Any interruptions or delays in access to our products or customer support, whether as a result of Digital, Internap, or other third-party error, our own error, natural disasters, security breaches or malicious actions, such as denial-of-service or similar attacks, whether accidental or willful, could harm our relationships with customers and our reputation. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to cancel their accounts, any of which could adversely affect our business, financial condition and results of operations.

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

ISPs can block emails from reaching their users. The implementation of new or more restrictive policies by ISPs may make it more difficult to deliver our customers’ emails. We continually improve our own technology and work closely with ISPs to maintain our deliverability rates. If ISPs materially limit or halt the delivery of our customers’ emails, or if we fail to deliver our customers’ emails in a manner compatible with ISPs’ email handling or authentication technologies or other policies, then the fees we charge for our email marketing product may not be accepted by the market, and customers may cancel their accounts. Some of the internet protocol addresses associated with our products are owned and controlled by Internap Network Services Corporation. We are currently migrating to internet protocol addresses owned and controlled solely by us. If we experience difficulties with this migration, our deliverability rates could suffer and it could undermine the effectiveness of our customers’ email marketing campaigns. This, in turn, could harm our business and financial performance.

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

Many of our customers located our website by clicking through on search results displayed by search engines such as Google, Yahoo! and Bingtm. Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract a significant percentage of the customers we serve to our website. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer customers clicking through to our website, requiring us to resort to other costly resources to replace this traffic, which, in turn, could reduce our revenue and negatively impact our operating results, harming our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, or our revenue could decline and our business may suffer. The cost of purchased search listing advertising fluctuates and may increase as demand for these channels grows, and any such increases could negatively affect our financial results.

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

To date, we have largely focused our business on providing our email marketing product for small organizations, but we may in the future seek to serve other market segments and expand our service offerings. In 2007, we introduced our survey product and our add-on email archive service that enables our customers to archive their past email campaigns. In the fourth quarter of 2009, we launched our event marketing product. Any efforts to expand beyond the small organization market or to introduce new products beyond our email marketing product, including our event marketing and survey products, may not result in revenue growth, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business or product, which may harm our financial performance.

Our customers’ use of our products and website to transmit negative messages or website links to harmful applications could damage our reputation, and we may face liability for unauthorized, inaccurate or fraudulent information distributed via our products.

Our customers could use our products or website to transmit negative messages or website links to harmful applications, reproduce and distribute copyrighted and trademarked material without permission, or report inaccurate or fraudulent data or information. Any such use of our products could damage our reputation and we could face claims for damages, copyright or trademark infringement, defamation, negligence or fraud. Moreover, our customers’ promotion of their products and services through our products may not comply with federal, state and foreign laws. We cannot predict whether our role in facilitating these activities would expose us to liability under these laws. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

Our existing general liability insurance may not cover any, or only a portion of any potential claims to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would adversely affect our results of operations and reduce our net worth and working capital.

Our business may be negatively impacted by seasonal trends.

Sales of our products are impacted by seasonality. Typically, the fourth calendar quarter is our strongest quarter for customer growth because our prospective customers communicate more frequently with their customers and members during this time. Accordingly, we increase our sales and marketing activities at the end of the third quarter and during the fourth quarter. Our customer growth in the second and third quarters is typically slower as we move into the summer months, and in response, we moderate certain of our customer acquisition activities, which may magnify the seasonal trends. If these seasonality trends change materially, our financial and operating results for any given quarter may be negatively impacted and may differ materially from results in prior quarterly periods.

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

Our success will depend in part on the ability of our senior management to manage this expected growth effectively. To do so, we believe we will need to continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems, which includes fully migrating to a new customer billing system in 2010. The expected addition of new employees and the capital investments that we anticipate will be necessary to manage our anticipated growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our anticipated growth, we will be unable to execute our business plan.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of our executive officers and other key technical and marketing personnel, each of whom would be difficult to replace. In particular, Gail F. Goodman, our Chairman, President and Chief Executive Officer, is critical to the management of our business and operations and the development of our strategic direction. The loss of the services of Ms. Goodman or other executive officers or key personnel and the process to replace any of our key personnel would involve significant time and expense, may take longer than anticipated and may significantly delay or prevent the achievement of our business objectives.

We rely on third-party computer hardware and software that may be difficult to replace or that could cause errors or failures of our service and that requires us to closely monitor our usage to ensure that we remain in compliance with any applicable licensing requirements.

We rely on computer hardware purchased and software licensed from third parties in order to offer our products, including hardware and software from such large vendors as International Business Machines Corporation, Dell Computer Corporation, 3PAR Inc., Oracle Corporation, Juniper Networks, Inc. and EMC Corporation. This hardware and software may not continue to be available on commercially reasonable terms, or at all. If we lose the right to use any of this hardware or software or such hardware or software malfunctions, our customers could experience delays or be unable to access our services until we can obtain and integrate equivalent technology or repair the cause of the malfunctioning hardware or software. Any delays or failures associated with our services could upset our customers and harm our business. In addition, if we fail to remain in compliance with the licensing requirements related to any third-party computer hardware and software we use, we may be subject to unanticipated expenses, auditing costs, penalties and the loss of such hardware and software, all of which could have a material adverse effect on our financial condition and results of operations.

If we are unable to protect the confidentiality of our unpatented proprietary information, processes and know-how and trade secrets, the value of our technology and products could be adversely affected.

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

Customers in more than 140 countries and territories currently use our email marketing product, and we expect to expand our international operations in the future. Accordingly, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. The risks and challenges associated with providing our products to customers outside the United States include:

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

We have incurred net losses in the past and we expect to incur net losses in the future. As of December 31, 2009, our accumulated deficit was $46.1 million. Our recent net losses were $1.3 million for the year ended December 31, 2009, $2.1 million for the year ended December 31, 2008 and $8.3 million for the year ended December 31, 2007. Our quarters ended September 30, 2009, June 30, 2009 and March 31, 2008 were the only quarters in which we generated a profit. There is no guarantee we will be profitable in the future. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be profitable in any future period. Our recent revenue growth may not be indicative of our future performance. In future periods, we may not have any revenue growth, or our revenue could decline.

We are incurring significant costs as a result of operating as a public company, and our management has been, and will continue to be, required to devote substantial time to compliance initiatives.

The Sarbanes-Oxley Act of 2002, and rules subsequently implemented by the SEC and the NASDAQ Stock Market, require public companies to meet certain corporate governance standards. Our management and other personnel are devoting a substantial amount of time to these compliance initiatives. Moreover, as a public company, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In order to comply with Section 404 of the Sarbanes-Oxley Act’s requirements relating to internal control over financial reporting, we incur substantial accounting expense and expend significant management time on compliance-related issues. We expect to continue to incur such expenses and expend such time in the future. In addition, we will continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If in the future we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to use net operating loss carryforwards in the United States may be limited.

As of December 31, 2009 we had net operating loss carryforwards of $39.2 million for U.S. federal tax purposes and $9.3 million for state tax purposes. These loss carryforwards expire at varying dates between 2010 and 2029. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations, if any. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. While we do not believe that our public stock offerings and prior private financings have resulted in ownership changes that would limit our ability to utilize net operating loss carryforwards, any subsequent ownership changes could result in such a limitation. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could have a negative effect on our financial results.

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

Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:

•	our ability to retain existing customers, attract new customers and satisfy our customers’ requirements;

•	general economic conditions;

•	changes in our pricing policies;

•	our ability to expand our business;

•	the effectiveness of our personnel;

•	new product and service introductions;

•	technical difficulties or interruptions in our services as a result of our actions or those of third parties;

•	the timing of additional investments in our hardware and software systems;

•	the seasonal trends in our business;

•	regulatory compliance costs;

•	costs associated with future acquisitions of technologies and businesses; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

Some of these factors are not within our control, and the occurrence of one or more of them may cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful and should not be relied upon as an indication of future performance.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute the ownership of our existing stockholders.

We have historically relied on outside financing and cash from operations to fund our operations, capital expenditures and growth. We may require additional capital from equity or debt financing in the future to:

•	fund our operations;

•	respond to competitive pressures;

•	take advantage of strategic opportunities, including more rapid expansion of our business or the acquisition of complementary products, technologies or businesses; and

•	develop new products or enhancements to existing products.

We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution, and any new securities we issue could have rights, preferences and privileges senior to those of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

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

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to impede or delay a takeover attempt;

•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	require supermajority stockholder voting to effect certain amendments to our restated certificate of incorporation and second amended and restated bylaws.

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

We conduct our operations in leased facilities. We currently lease approximately 111,000 square feet of office space in Waltham, Massachusetts pursuant to a lease agreement that expires in September 2015 with one five-year extension option. This facility serves as our corporate headquarters. The functions performed at our headquarters include finance, human resources, legal, marketing, sales, customer support, operations, product strategy and research and development. We expect to occupy additional space in this facility under our current lease agreement over the next three years.

In Loveland, Colorado, we lease approximately 50,000 square feet of office space under a lease agreement that will expire in April 2019 with three three-year extension options. We occupy approximately 25,000 square feet of the facility and expect to occupy the remainder of the office space in April 2010. This facility is used for sales and support personnel. In addition, we lease approximately 2,000 square feet of office space in Delray, Florida pursuant to a lease agreement that expires in July 2012 for research and development personnel.

Our production system hardware and the disaster recovery hardware for our production system are each co-located in third-party hosting facilities located in Eastern Massachusetts. One facility is owned and operated by Digital 55 Middlesex, LLC, an affiliate of Digital Realty Trust, Inc., which provides services to us under an agreement that expires in December 2013. The other facility is owned and operated by Internap Network Services Corporation, which provides services to us under an agreement that expires in March 2011.

We believe that the total space available to us in the facilities under our current leases and third-party hosting arrangements or obtainable by us on commercially reasonable terms, will meet our needs for the foreseeable future.

For more information about our lease and third-party hosting commitments, see Note 10 to our consolidated financial statements, Commitments and Contingencies, included elsewhere in this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in our opinion, would have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “CTCT” on the NASDAQ Global Market. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the NASDAQ Global Market:

	High	Low

2008:
First Quarter	$25.24	$14.13
Second Quarter	$20.19	$14.09
Third Quarter	$21.24	$16.25
Fourth Quarter	$17.95	$10.31
2009:
First Quarter	$17.25	$12.37
Second Quarter	$20.95	$13.67
Third Quarter	$23.09	$18.03
Fourth Quarter	$20.54	$14.70
2010:
First Quarter (through March 8, 2010)	$20.45	$16.36

Holders of Our Common Stock

As of March 8, 2010, there were 76 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividends; Equity Repurchases

We have never paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. Neither we nor any affiliated purchaser or anyone acting on behalf of us made any purchases of shares of our common stock in the fourth quarter of 2009.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any unregistered securities during the year ended December 31, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statements of operations data for the years ended December 31, 2009, 2008 and 2007 and the balance sheet data as of December 31, 2009 and 2008 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on consolidated Form 10-K. The selected statements of operations data for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from our audited financial statements, which are not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share and customer data)

Statements of Operations Data:
Revenue	$129,061	$87,268	$50,495	$27,552	$14,658
Cost of revenue(1)	37,692	24,251	13,031	7,801	3,747

Gross profit	91,369	63,017	37,464	19,751	10,911

Operating expenses:(1)
Research and development	18,367	15,123	10,341	6,172	3,355
Sales and marketing	61,023	42,851	27,376	18,592	7,460
General and administrative	13,749	9,508	5,445	2,623	1,326

Total operating expenses	93,139	67,482	43,162	27,387	12,141

Loss from operations	(1,770)	(4,465)	(5,698)	(7,636)	(1,230)
Interest and other income (expense), net	510	2,409	(2,556)	(203)	(24)

Net loss	(1,260)	(2,056)	(8,254)	(7,839)	(1,254)
Accretion of redeemable convertible preferred stock	—	—	(816)	(3,788)	(5,743)

Net loss attributable to common stockholders	$(1,260)	$(2,056)	$(9,070)	$(11,627)	$(6,997)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.04)	$(0.07)	$(0.97)	$(3.38)	$(2.49)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	28,253	27,879	9,366	3,438	2,813
Other Operating Data:
End of period number of email marketing customers(2)	347,548	253,421	164,669	89,323	47,730

(1)	Amounts include stock-based compensation expense, as follows:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Cost of revenue	$706	$354	$81	$25	$—
Research and development	1,150	737	170	27	—
Sales and marketing	1,134	648	133	19	—
General and administrative	2,094	1,117	261	12	17

	$5,084	$2,856	$645	$83	$17

(2)	We define our end of period number of email marketing customers as email marketing customers that we billed directly during the last month of the period.

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term marketable securities	$113,102	$107,175	$101,535	$12,790	$2,784
Total assets	141,488	127,142	111,845	18,481	5,545
Deferred revenue	20,341	15,052	10,354	5,476	2,827
Redeemable convertible preferred stock warrant	—	—	—	628	—
Notes payable and capital lease obligation	—	—	—	702	1,326
Redeemable convertible preferred stock	—	—	—	35,322	16,657
Total stockholders’ equity (deficit)	104,968	99,990	94,354	(28,629)	(17,237)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We are a leading provider of on-demand email marketing, event marketing and online survey solutions for small organizations, including small businesses, associations and non-profits. Our customers use our email marketing product to more effectively and efficiently create, send and track professional and affordable permission-based email marketing campaigns. We also offer an online survey product that complements our email marketing product and enables our customers to easily create and send surveys and effectively analyze responses. In the fourth quarter of 2009, we launched an event marketing product. We provide our products on an on-demand basis through a web browser. Our email marketing customers pay a monthly subscription fee that generally ranges between $15 per month and $150 per month based on the size of their contact lists and, in some cases, volume of mailings. Our survey customers pay a flat monthly fee of $15 that enables them to receive and track a maximum of 5,000 survey responses. Our event marketing customers pay a fee of $15 per month to manage up to five concurrent events. We offer discounts for multiple product purchases and prepayments and to non-profits. At December 31, 2009, we had 347,548 email marketing customers. We measure our customer base as the number of email marketing customers that we bill directly in the last month of a period. We market our products and acquire our customers through a variety of sources including online marketing through search engines and advertising on online networks and other websites, offline marketing through radio advertising, local seminars and other marketing efforts, contractual relationships with our channel partners, referrals from our growing customer base, general brand awareness and the inclusion of a link to our website in the footer of emails sent by our customers. In 2009, our cost of customer acquisition, which we define as our total sales and marketing expense divided by the gross number of email marketing customers added during the year, was approximately $350 per email marketing customer, implying payback on a revenue basis in less than a year. This implied payback is calculated by dividing the acquisition cost per email marketing customer by the average monthly total revenue per email marketing customer, which was $35.55 in 2009.

Our on-demand email marketing product was first offered commercially in 2000. In 2009, our revenue was $129.1 million and our net loss was $1.3 million.

On October 9, 2007, we completed our initial public offering, in which we sold and issued 6,199,845 shares of common stock at a price of $16.00 per share. We raised $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. On April 30, 2008, we completed a secondary public offering of 5,221,000 shares of common stock, of which 314,465 shares were sold by us and 4,906,535 shares were sold by existing stockholders, at a price to the public of $16.00 per share. We raised $4.0 million in net proceeds after deducting underwriting discounts and commissions and other offering costs.

Key Financial and Operating Metrics

In connection with the ongoing operation of our business, our management regularly reviews key financial and operating metrics including revenue, expenses, average monthly revenue growth, average revenue per email marketing customer, cost of acquisition, gross and net customer additions, trialer growth, conversion rates for our website visitors and our trialers, customer attrition, customer satisfaction rates, average speed of answer for customer support calls, email deliverability rates, and capital expenditures, among others. Management considers these financial and operating metrics critical to understanding and improving our business, reviewing our historical performance, benchmarking our performance versus other companies and identifying current and future trends, and for planning purposes.

In addition, we consider the following non-GAAP financial measures to be key indicators of our financial performance:

•	“adjusted EBITDA,” which we define as GAAP net income (loss) plus depreciation and amortization and stock-based compensation and minus net interest income;

•	“adjusted EBITDA margin,” which we define as adjusted EBITDA divided by revenue; and

•	“free cash flow,” which we define as net cash flow from operating activities less acquisition of property and equipment.

We believe that these non-GAAP financial measures are useful to management and investors in evaluating our operating performance for the periods presented and provide a tool for evaluating our ongoing operations. These non-GAAP financial measures, however, are not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered a substitute for GAAP financial measures, including but not limited to net income (loss) or cash flows from operating, investing and financing activities and may not be comparable to similarly titled measures reported by other companies.

Certain Trends and Uncertainties

The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary should be considered along with the factors identified in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this report.

•	We continue to closely monitor current adverse economic conditions, particularly as they impact small businesses, associations and non-profits. We are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business.

•	We believe that given the size of our potential market and the relatively low barriers to entry, competition will continue to increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses, will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

•	As of December 31, 2009, we had cash and cash equivalents and short-term marketable securities of $113 million. During 2009, we experienced a substantial decline in our investment income as a result of the reduction in interest rates generally.

Sources of Revenue

We derive our revenue principally from subscription fees from our customers. Our revenue is driven primarily by the number of paying customers and the subscription fees for our products and is not concentrated within any one customer or group of customers. In 2009, our top 100 email marketing customers accounted for less than 1% of our total email marketing revenue. We do not require our customers to commit to a contractual term; however, our customers are required to prepay for subscriptions on a monthly, semi-annual, or annual basis by providing a credit card or check form of payment. Fees are recorded initially as deferred revenue and then recognized as revenue on a daily basis over the prepaid subscription period.

We also generate a small amount of revenue from ancillary services related to our products, which primarily consist of professional services and training through our experts program. Revenue generated from professional services and training accounted for approximately 1% of gross revenue for each of the years ended December 31, 2009, 2008 and 2007.

Cost of Revenue and Operating Expenses

We allocate certain occupancy and general office related expenses, such as rent, utilities, office supplies and depreciation of general office assets to cost of revenue and operating expense categories based on headcount. As a result, an occupancy expense allocation is reflected in cost of revenue and each operating expense category.

Cost of Revenue.  Cost of revenue consists primarily of wages and benefits for software operations and customer support personnel, credit card processing fees, and depreciation and amortization, maintenance and hosting of our software applications underlying our product offerings. We allocate a portion of customer support costs relating to assisting trial customers to sales and marketing expense.

The expenses related to our hosted software applications are affected by the number of customers who subscribe to our products and the complexity and redundancy of our software applications and hosting infrastructure. We expect cost of revenue to increase in absolute dollars as we expect to increase our number of customers, but decrease slightly as a percentage of revenue due to efficiencies created by our expected revenue growth.

Research and Development.  Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on improving ease of use, functionality and technological scalability of our existing products as well as on developing new offerings. We primarily expense research and development costs. However, direct development costs related to software enhancements that add functionality are capitalized and depreciated over their useful life. We expect that on an annual basis research and development expenses will increase in absolute dollars as we continue to enhance and expand our product offerings, but remain generally consistent or decline slightly as a percentage of revenue as we expect to continue to grow our revenue at a similar rate.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees, and the portion of customer support costs that relate to assisting trial customers. Advertising costs consist primarily of pay-per-click advertising with search engines, other online and offline advertising media, including radio and print advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships, and event costs. Our advertising and promotional expenses have historically been highest in the fourth quarter of each year as this reflects a period of increased sales and marketing activity for many small organizations. In order to continue to grow our business and brand and category awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect that on an annual basis sales and marketing expenses will increase in absolute dollars, but decrease as a percentage of revenue as we expect to continue to grow our revenue at a faster rate.

General and Administrative.  General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology support, finance and accounting personnel, professional fees, certain taxes and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the anticipated growth of our business and incur costs related to operating as a public company. Therefore, we expect that our general and administrative expenses will increase in absolute dollars, but remain generally consistent or decline slightly as a percentage of revenue as we expect to continue to grow our revenue at a similar rate.

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

Revenue Recognition.  We provide access to our products through subscription arrangements whereby our customers are charged a fee for access to our products. Subscription arrangements include access to use our software via the Internet and support services, such as telephone support. When there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured, we recognize revenue on a daily basis over the subscription period as the services are delivered. Delivery is considered to have occurred at the time the customer has paid for the products and has access to their account via a log-in and password.

We also offer ancillary services to our customers related to our products such as professional services and training through our experts program. Professional services and training revenue is accounted for separately from subscription revenue as those services have value on a standalone basis, do not involve a significant degree of risk or unique acceptance criteria and as the fair value of our subscription services is evidenced by their availability on a standalone basis. Professional services and training revenue is recognized as the services and training are performed.

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

Software and Website Development Costs.  Relative to development costs of our on-demand products and website, in accordance with authoritative guidance, we capitalize certain direct costs to develop functionality as well as certain upgrades and enhancements that are probable to result in additional functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized as part of property and equipment until the software is substantially complete and ready for its intended use. Capitalized software is amortized over a three year period and the expense is reflected in the expense category to which the software relates.

Redeemable Convertible Preferred Stock Warrant.  We accounted for the freestanding warrant to purchase redeemable convertible preferred stock that was outstanding until its exercise in October 2007 as a liability that was recorded at fair value. The fair value of the warrant was subject to remeasurement at each balance sheet date prior to its exercise in October 2007. The changes in fair value (determined using the Black-Scholes option pricing model) were recognized as other expense.

Stock-Based Compensation.  We value all stock-based compensation, including grants of stock options, at fair value on the date of grant, and expense the fair value over the applicable service period. The straight-line method is applied to all grants with service conditions, while the graded vesting method is applied to all grants with both service and performance conditions.

Commencing in the fourth quarter 2007, we based the fair value of common stock on the quoted market price of our stock. Because there was no public market for our common stock prior to the initial public offering, our board of directors determined the fair value of common stock for those earlier periods by taking into account our most recently available valuation of common stock. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Because the Company has a limited history of operating as a public company, the expected term assumption was based on the “simplified method” for estimating expected term for awards that qualify as “plain-vanilla” options under authoritative guidance. Expected volatility was based on historical volatility of the publicly traded stock of a peer group of companies, inclusive of the Company, commencing October 2007. The risk-free interest rate was determined by reference to U.S. Treasury yields at or near the time of grant for time periods similar to the expected term of the award. The relevant data used to determine the value of the stock option grants is as follows:

	Year Ended December 31,
	2009	2008	2007

Weighted average risk-free interest rate	2.64%	2.24%	4.23%
Expected term (in years)	6.1	6.1	6.1
Weighted average expected volatility	53.8%	54.37%	62.1%
Expected dividends	0%	0%	0%

These assumptions represented our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. Authoritative guidance requires that we recognize compensation expense for only the portion of options that are expected to vest. In developing a forfeiture rate estimate, we have considered our historical experience to estimate pre-vesting option forfeitures. If our actual forfeiture rate is materially different from the estimate, our stock-based compensation expense could be significantly different from what we have recorded in the current period. We have unrecognized compensation expense associated with outstanding stock options at December 31, 2009 of $16.9 million, which is expected to be recognized over a weighted-average period of 2.97 years.

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated as a percentage of total revenue.

	Year Ended December 31,
	2009	2008	2007

Revenue	100%	100%	100%
Cost of revenue	29	28	26

Gross profit	71	72	74

Operating expenses:
Research and development	14	17	20
Sales and marketing	47	49	54
General and administrative	11	11	11

Total operating expenses	72	77	85

Loss from operations	(1)	(5)	(11)
Interest and other income (expense), net	—	3	(5)

Net loss	(1)%	(2)%	(16)%

Comparison of Years Ended December 31, 2009 and 2008

Revenue.  Revenue for 2009 was $129.1 million, an increase of $41.8 million, or 48%, over revenue of $87.3 million for 2008. The increase in revenue resulted primarily from a 46% increase in the number of average monthly email marketing customers and an increase in average revenue per customer. Average monthly email marketing customers increased to 302,516 in 2009 from 207,716 in 2008, while average revenue per customer in 2009 increased to $35.55 from $35.01 in 2008. We expect our average revenue per customer to increase over time as we expect to generate additional revenue from our email marketing customers for add-ons to the email marketing product and from our event marketing and survey products.

Cost of Revenue.  Cost of revenue for 2009 was $37.7 million, an increase of $13.4 million, or 55%, over cost of revenue of $24.3 million for 2008. Of the increase in cost of revenue, $5.1 million resulted from increased depreciation, hosting and maintenance costs as a result of scaling and adding capacity to our hosting infrastructure, inclusive of the impact of operating our second third-party hosting facility that we opened in 2008. Additionally, $3.9 million and $2.0 million of the increase resulted from increased personnel costs attributable to additional employees in our customer support group and operations group, respectively, because we increased the number of employees to support our customer growth and manage our infrastructure. Approximately $1.2 million of the increase related to higher credit card fees due to the higher volume of billing transactions. As a percentage of revenue, cost of revenue was 29% and 28% for 2009 and 2008, respectively. The increase as a percentage of revenue was due primarily to the 67% increase in depreciation, hosting and maintenance costs and the 80% increase in personnel costs in our operations group as compared to the 48% increase in revenue.

Research and Development Expenses.  Research and development expenses for 2009 were $18.4 million, an increase of $3.3 million, or 21%, over research and development expenses of $15.1 million for 2008. As a percentage of revenue, research and development expenses were 14% for 2009 and 17% for 2008. The increase in absolute dollars was primarily due to additional personnel related costs of $2.7 million because we increased the number of research and development employees to further enhance our products and develop new products.

Sales and Marketing Expenses.  Sales and marketing expenses for 2009 were $61.0 million, an increase of $18.1 million, or 42%, over sales and marketing expenses of $42.9 million for 2008. As a percentage of revenue, sales and marketing expenses were 47% for 2009 and 49% for 2008. The increase in absolute dollars was primarily due to increased advertising and promotional expenditures of $10.5 million due to continued expansion of our multi-channel marketing strategy including our national radio advertising campaign. Additionally, personnel related costs increased by $4.8 million because we added employees in an effort to generate sales leads and accommodate the growth in sales leads. Partner referral fees also increased by $1.4 million as the number of new customers generated from our channel partners increased.

General and Administrative Expenses.  General and administrative expenses for 2009 were $13.7 million, an increase of $4.2 million, or 45%, over general and administrative expenses of $9.5 million for 2008. General and administrative expenses were 11% of revenue for both 2009 and 2008. The increase in absolute dollars was primarily due to additional personnel related costs of $3.3 million because we increased the number of general and administrative employees to support our overall growth, and because our stock-based compensation expense increased due to additional stock option grants.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net for 2009 consisted primarily of interest income of $504,000, which represented a decrease of $1.9 million from interest income of $2.4 million for 2008. The decrease was due to the decrease in interest rates earned on our cash equivalents and short-term marketable securities during 2009 as compared to 2008.

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

General and Administrative Expenses.  General and administrative expenses for 2008 were $9.5 million, an increase of $4.1 million, or 75%, over general and administrative expenses of $5.4 million for 2007. As a percentage of revenue, general and administrative expenses were 11% in both years. The increase in absolute dollars was primarily due to additional personnel related costs of $2.3 million because we increased the number of general and administrative employees to support our overall growth, and because our stock-based compensation expense increased due to additional option grants. We also incurred increased insurance and professional fees of $1.7 million to support the reporting and regulatory requirements of being a public company, including the costs of complying with Section 404 of the Sarbanes Oxley-Act for the first time in 2008.

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

Liquidity and Capital Resources

At December 31, 2009, our principal sources of liquidity were cash and cash equivalents and short-term marketable securities of $113.1 million.

Since our inception we have financed our operations primarily through the sale of redeemable convertible preferred stock, the issuance of convertible promissory notes, borrowings under credit facilities and, to a lesser extent, cash flow from operations. On October 9, 2007, we completed our initial public offering, in which we issued and sold 6,199,845 shares of common stock at a price to the public of $16.00 per share. We raised $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. We used $2.6 million of proceeds to repay our outstanding principal and interest under our term loan facility. In the second quarter of 2008, we completed a secondary public offering in which we issued and sold 314,465 shares of common stock at a price to the public of $16.00 per share. We raised $4.0 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. In the future, we anticipate that our primary source of liquidity will be cash generated from our operating activities.

Our operating activities provided cash of $21.9 million in 2009, $13.9 million in 2008 and $4.3 million in 2007. Net cash inflows resulted primarily from our operating losses offset by non-cash charges for depreciation and amortization, stock-based compensation charges and changes in fair value of a previously outstanding preferred stock warrant in 2007 as well as changes in our working capital accounts. Operating losses were primarily due to increased sales and marketing efforts and additional employees in all areas, which also led to increased occupancy costs for each of the three years in the period ended December 31, 2009, as well as the opening of our second hosting facility in the first quarter of 2008.

Changes in current assets consisted primarily of changes in prepaid expenses and other current assets. Prepaid expenses and other current assets decreased by $250,000 in 2009. Prepaid expenses and other current assets increased $2.0 million in 2008 and $1.3 million in 2007 primarily due to an increase in prepaid software and maintenance contracts as well as increased volume of business.

The increases in current liability accounts consisted primarily of the following:

Changes in deferred revenue as follows:

•	during 2009, deferred revenue increased $5.2 million from $15.1 million to $20.3 million;

•	during 2008, deferred revenue increased $4.7 million from $10.4 million to $15.1 million; and

•	during 2007, deferred revenue increased $4.9 million from $5.5 million to $10.4 million.

The increases in deferred revenue were due to continued growth in unearned prepaid subscriptions. The growth in prepaid subscriptions was primarily due to the increase in the number of customers.

Changes in accrued expenses and other current liabilities as follows:

•	during 2009, accrued expenses increased $1.7 million from $5.5 million to $7.2 million primarily due to increased marketing costs;

•	during 2008, accrued expenses increased $2.6 million from $2.9 million to $5.5 million primarily due to increased employee related costs as a result of personnel additions and approximately $250,000 related to the acquisition of property and equipment included in accrued expenses at December 31, 2008; and

•	during 2007, accrued expenses increased $522,000 from $2.4 million to $2.9 million.

Changes in accounts payable as follows:

•	during 2009, accounts payable increased $1.0 million from $4.8 million to $5.8 million;

•	during 2008, accounts payable increased $928,000 from $3.9 million to $4.8 million; and

•	during 2007, accounts payable increased $1.3 million from $2.6 million to $3.9 million.

The changes in accounts payable were due to increased expense levels due to growth in the business, net of the impact of the timing of payments to vendors.

The following non-cash charges are added back as adjustments to reconcile net loss to net cash used in or provided by operating activities:

•	depreciation and amortization expense of $8.6 million, $5.6 million and $2.6 million for the years ended December 31, 2009, 2008 and 2007, respectively;

•	stock-based compensation expense of $5.1 million, $2.9 million and $645,000 for the years ended December 31, 2009, 2008 and 2007, respectively; and

•	change in fair value of a preferred stock warrant of $3.9 million for the year ended December 31, 2007.

The increase in depreciation and amortization expense was due to increased acquisitions of property and equipment required to support the continued growth of our business. The increase in stock-based compensation expense was due to the increase in the value of the common stock into which these options were exercisable as well as due to an increase in the number of options granted. The change in fair value of the warrant to purchase Series B redeemable convertible preferred stock was due to the increase in the value of the underlying common stock into which this warrant was ultimately convertible. The warrant was subject to re-measurement at each balance sheet date and changes in fair value were recognized as a component of other expense until the warrant was exercised in October 2007.

As of December 31, 2009, we had federal and state net operating loss carry-forwards of $39.2 million and $9.3 million, respectively, which may be available to offset potential payments of future federal and state income tax liabilities and which, if unused, expire at various dates through 2029 for federal income tax purposes and at various dates through 2014 for state income tax purposes.

Net cash used in investing activities was $36.5 million, $42.4 million and $6.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net cash used in investing activities during the years ended

December 31, 2009, 2008 and 2007 consisted primarily of net cash paid to purchase marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Acquisition of property and equipment of $16.6 million, $13.1 million and $5.7 million in 2009, 2008 and 2007, respectively, consisted of the purchase of infrastructure for our products, computer equipment for our employees, equipment and furniture and leasehold improvements primarily related to additional office space, as well as the capitalization of certain software development costs. During 2009, 2008 and 2007, we capitalized $3.3 million, $1.1 million and $382,000 of costs associated with the development of internal use software. Additionally in 2009 and 2008, we acquired property and equipment to outfit our second sales and support office.

Net cash provided by financing activities was $1.1 million, $4.7 million and $90.0 million for the years ended December 31, 2009, 2008, and 2007, respectively. Net cash provided by financing activities for 2009 consisted of proceeds from stock issued in conjunction with our employee stock purchase plan of $674,000 and proceeds from stock issued pursuant to the exercise of stock options of $468,000. Net cash provided by financing activities in 2008 consisted primarily of net proceeds of $4.0 million from our secondary public offering of common stock completed in April 2008. Additionally, we received proceeds of $497,000 from stock issued in conjunction with our employee stock purchase plan and proceeds of $236,000 from the issuance of our stock pursuant to the exercise of stock options. Net cash provided by financing activities for 2007 consisted primarily of net proceeds of approximately $90.4 million from our initial public offering. We also received proceeds of $2.8 million from additional borrowings under a term loan facility and repaid $900,000 of borrowings during the first nine months of 2007. After our initial public offering, we used proceeds of $2.6 million to repay the remaining outstanding borrowings. Additional cash was provided by cash received in connection with exercises of outstanding stock options and warrants in 2007.

We opened a second third-party hosting facility in the first quarter of 2008 to serve as our primary co-location facility and to provide increased scalability for our product infrastructure. We made capital expenditures in 2007 and 2008 to build out this facility. We made additional capital expenditures in 2009 for equipment used in our product infrastructure. We opened a second sales and support office in temporary space in July 2008 until our long-term office space was ready for us to occupy in April 2009. We made capital expenditures in 2008 and 2009 to outfit both the temporary and long-term space. In 2009, we signed a new lease for our corporate headquarters that extends our occupancy through September 2015 and increases the square footage throughout the duration of the lease. We increased the amount of space we occupied in 2009 and expect to occupy additional space as it is made available to us. In 2010, we anticipate capital expenditures of approximately $17 million to $19 million, which will consist primarily of hardware and software purchases, capitalization of internal use software, and furniture and leasehold improvements related to our additional office space.

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

We believe that our current cash, cash equivalents and marketable securities and operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may need to raise additional funds through public or private financings or borrowings to fund our operations, develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders or we may be subject to covenants that restrict how we conduct our business. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

The markets in which we operate continue to suffer from the effects of the economic recession. We have limited experience operating our business during an economic downturn. We do not know if our current business model will operate as effectively during an economic downturn. Furthermore, we are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business. Therefore, the current economic conditions could have a significant adverse impact on our operating results and working capital.

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

New Accounting Guidance

In September 2009, the Financial Accounting Standards Board issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides another alternative for establishing fair value for a deliverable. When vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective January 1, 2011, and early adoption is permitted. We are currently evaluating the impact, if any, of this guidance on our consolidated financial statements.

Contractual Obligations

In May 2009, we signed a new noncancelable real estate operating lease that superseded the original lease for our headquarters. The new lease incorporates both the space we were occupying under the original lease as well as additional space that will be made available to us through the term of the lease. The new lease is effective through September 2015. In May 2008, we entered into two lease agreements with two related lessors in connection with opening a second sales and support office. The first agreement provided for temporary space and terminated in April 2009. The second agreement provides for long-term space for a period that began in April 2009 and expires in April 2019.

We have agreements with two vendors to provide specialized space and related services from which we host our software application. The agreements include payment commitments that expire at various dates through 2013.

As of December 31, 2009, we had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling approximately $15.7 million. This amount relates primarily to marketing programs and other non-marketing related goods and services to be delivered over the next twelve months.

The following table summarizes our contractual obligations at December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

					More
		Less than			than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Operating lease obligations	$32,592	$4,203	$10,040	$10,811	$7,538
Hosting commitments	7,590	3,255	3,561	774	—
Vendor commitments	15,657	15,657	—	—	—

Total	$55,839	$23,115	$13,601	$11,585	$7,538

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk.  We bill for our products in U.S. dollars and receive payment in U.S. dollars and our operating expenses are paid predominantly in U.S. dollars. Accordingly, our results of operations and cash flows are not subject to material fluctuations due to changes in foreign currency exchange rates.

Interest Rate Sensitivity.  We had cash and cash equivalents and marketable securities of $113.1 million at December 31, 2009, which consisted of cash, short-term government securities, corporate and agency bonds, certificates of deposit and money market instruments. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the short-term nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates have significantly reduced our interest income in 2009 as compared to 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Constant Contact, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Constant Contact, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Constant Contact, Inc. and its subsidiary (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2009 and 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 10, 2010

Constant Contact, Inc.

Consolidated Balance Sheets

	December 31,
	2009	2008
	(In thousands, except share and per share data)

ASSETS
Current assets
Cash and cash equivalents	$59,822	$73,243
Short-term marketable securities	53,280	33,932
Accounts receivable, net of allowance for doubtful accounts	53	40
Prepaid expenses and other current assets	3,420	3,670

Total current assets	116,575	110,885
Property and equipment, net	23,891	15,799
Restricted cash	750	308
Other assets	272	150

Total assets	$141,488	$127,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,806	$4,786
Accrued expenses	7,211	5,461
Deferred revenue	20,341	15,052

Total current liabilities	33,358	25,299
Long-term accrued rent	3,162	1,853

Total liabilities	36,520	27,152

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2009 and 2008	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized at December 31, 2009 and 2008; 28,403,673 and 28,170,812 shares issued and outstanding at December 31, 2009 and 2008, respectively	284	282
Additional paid-in capital	150,716	144,414
Accumulated other comprehensive income	40	106
Accumulated deficit	(46,072)	(44,812)

Total stockholders’ equity	104,968	99,990

Total liabilities and stockholders’ equity	$141,488	$127,142

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenue	$129,061	$87,268	$50,495
Cost of revenue	37,692	24,251	13,031

Gross profit	91,369	63,017	37,464

Operating expenses
Research and development	18,367	15,123	10,341
Sales and marketing	61,023	42,851	27,376
General and administrative	13,749	9,508	5,445

Total operating expenses	93,139	67,482	43,162

Loss from operations	(1,770)	(4,465)	(5,698)
Interest income	504	2,409	1,543
Interest expense	—	—	(188)
Other income and expense, net	6	—	(3,911)

Net loss	(1,260)	(2,056)	(8,254)
Accretion of redeemable convertible preferred stock	—	—	(816)

Net loss attributable to common stockholders	$(1,260)	$(2,056)	$(9,070)

Net loss attributable to common stockholders per share: basic and diluted	$(0.04)	$(0.07)	$(0.97)
Weighted average shares outstanding used in computing per share amounts: basic and diluted	28,253	27,879	9,366

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) and Comprehensive Loss

	Series A		Series B		Series C
	Redeemable		Redeemable		Redeemable		Total Redeemable					Accumulated		Total
	Convertible		Convertible		Convertible		Convertible				Additional	Other		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)	Loss
							(In thousands, except share data)
Balance at December 31, 2006	1,026,680	$14,049	9,641,666	$6,376	2,521,432	$14,897	13,189,778	$35,322	3,788,944	$38	$5,835	$—	$(34,502)	$(28,629)
Issuance of common stock in connection with stock option exercises								—	199,824	2	69			71
Issuance of common stock in connection with warrant exercises								—	125,704	1	155			156
Issuance of common stock in connection with initial public offering, net of issuance costs of $1,804								—	6,199,845	62	90,374			90,436
Stock-based compensation expense								—			645			645
Accretion of Series A, B and C redeemable convertible preferred stock to redemption value		718		74		24		816			(816)			(816)
Issuance of redeemable convertible preferred stock in connection with warrant exercise			120,000	4,605			120,000	4,605						—
Conversion of redeemable convertible preferred stock to common stock upon close of initial public offering	(1,026,680)	(14,767)	(9,761,666)	(11,055)	(2,521,432)	(14,921)	(13,309,778)	(40,743)	17,302,697	173	40,570			40,743
Unrealized gain on available-for-sale securities								—				2		2	$2
Net loss								—					(8,254)	(8,254)	(8,254)

Total comprehensive loss															$(8,252)

Balance at December 31, 2007	—	—	—	—	—	—	—	—	27,617,014	276	136,832	2	(42,756)	94,354
Issuance of common stock in connection with stock option exercises								—	201,300	2	234			236
Issuance of common stock in connection with employee stock purchase plan								—	38,033	1	496			497
Issuance of common stock in connection with secondary public offering, net of issuance costs of $756								—	314,465	3	3,996			3,999
Stock-based compensation expense								—			2,856			2,856
Unrealized gain on available-for-sale securities								—				104		104	$104
Net loss								—					(2,056)	(2,056)	(2,056)

Total comprehensive loss															$(1,952)

Balance at December 31, 2008	—	—	—	—	—	—	—	—	28,170,812	282	144,414	106	(44,812)	99,990
Issuance of common stock in connection with stock option exercises								—	187,283	2	466			468
Issuance of common stock in connection with employee stock purchase plan								—	45,578	—	674			674
Stock-based compensation expense								—			5,162			5,162
Unrealized loss on available-for-sale securities								—				(60)		(60)	$(60)
Reclassification adjustment for realized gains on available-for-sale securities included in net loss												(6)		(6)	(6)
Net loss								—					(1,260)	(1,260)	(1,260)

Total comprehensive loss															$(1,326)

Balance at December 31, 2009	—	$—	—	$—	—	$—	—	$—	28,403,673	$284	$150,716	$40	$(46,072)	$104,968

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities
Net loss	$(1,260)	$(2,056)	$(8,254)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	8,572	5,558	2,631
Amortization (accretion) of premium (discount) on investments	72	(46)	(151)
Stock-based compensation expense	5,084	2,856	645
Changes in fair value of redeemable convertible preferred stock warrant	—	—	3,918
(Recovery of) provision for bad debts	(8)	6	8
Gain on sales of marketable securities	(6)	—	—
Gain on sale of equipment	—	—	(6)
Changes in operating assets and liabilities
Accounts receivable	(5)	16	(29)
Prepaid expenses and other current assets	250	(1,969)	(1,290)
Other assets	(122)	103	(237)
Accounts payable	1,020	928	1,282
Accrued expenses	1,750	2,283	522
Deferred revenue	5,289	4,698	4,878
Long-term accrued rent	1,309	1,502	351

Net cash provided by operating activities	21,945	13,879	4,268

Cash flows from investing activities
Purchases of short-term marketable securities	(65,739)	(33,798)	(9,327)
Proceeds from maturities of short-term marketable securities	33,750	4,500	9,000
Proceeds from sales of short-term marketable securities	12,509	—	—
Net increase in restricted cash	(442)	—	(42)
Proceeds from sale of equipment	—	—	12
Acquisition of property and equipment, including costs capitalized for development of internal use software	(16,586)	(13,121)	(5,666)

Net cash used in investing activities	(36,508)	(42,419)	(6,023)

Cash flows from financing activities
Proceeds from notes payable	—	—	2,788
Repayments of notes payable	—	—	(3,490)
Proceeds from issuance of common stock pursuant to exercise of stock options and warrants	468	236	227
Proceeds from issuance of preferred stock pursuant to exercise of a warrant	—	—	59
Proceeds from issuance of common stock pursuant to employee stock purchase plan	674	497	—
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs of $1,804	—	—	90,436
Proceeds from issuance of common stock in connection with secondary public offering, net of issuance costs of $756	—	3,999	—

Net cash provided by financing activities	1,142	4,732	90,020

Net (decrease) increase in cash and cash equivalents	(13,421)	(23,808)	88,265
Cash and cash equivalents, beginning of year	73,243	97,051	8,786

Cash and cash equivalents, end of year	$59,822	$73,243	$97,051

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$194
Supplemental disclosure of noncash investing and financing activities:
Acquisition of property and equipment included in accrued expenses	$—	$250	$—
Capitalization of stock-based compensation	78	—	—
Conversion of redeemable convertible preferred stock to common stock	—	—	40,743

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

1.	Nature of the Business

Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation on August 25, 1995. The Company reincorporated in the State of Delaware in 2000. The Company is a leading provider of on-demand email marketing, event marketing and online survey products to small organizations, including small businesses, associations and nonprofits, located primarily in the U.S. The Company’s email marketing product allows customers to create, send and track email marketing campaigns. The Company’s online survey product enables customers to create and send surveys and analyze the responses. The Company’s event marketing product, launched in the fourth quarter of 2009, enables customers to promote and manage events, track event registrations and collect online payments. These products are designed and priced for small organizations and are marketed directly by the Company and through a wide variety of channel partners.

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

Fair Value of Financial Instruments

The Company applies the authoritative guidance in measuring assets and liabilities that are carried at fair value. Fair value under the guidance is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, are used to measure fair value:

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

The Company’s cash equivalents of $49,630 as of December 31, 2009, which were invested in money market instruments, were carried at fair value based on quoted market prices. The Company’s marketable securities of $53,280 which were invested in short-term government securities, corporate and agency bonds and certificates of deposit that mature within one year were carried at fair value based on quoted market prices. The Company’s cash equivalents of $68,791 and marketable securities of $33,932 as of December 31, 2008, which were invested in money market instruments and U.S. Treasury Bills, respectively, were carried at fair value based on quoted market prices. Quoted market prices are a level 1 measurement in the hierarchy of fair value measurements.

Fair Value Option for Financial Assets and Financial Liabilities

Authoritative guidance allows companies to choose to measure many financial instruments and certain other items at fair value. The Company has elected not to apply the fair value option.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. The Company also considers receivables related to credit card purchases of $1,006 and $918 at December 31, 2009 and 2008, respectively to be equivalent to cash. Cash equivalents are stated at fair value.

Marketable Securities

The Company follows authoritative guidance in determining the classification of and accounting for its marketable securities. The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest income based on the specific identification method. Fair value is determined based on quoted market prices.

At December 31, 2009, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury Bills	$31,928	22	$(3)	$31, 947
Corporate and Agency Bonds	17,712	21	—	17,733
Certificates of Deposit	3,600	—	—	3,600

Total	$53,240	$43	$(3)	$53,280

At December 31, 2008, marketable securities consisted of U.S. Treasury Bills with an amortized cost basis of $33,826, $106 of unrealized gains, no unrealized losses and an estimated fair value of $33,932. At December 31, 2009 and 2008, marketable securities consisted of investments that mature within one year.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term marketable securities. At December 31, 2009 and 2008, the Company had substantially all cash balances at certain financial institutions without or in excess of federally insured limits, however, the Company maintains its cash balances and custody of its marketable securities with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the years ended December 31, 2009, 2008 and 2007, there were no customers that accounted for more than 10% of total revenue.

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

When there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured, the Company recognizes revenue on a daily basis over the subscription period as the services are delivered. Delivery is considered to have occurred at the time the customer has paid for the products and has access to the account via a log-in and password.

The Company also offers ancillary services to its customers related to its products such as professional services and training. Professional services and training revenue is accounted for separate from subscription

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

revenue as those services have value on a standalone basis, do not involve a significant degree of risk or unique acceptance criteria and as the fair value of the Company’s subscription services is evidenced by their availability on a standalone basis. Professional services and training revenue is recognized as the services are performed.

Deferred Revenue

Deferred revenue consists of payments received in advance of revenue recognition of the Company’s on-demand products described above and is recognized as the revenue recognition criteria are met. The Company’s customers pay for services in advance on a monthly, semiannual or annual basis.

Software and WebSite Development Costs

Relative to development costs of its on-demand products and website, in accordance with authoritative guidance, the Company capitalizes certain direct costs to develop functionality as well as certain upgrades and enhancements that are probable to result in additional functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized as part of property and equipment until the software is substantially complete and ready for its intended use. Capitalized software is amortized over a three year period in the expense category to which the software relates.

Redeemable Convertible Preferred Stock Warrant

The Company accounted for the freestanding warrant to purchase redeemable convertible preferred stock that was outstanding until its exercise in October 2007 as a liability that was recorded at fair value. The fair value of the warrant was subject to remeasurement at each balance sheet date and changes in fair value (determined using the Black-Scholes option pricing model) were recognized as other expense.

Comprehensive Loss

Comprehensive loss includes net loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale securities. The Company had gross unrealized gains and losses of $43 and ($3), respectively, as of December 31, 2009 and gross unrealized gains of $106 and no unrealized losses as of December 31, 2008. The Company had realized gains of $6 in 2009 related to the sales of marketable securities. There were no realized gains or losses recorded to net loss for the years ended December 31, 2008 and 2007.

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

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

For the years ended December 31, 2009, 2008 and 2007, the Company excluded certain common stock equivalents from the computation of diluted earnings per share as the effect would have been anti-dilutive as the Company had a net loss for the periods.

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact:

	Year Ended December 31,
	2009	2008	2007

Options to purchase common stock	3,394,377	2,366,010	1,773,259
Warrants to purchase common or redeemable convertible preferred stock	520	520	199,583
Restricted shares	27,321	75,206	122,802
Redeemable convertible preferred stock	—	—	13,200,608

Total options, warrants, restricted shares and redeemable convertible preferred stock exercisable or convertible into common stock	3,422,218	2,441,736	15,296,252

Advertising Expense

The Company expenses advertising as incurred. Advertising expense was $31,664, $22,388 and $13,891 during the years ended December 31, 2009, 2008 and 2007, respectively.

Accounting for Stock-Based Compensation

The Company values all stock-based compensation, including grants of stock options, at fair value on the date of grant, and expenses the fair value over the applicable service period. The straight-line method is applied to all grants with service conditions, while the graded vesting method is applied to all grants with both service and performance conditions.

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

The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the financial statements. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

New Accounting Guidance

In September 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are not covered by software revenue guidance. This guidance provides another alternative for establishing fair value for a deliverable when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined. Under this guidance, companies will be required to develop a best estimate of the selling price for separate deliverables. Arrangement consideration will need to be allocated using the relative selling price method as the residual method will no longer be permitted. This guidance is effective January 1, 2011, and early adoption is permitted. The Company is currently evaluating the impact, if any, of this guidance on its consolidated financial statements.

3.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2009	2008

Computer equipment	$21,129	$15,172
Software	13,266	6,886
Furniture and fixtures	3,751	2,022
Leasehold improvements	5,982	3,384

Total property and equipment	44,128	27,464
Less: Accumulated depreciation and amortization	20,237	11,665

Property and equipment, net	$23,891	$15,799

Depreciation and amortization expense was $8,572, $5,558 and $2,631 for the years ended December 31, 2009, 2008 and 2007, respectively. During 2008, the Company retired assets that had a gross book value of $65 and no net book value. During 2007, the Company retired and sold assets that had a gross book value of $574 and a net book value of $6, for proceeds of $12. The resulting gain of $6 was recorded to other income.

The Company capitalized costs associated with the development of internal use software of $3,266, $1,134 and $382 and recorded related amortization expense of $776, $340 and $157 during the years ended December 31, 2009, 2008 and 2007, respectively. The remaining net book value of capitalized software costs was $4,026 and $1,536 as of December 31, 2009 and 2008, respectively.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

4.	Notes Payable

The Company had a Loan and Security Agreement (the “Agreement”) with a financial institution for a term loan for the acquisition of property and equipment. In October 2007, the Company used approximately $2,600 of proceeds from its initial public offering to repay all outstanding debt under the term loan facility (Note 5). No amounts remained outstanding or available for borrowing under the term loan at December 31, 2009 or 2008.

In connection with entering into the Agreement in 2003, the Company issued a warrant to purchase 520 shares of the Company’s common stock at an exercise price of $0.38 per share. This warrant remained outstanding at December 31, 2009.

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

On April 30, 2008, the Company closed a secondary public offering of 5,221,000 shares of common stock, of which 314,465 shares were sold by the Company and 4,906,535 shares were sold by existing stockholders, at a price to the public of $16.00 per share. Proceeds to the Company were $3,999, net of underwriting discounts and offering costs.

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

Redeemable Convertible Preferred Stock

Prior to the Company’s initial public offering in 2007, the Company had authorized 1,026,680 shares, 9,761,666 shares and 2,521,432 shares of Series A redeemable convertible preferred stock (“Series A”), Series B redeemable convertible preferred stock (“Series B”) and Series C redeemable convertible preferred stock (“Series C”), respectively. In connection with the initial public offering all outstanding shares of redeemable convertible preferred stock were converted to common stock.

The holders of the redeemable convertible preferred stock that was authorized and outstanding prior to the Company’s initial public offering had certain voting rights, liquidation preferences and conversion ratios applicable to each series. In addition, the holders of at least a majority of the voting power of the then outstanding Series B and Series C shares (voting together as a single class), by written request at any time after May 12, 2010 (the “Redemption Date”), could have required the Company to redeem the preferred stock by paying in cash a sum equal to 100% of the original purchase price of the Series A, Series B and Series C

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

plus accrued but unpaid dividends on Series B and declared but unpaid dividends on Series C, in three (3) annual installments. The Company recorded dividends and accretion through a charge to stockholders’ equity (deficit) of $816 in 2007 in connection with the redemption rights.

Warrants

In connection with certain equity financings, the Company granted warrants to purchase common stock at exercise prices ranging from $1.21-$1.38 per share. The remaining outstanding warrants to purchase 125,704 shares of common stock were exercised during 2007 and no warrants remained outstanding as of December 31, 2007.

In connection with the Series B financing, the Company granted to a consultant a warrant to purchase 120,000 shares of Series B at a price of $0.50 per share. The Company accounted for the Series B warrant as a liability reported at fair value each reporting period until the warrant was exercised. During 2007, the Company recorded charges to other expense of $3,918 relating to the changes in carrying value of the Series B warrant. As of the close of the Company’s initial public offering in October 2007, the warrant was exercised for 120,000 shares of redeemable convertible preferred stock, which automatically converted into 156,000 shares of common stock.

6.	Stock-Based Awards

Prior to the adoption of a new plan in 2007, the Company granted options to employees, officers, directors, consultants and advisors of the Company under the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”). In conjunction with the adoption of the 2007 Stock Incentive Plan, the board of directors voted that no further stock options or other equity-based awards shall be granted under the 1999 Plan.

In 2007, the Company’s board of directors adopted and the stockholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards with a maximum term of ten years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company reserved 1,500,000 shares of its common stock for issuance under the 2007 Plan as well as an additional 700,000 shares of common stock previously reserved for issuance under the 1999 Plan. The 2007 Plan also contains an evergreen provision that allows for an annual increase in the number of shares available for issuance on the first day of each year beginning in 2008 and ending on the second day of 2017. The increase is based on a formula and cannot exceed 700,000 shares of common stock per year. As of December 31, 2009, 783,106 shares of common stock were available for issuance under the 2007 Plan.

The Company applies the fair value recognition provisions for all stock-based payments granted or modified on or subsequent to January 1, 2006 in accordance with authoritative guidance. Under this guidance the Company records compensation costs over the requisite service period of the award based on the grant-date fair value. The straight-line method is applied to all grants with service conditions, while the graded vesting method is applied to all grants with both service and performance conditions.

Stock Options

During the years ended December 31, 2009, 2008 and 2007, the Company granted 1,369,350, 1,109,900 and 860,296 stock options, respectively, to certain employees and directors. The vesting of most of these awards is time-based and the restrictions typically lapse 25% after one year and quarterly thereafter for the next 36 months in the case of employees and 33% after one year and quarterly thereafter for the next 24 months in the case of directors. A certain number of awards granted in 2009 have both performance-based and time-

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

based vesting criteria. The vesting of these options is determined by the achievement of a two-tiered revenue growth target. If either target is achieved, a corresponding number of options vest at year-end, with the remaining vesting quarterly over 36 months. If neither of the performance objectives is achieved, the options will be cancelled.

Through December 31, 2009, stock options were granted with exercise prices equal to the fair value of the Company’s common stock on the date of grant. Commencing in the fourth quarter of 2007, the Company based fair value of common stock on the quoted market price. Because there was no public market for the Company’s common stock prior to the initial public offering (Note 5), the Company’s board of directors determined the fair value of common stock for those earlier periods by taking into account the Company’s most recently available valuation of common stock.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Because the Company has a limited history of operating as a public company, the expected term assumption was based on the “simplified method” for estimating expected term for awards that qualify as “plain-vanilla” options under authoritative guidance. Expected volatility was based on historical volatility of the publicly traded stock of a peer group of companies, inclusive of the Company commencing October 2007. The risk-free interest rate was determined by reference to U.S. Treasury yields at or near the time of grant for time periods similar to the expected term of the award. The relevant data used to determine the value of the stock option grants is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Weighted average risk-free interest rate	2.64%	2.24%	4.23%
Expected term (in years)	6.1	6.1	6.1
Weighted average expected volatility	53.8%	54.37%	62.1%
Expected dividends	0%	0%	0%

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

A summary of stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value

Balance at December 31, 2006	1,702,007	1.57
Granted	860,296	13.36
Exercised	(199,824)	0.35
Forfeited	(161,857)	1.15

Balance at December 31, 2007	2,200,622	6.32
Granted	1,109,900	15.44
Exercised	(201,300)	1.17
Forfeited	(88,051)	10.00

Balance at December 31, 2008	3,021,171	$9.91
Granted	1,369,350	16.87
Exercised	(187,283)	17.96
Forfeited	(55,926)	13.74

Balance at December 31, 2009	4,147,312	$12.49	8.14	$20,420

Vested and expected to vest at December 31, 2009	3,982,376	$12.39	8.06	$20,017
Exercisable at December 31, 2009	1,635,886	$7.66	6.76	$15,546

The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on December 31, 2009 of $16.00 per share and the exercise prices of the options.

The weighted average grant-date fair value of grants of stock options was $9.02, $8.22 and $8.06 per share for the years ended December 31, 2009, 2008 and 2007, respectively.

The total intrinsic value of stock options exercised was $2,877, $3,250 and $978 for the years ended December 31, 2009, 2008 and 2007, respectively.

Compensation expense of $5,084, $2,856 and $645 was recognized for stock-based compensation for the years ended December 31, 2009, 2008 and 2007, respectively. The unrecognized compensation expense associated with outstanding stock options at December 31, 2009 was $16,897, which is expected to be recognized over a weighted-average period of 2.97 years

The Company recognized stock-based compensation expense on all awards in the following categories:

	Years Ended
	December 31,
	2009	2008	2007

Cost of revenue	$706	$354	$81
Research and development	1,150	737	170
Sales and marketing	1,134	648	133
General and administrative	2,094	1,117	261

	$5,084	$2,856	$645

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Additionally, the Company capitalized $78 of stock-based compensation related to the development of internal use software for the year ended December 31, 2009. No stock-based compensation expense was capitalized during the years ended December 31, 2008 or 2007.

Stock Purchase Plan

The Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), became effective upon the completion of the Company’s initial public offering. Six-month offering periods begin on January 1 and July 1 of each year during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price for offerings is equal to 85% of the closing market price of the Company’s common stock at the end of the offering period. Stock based compensation was determined based on the discount of 15% from the per share market price on the last day of the purchase period. During 2008, 38,033 shares of common stock were purchased for total proceeds to the Company of $497. During 2009, 45,578 shares of common stock were purchased for total proceeds to the Company of $674. As of December 31, 2009, 266,389 shares of common stock were available for issuance to participating employees under the Purchase Plan.

Restricted Stock

During the year ended December 31, 2005, the Company sold 192,010 shares of restricted stock to a certain employee. The vesting of this award was time-based with restrictions lapsing evenly over four years. The Company did not record compensation expense as the shares were sold at fair value. At December 31, 2008, 48,008 shares remained unvested all of which vested during 2009. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $849, $798 and $494, respectively.

7.	Income Taxes

As a result of losses incurred, the Company did not provide for any income taxes in the years ended December 31, 2009, 2008 and 2007. A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended
	December 31,
	2009	2008	2007

Statutory rate	34%	34%	34%
Increase in valuation allowance	(41)	(27)	(44)
State taxes, net of federal benefit	(11)	19	6
Impact of permanent differences	(6)	(2)	—
Stock options	(64)	(20)
Expiration of state net operating losses	—	(3)	(5)
Tax credits	94	17	8
Impact of change in effective state tax rates	—	(18)	—
Other	(6)	—	1

	0%	0%	0%

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

The Company had net deferred tax assets related to temporary differences and operating loss carryforwards as follows:

	December 31,
	2009	2008

Deferred tax assets
Current:
Accrued expenses	$640	$304

Total current	640	304

Noncurrent:
Net operating loss carryforwards	11,146	12,583
Depreciation and capitalized research and development	776	724
Research and development credit carryforwards	4,143	2,392
Stock options	1,827	895
Other	26	10

Total noncurrent	17,918	16,604

Total gross deferred tax assets	18,558	16,908
Deferred tax asset valuation allowance	(17,062)	(16,559)

Deferred tax assets	1,496	349

Deferred tax liabilities-non-current
Depreciation and capitalized research and development	(1,496)	(349)

Total deferred tax liabilities — non-current	(1,496)	(349)

Net deferred tax assets	$—	$—

The Company has provided a valuation allowance for the full amount of its net deferred tax assets because at December 31, 2009 and 2008 it is not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized. The change in valuation allowance for the year ended December 31, 2009 of $503 was attributable primarily to the increase in research and development credit carryforwards and stock options partially offset by a decrease in net operating loss carryforwards due to the usage of state net operating losses and an increase in the Company’s deferred tax liability for capitalized research and development. The change in valuation allowance for the year ended December 31, 2008 of $523 was attributable primarily to the increase in research and development credit carryforwards partially offset by the decrease in net operating loss carryforwards due to the expiration of state net operating loss carryforwards.

At December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $39,249 and $9,348, respectively, which expire at varying dates through 2029 for federal income tax purposes and at varying dates through 2014 for state income tax purposes. At December 31, 2009, $7,285 of federal and state net operating loss carryforwards relate to deductions for stock option compensation for which the associated tax benefit will be credited to additional paid-in capital when realized. This amount is tracked separately and not included in the Company’s deferred tax assets.

At December 31, 2009, the Company had federal and state research and development credit carryforwards of $2,405 and $2,633, respectively, which will expire at varying dates through 2029 for federal income tax purposes and at varying dates through 2024 for state income tax purposes.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

The Company had an unrecognized tax benefit of $303 as of January 1, 2007. As of December 31, 2007 the Company reduced its deferred tax assets by this amount and therefore had no unrecognized tax benefit as of December 31, 2007. There were no increases or decreases to the amount of unrecognized tax benefits during the years ended December 31, 2009 or 2008. Additionally, the Company does not expect any increase or decrease to its unrecognized tax benefits during the next twelve months.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of December 31, 2009 and 2008, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2005 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years.

The Company has performed an analysis of its changes in ownership under Internal Revenue Code Section 382 and has determined that any ownership changes which have occurred do not result in a permanent limitation on usage of the Company’s federal and state net operating losses.

8.	Accrued Expenses

	December 31,
	2009	2008

Payroll and payroll related	$1,984	$2,211
Licensed software and maintenance	1,106	981
Marketing programs	2,014	569
Other accrued expenses	2,107	1,700

	$7,211	$5,461

9.	401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company elected to make matching contributions for the plan year ending December 31, 2009 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s compensation.

The Company made matching contributions of an aggregate of $1,287 and $639 for the years ended December 31, 2009 and 2008, respectively. There were no contributions made to the plan by the Company during the year ended December 31, 2007.

10.	Commitments and Contingencies

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

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

In May 2009, the Company entered into a new lease (the “new lease”) that superseded the original lease. The new lease, effective through September 30, 2015 with one five-year extension option, includes the space under the original lease as well as additional space that will be made available to the Company at various points during the term of the new lease. The new lease also includes payment escalations and rent holidays, the net effect of which has been accrued and, together with the remaining balance of the accrued lease incentives from the original lease, is being recognized as a reduction to rent expense such that rent expense per square foot is recognized on a straight-line basis over the term of occupancy. Under the new lease, the landlord is responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. If the landlord and the Company mutually agree to make improvements that cost in excess of the agreed upon landlord cost, the landlord will bill that excess cost to the Company as additional rent. This additional rent, if and when incurred, will be included in the net calculation of lease incentives, so that rent expense per square foot will be recognized on a straight-line basis over the remaining term of occupancy.

In May 2008, the Company entered into two lease agreements in connection with a second sales and support office. The first agreement provided for temporary space through April 2009. The second agreement provides for the lease of long-term space through April 2019 with three three-year extension options. The agreement for long-term space contains certain lease incentives and payment escalations, the net effect of which has been accrued such that rent expense is being recognized on a straight-line basis over the term of occupancy.

The Company also leases a small amount of general office space in Florida under a lease agreement that expires in July 2012.

The aggregate accrued rent balance was $3,248 at December 31, 2009 of which $86 was included in accrued expenses and $3,162 was included in long-term accrued rent. The accrued rent balance was $2,210 at December 31, 2008, of which $357 was included in accrued expense and $1,853 was included in long-term accrued rent

Total rent expense under operating leases was $3,791, $2,295 and $1,167 for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, future minimum lease payments under noncancelable operating leases are as follows:

2010	$4,201
2011	4,831
2012	5,209
2013	5,352
2014 and thereafter	12,999

Total	$32,592

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Hosting Services

The Company has agreements with two vendors to provide specialized space and related services from which the Company hosts its software applications. The agreements include payment commitments that expire at various dates through 2013. As of December 31, 2009, future minimum payments under the agreements are as follows:

2010	3,255
2011	1,900
2012	1,661
2013	774

Total	$7,590

Vendor Commitments

As of December 31, 2009, the Company had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling $15,657 related primarily to marketing programs and other non-marketing goods and services to be delivered during 2010.

Letters of Credit and Restricted Cash

As of December 31, 2009 and 2008, the Company maintained a letter of credit totaling $750 and $308, respectively, for the benefit of the landlord of the Company’s corporate headquarters’ lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $750 and $308 as of December 31, 2009 and 2008, respectively, to secure the letter of credit. This amount was classified as restricted cash in the balance sheet at December 31, 2009 and 2008.

Indemnification Obligations

The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of December 31, 2009, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

11.	Related Party Transactions

One of the Company’s directors is a general partner of a venture capital firm that owned, through affiliated investment entities, approximately 7% of the outstanding common stock of one of the Company’s vendors as of December 31, 2007. During a portion of 2007, another of the general partners of that venture capital firm was a director of that same vendor. In the year ended December 31, 2007, the Company’s aggregate payments to this vendor were $508.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

12.	Quarterly Information (Unaudited)

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2009	2009	2009	2009	2008	2008	2008	2008

Statements of Operations Data:
Revenue	$36,455	$33,533	$30,955	$28,118	$25,471	$22,859	$20,771	$18,167
Gross profit	25,716	23,606	22,058	19,989	18,206	16,305	15,122	13,384
(Loss)/income from operations	(1,858)	1,342	(121)	(1,133)	(1,716)	(1,013)	(1,098)	(638)
Net (loss)/income	(1,762)	1,470	39	(1,007)	(1,606)	(399)	(389)	338
Basic and diluted net (loss)/income per share	$(0.06)	$0.05	$0.00	$(0.04)	$(0.06)	$(0.01)	$(0.01)	$0.01

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2009, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2009 based on the specified criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2009.

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

Information required by this item is incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item and by Part II, Item 5 is incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

For a list of the consolidated financial statements included herein, see Index to the Consolidated Financial Statements on page 44 of this Annual Report on Form 10-K.

(b) Exhibits

See Exhibit Index on page 70 of this Annual Report on Form 10-K incorporated into this item by reference.

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

Date: March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gail F. Goodman Gail F. Goodman	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2010

/s/ Thomas Anderson Thomas Anderson	Director	March 4, 2010

/s/ Robert P. Badavas Robert P. Badavas	Director	March 10, 2010

/s/ John Campbell John Campbell	Director	March 4, 2010

/s/ Michael T. Fitzgerald Michael T. Fitzgerald	Director	March 10, 2010

/s/ William S. Kaiser William S. Kaiser	Director	March 4, 2010

/s/ Daniel T. H. Nye Daniel T. H. Nye	Director	March 10, 2010

/s/ Steven R. Wasserman Steven R. Wasserman	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2010

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Restated Certificate of Incorporation of the Company.
3	.2(1)	Second Amended and Restated Bylaws of the Company.
4	.1(1)	Specimen Certificate evidencing shares of common stock.
10	.1(1)#	1999 Stock Option/Stock Issuance Plan, as amended.
10	.2(1)#	Form of Non-Qualified Stock Option Agreement with Executive Officers under the 1999 Stock Option/Stock Issuance Plan.
10	.3(1)#	Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option/Stock Issuance Plan.
10	.4(1) #	Restricted Stock Agreement, dated December 12, 2005, between the Company and Steven R. Wasserman.
10	.5(1)#	2007 Stock Incentive Plan.
10	.6(1)#	Forms of Incentive Stock Option Agreement, under the 2007 Stock Incentive Plan.
10	.7(1)#	Forms of Non-Qualified Stock Option Agreement, under the 2007 Stock Incentive Plan.
10	.8(1)#	2007 Employee Stock Purchase Plan.
10	.9(1)#	Letter Agreement, dated April 14, 1999, between the Company and Gail F. Goodman.
10	.10(1)#	Letter Agreement, dated December 1, 2005, between the Company and Steven R. Wasserman.
10	.11(1)#	Form of Director and Officer Indemnification Agreement.
10	.12(1)	Amended and Restated Investors’ Rights Agreement, dated as of August 9, 2001, among the Company and the investors listed therein.
10	.13(1)	Amended and Restated Preferred Investors’ Rights Agreement, dated as of May 12, 2006, among the Company and the parties listed therein.
10	.14(1)	Lease Agreement, dated as of July 9, 2002, as amended, between the Company and Boston Properties Limited Partnership.
10	.15(2)	Fourth Amendment to Lease, dated as of November 26, 2007, between the Company and Boston Properties Limited Partnership.
10	.16(1)	Form of Indemnification Agreement between the Company and certain entities that sold stock in the Company’s initial public offering.
10	.17(3)	Master Services Agreement dated July 19, 2007 by and between the Company and Sentinel Properties-Bedford, LLC, as amended.
10	.18(4)	Fifth Amendment to Lease, dated as of April 14, 2008, between the Company and Boston Properties Limited Partnership.
10	.19(5)	Lease, dated as of May 30, 2008, between the Company and Centerra Office Tech I, LLC.
10	.20(5)	Lease, dated as of May 30, 2008, between the Company and McWhinney 409CC, LLC.
10	.21(6)#	Amendment No. 1 to 2007 Employee Stock Purchase Plan.
10	.22(7)	First Amendment to Lease, dated as of October 8, 2008, between the Company and McWhinney 409CC, LLC.
10	.23(8)#	Letter Agreement dated December 9, 2008 between the Company and Gail F. Goodman.
10	.24(8)#	Letter Agreement dated December 9, 2008 between the Company and Steven R. Wasserman.
10	.25(1)	Loan and Security Agreement, dated February 27, 2003, as amended, between the Company and Silicon Valley Bank.
10	.26(9)#	2009 Executive Cash Incentive Bonus Plan.
10	.27(10)#	Letter Agreement, dated March 7, 2007, between the Company and Robert P. Nault.
10	.28(8)#	Letter Agreement, dated December 9, 2008, between the Company and Robert P. Nault.
10	.29(8)#	Letter Agreement, dated December 9, 2008, between the Company and Ellen Brezniak.
10	.30(9)#	Letter Agreement, dated December 9, 2008, between the Company and Nancie Freitas, amending a Letter Agreement, dated November 17, 2005 between the Company and Nancie Freitas.
10	.31(11)	Lease, dated May 29, 2009, between the Company and Boston Properties Limited Partnership.
10	.32(12)#	Transition Agreement, dated December 1, 2009, between the Company and Steven R. Wasserman.
10	.33(13)	Amendment No. 2 to 2007 Employee Stock Purchase Plan.

Exhibit
Number		Description

10	.34*#	2010 Executive Cash Incentive Bonus Plan
10	.35*#	Form of Performance Stock Option Agreement, under the 2007 Stock Incentive Plan.
10	.36*#	Letter Agreement, dated September 3, 2008, between the Company and John J. Walsh, Jr., as amended.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381) filed with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2007.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 14, 2008.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2008.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2008.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the Securities and Exchange Commission on August 13, 2008.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the Securities and Exchange Commission on November 7, 2008.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2008.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 12, 2009.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-149918) filed with the Securities and Exchange Commission.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2009.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2009.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009.