Form 10-Q
period 2010-03-31
Constant Contact, Inc.
filed 2010-05-06
CIK 1405277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33707

CONSTANT CONTACT, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3285398

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1601 Trapelo Road, Third Floor Waltham, Massachusetts	02451

(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 3, 2010, there were 28,512,399 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information
Item 1. Financial Statements
Constant Contact, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2010	2009
Assets
Current assets
Cash and cash equivalents	$33,463	$59,822
Short-term marketable securities	82,313	53,280
Accounts receivable, net of allowance for doubtful accounts	55	53
Prepaid expenses and other current assets	4,793	3,420

Total current assets	120,624	116,575
Property and equipment, net	25,574	23,891
Restricted cash	750	750
Other assets	349	272

Total assets	$147,297	$141,488

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,901	$5,806
Accrued expenses	9,248	7,211
Deferred revenue	22,802	20,341

Total current liabilities	37,951	33,358
Long-term accrued rent	2,884	3,162

Total liabilities	40,835	36,520

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized at March 31, 2010 and December 31, 2009; 28,507,149 and 28,403,673 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	285	284
Additional paid-in capital	153,028	150,716
Accumulated other comprehensive (loss) income	(3)	40
Accumulated deficit	(46,848)	(46,072)

Total stockholders’ equity	106,462	104,968

Total liabilities and stockholders’ equity	$147,297	$141,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2010	2009
Revenue	$39,481	$28,118
Cost of revenue	11,716	8,129

Gross profit	27,765	19,989

Operating expenses
Research and development	5,621	4,146
Sales and marketing	18,704	13,831
General and administrative	4,299	3,145

Total operating expenses	28,624	21,122

Loss from operations	(859)	(1,133)
Interest income	83	126

Net loss	$(776)	$(1,007)

Net loss per share:

Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

Weighted average shares outstanding used in computing per share amounts:

Basic	28,455	28,143
Diluted	28,455	28,143
The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Cash flows from operating activities
Net loss	$(776)	$(1,007)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,624	1,763
Amortization (accretion) of premium (discount) on investments	6	(52)
Stock-based compensation expense	1,735	1,073
Recovery of bad debts	(3)	(9)
Changes in operating assets and liabilities
Accounts receivable	1	(7)
Prepaid expenses and other current assets	(1,373)	426
Other assets	(77)	24
Accounts payable	95	1,080
Accrued expenses	2,037	210
Deferred revenue	2,461	2,060
Long-term accrued rent	(278)	774

Net cash provided by operating activities	6,452	6,335

Cash flows from investing activities
Purchases of short-term marketable securities	(43,782)	(24,208)
Proceeds from maturities of short-term marketable securities	14,700	—
Acquisition of property and equipment, including costs capitalized for development of internal use software	(4,288)	(5,706)

Net cash used in investing activities	(33,370)	(29,914)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to the exercise of stock options	559	76

Net cash provided by financing activities	559	76

Net decrease in cash and cash equivalents	(26,359)	(23,503)
Cash and cash equivalents, beginning of period	59,822	73,243

Cash and cash equivalents, end of period	$33,463	$49,740

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
The condensed consolidated balance sheet at December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2010 and consolidated results of operations for the three months ended March 31, 2010 and 2009 and consolidated cash flows for the three months ended March 31, 2010 and 2009, have been made. The condensed consolidated results of operations and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2010.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, judgments and assumptions, including those related to revenue recognition, stock-based compensation, capitalization of software and website development costs and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition
The Company provides access to its products through subscription arrangements whereby the customer is charged a fee for access to its products. Subscription arrangements include access to use the Company’s software via the Internet and support services, such as telephone support. When there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured, the Company recognizes revenue on a daily basis over the subscription period as the services are delivered. Delivery is considered to have occurred at the time the customer has paid for the products and has access to the account via a log-in and password. The Company also offers ancillary services to its customers related to its products such as professional services and training. Professional services and training revenue is accounted for separate from subscription revenue as those services have value on a standalone basis, do not involve a significant degree of risk or unique acceptance criteria and as the fair value of the Company’s subscription services is evidenced by their availability on a standalone basis. Professional services and training revenue is recognized as the services are performed.
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
Comprehensive Loss
Comprehensive loss includes net loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss is unrealized gains and losses on available-for-sale securities. The Company had gross unrealized gains and losses of $19 and ($22), respectively, as of March 31, 2010 and gross unrealized gains and losses of $43 and ($3), respectively, as of December 31, 2009. There were no realized gains or losses recorded to net loss for either of the three month periods ended March 31, 2010 or 2009.
Comprehensive loss was as follows:

	Three months ended
	March 31,
	2010	2009
Net loss	$(776)	$(1,007)
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net	(43)	(46)

Comprehensive loss	$(819)	$(1,053)

At March 31, 2010, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Bills	$51,934	18	$(3)	$51,949
Corporate and Agency Bonds	26,782	1	(19)	26,764
Certificates of Deposit	3,600	—	—	3,600

Total	$82,316	$19	$(22)	$82,313

At December 31, 2009, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Bills	$31,928	22	$(3)	$31,947
Corporate and Agency Bonds	17,712	21	—	17,733
Certificates of Deposit	3,600	—	—	3,600

Total	$53,240	$43	$(3)	$53,280

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
The Company’s cash equivalents of $20,685 and $49,630 as of March 31, 2010 and December 31, 2009, respectively, which were invested in money market instruments, and the Company’s marketable securities were carried at fair value based on quoted market prices. Quoted market prices are a level 1 measurement in the hierarchy of fair value measurements. The Company also considers receivables related to credit card purchases of $1,062 and $1,006 at March 31, 2010 and December 31, 2009, respectively, to be equivalent to cash.
Net Loss Per Share
Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of unrestricted common shares outstanding for the period.

The following common stock equivalents were excluded from the computation of diluted net income loss per share because they had an anti-dilutive impact as the Company had a net loss for the periods:

	Three months ended
	March 31,
	2010	2009
Options to purchase common stock	4,255,440	3,133,932
Warrants to purchase common stock	520	520
Restricted shares	—	45,341

Total options, warrants and restricted shares exercisable into common stock	4,255,960	3,179,793

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
New Accounting Guidance
In September 2009, the Financial Accounting Standards Board issued authoritative guidance on revenue arrangements with multiple deliverables that are not covered by software revenue guidance. This guidance provides another alternative for establishing fair value for a deliverable when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined. Under this guidance, companies will be required to develop a best estimate of the selling price for separate deliverables. Arrangement consideration will need to be allocated using the relative selling price method as the residual method will no longer be permitted. This guidance is effective January 1, 2011, and early adoption is permitted. The Company is currently evaluating the impact, if any, of this guidance on its consolidated financial statements.

3. Stock-Based Awards
Stock Incentive Plan
The Company’s 2007 Stock Incentive Plan (“2007 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards with a maximum term of ten years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. As of March 31, 2010, 1,135,124 shares of common stock were available for issuance under the 2007 Plan.
Stock Purchase Plan
The Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), became effective upon the completion of the Company’s initial public offering. Six-month offering periods begin on January 1 and July 1 of each year, during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price for offerings is equal to 85% of the closing market price of the Company’s common stock at the end of the offering period. The first offering period of 2010 began on January 1, 2010 and will be completed on June 30, 2010. As of March 31, 2010, 266,389 shares of common stock were available for issuance to participating employees under the Purchase Plan.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three months ended
	March 31,
	2010	2009
Cost of revenue	$237	$147
Research and development	401	223
Sales and marketing	396	234
General and administrative	701	469

	$1,735	$1,073

Additionally, the Company capitalized approximately $19 and $23 of stock-based compensation related to the development of internal use software for the three months ended March 31, 2010 and 2009, respectively.
4. Income Taxes
The Company did not provide for any income taxes in either of the three month periods ended March 31, 2010 or 2009.
The Company had gross deferred tax assets of $18,558 at December 31, 2009, which did not change significantly at March 31, 2010. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2010 and December 31, 2009, it was not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized.
The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2010 or December 31, 2009. As of March 31, 2010 and December 31, 2009, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2005 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

5. Accrued Expenses

	March 31,	December 31,
	2010	2009
Payroll and payroll related	$2,846	$1,984
Licensed software and maintenance	1,533	1,106
Marketing programs	2,553	2,014
Other accrued expenses	2,316	2,107

	$9,248	$7,211

6. Commitments and Contingencies
Operating Leases
Prior to May 2009, the Company leased its headquarters under a noncancelable operating lease that included certain lease incentives, payment escalations and rent holidays, the net effect of which was accrued and was being recognized as a reduction to rent expense such that rent expense would be recognized on a straight-line basis over the term of occupancy.
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
The accrued rent balance was $3,075 at March 31, 2010, of which $191 was included in accrued expense and $2,884 was included in long-term accrued rent. The accrued rent balance was $3,248 at December 31, 2009 of which $86 was included in accrued expenses and $3,162 was included in long-term accrued rent. Total rent expense under operating leases was $1,124 and $778 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, future minimum lease payments under noncancelable operating leases for the years ending December 31 are as follows:

Remainder of 2010	$3,268
2011	4,831
2012	5,209
2013	5,352
2014 and thereafter	12,999

Total	$31,659

Hosting Services
The Company has agreements with two vendors to provide specialized space and related services from which the Company hosts its software applications. As of March 31, 2010, future minimum payments under the agreements for the years ended December 31 are as follows:

Remainder of 2010	$2,441
2011	1,900
2012	1,661
2013	774

Total	$6,776

Vendor Commitments
As of March 31, 2010, the Company had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $12,342 related primarily to marketing programs and other non-marketing goods and services to be delivered during 2010.
Letters of Credit and Restricted Cash
As of March 31, 2010 and December 31, 2009, the Company maintained a letter of credit totaling $750 for the benefit of the landlord of the Company’s corporate headquarters’ lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $750 as of March 31, 2010 and December 31, 2009, to secure the letter of credit. This amount was classified as restricted cash in the balance sheet at March 31, 2010 and December 31, 2009.
Indemnification Obligations
The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of March 31, 2010, the Company does not expect it will incur any significant liabilities under these indemnification agreements.
7. 401(k) Savings Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company elected to make matching contributions for the plan year ending December 31, 2010 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s compensation.
Through March 31, 2010 and March 31, 2009, the Company made matching contributions of $407 and $293 for the plan years ended December 31, 2010 and 2009, respectively.

ASSEMBLY COM MAFG SHIPPING & RECEVING WAREHOUSE REST ROOMS CAFÉ ASSEMBLY AREA A LOBBY DemisingWall, including doorway

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 10, 2010. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Business Overview
We are a leading provider of on-demand email marketing, event marketing and online survey solutions for small organizations, including small businesses, associations and non-profits. Our customers use our email marketing product to more effectively and efficiently create, send and track professional and affordable permission-based email marketing campaigns. Our event marketing product, launched in the fourth quarter of 2009, allows our customers to promote and manage events, track event registration and collect online payments. We also offer an online survey product that complements our email marketing product and enables our customers to easily create and send surveys and effectively analyze responses.
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
At March 31, 2010, we had 372,014 email marketing customers. We measure our customer base as the number of email marketing customers that we bill directly in the last month of a period. We market our products and acquire our customers through a variety of sources, including online marketing through search engines and advertising on online networks and other websites, offline marketing through radio advertising, limited television advertising local seminars and other marketing efforts, contractual relationships with our channel partners, referrals from our growing customer base, general brand awareness and the inclusion of a link to our website in the footer of emails sent by our customers.
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
•	We continue to closely monitor current adverse economic conditions, particularly as they impact small businesses, associations and non-profits. We are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business.

•	We believe that given the size of our potential market and the relatively low barriers to entry, competition will continue to increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses, will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

•	As of March 31, 2010, we had cash and cash equivalents and short-term marketable securities of $116 million. Due to the low interest rates generally we expect only a nominal amount of investment income in 2010.
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
We also generate a small amount of revenue from ancillary services related to our products, which primarily consist of professional services and training through our experts program. Revenue generated from professional services and training accounted for approximately 1% of gross revenue for each of the three months ended March 31, 2010 and 2009.
Cost of Revenue and Operating Expenses
We allocate certain occupancy and general office related expenses, such as rent, utilities, office supplies and depreciation of general office assets, to cost of revenue and operating expense categories based on headcount. As a result, an occupancy expense allocation is reflected in cost of revenue and each operating expense category.
Cost of Revenue. Cost of revenue consists primarily of wages and benefits for software operations and customer support personnel, credit card processing fees, depreciation and amortization and maintenance and hosting of our software applications underlying our product offerings. We allocate a portion of customer support costs relating to assisting trial customers to sales and marketing expense.
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
Research and Development. Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on improving ease of use, functionality and technological scalability of our existing products, as well as on developing new offerings. We primarily expense research and development costs; however, direct development costs related to software enhancements that add functionality are capitalized and depreciated over their useful life. We expect that on an annual basis research and development expenses will increase in absolute dollars as we continue to enhance and expand our product offerings, but remain generally consistent or decline slightly as a percentage of revenue as we expect to continue to grow our revenue at a similar rate.
Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees, and the portion of customer support costs that relate to assisting trial customers. Advertising costs consist primarily of pay-per-click advertising with search engines, other online and offline advertising media, including radio and print advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships, and event costs. Our advertising and promotional expenses have historically been highest in the fourth quarter of each year as this reflects a period of increased sales and marketing activity for many small organizations. In order to continue to grow our business and brand and category awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect that on an annual basis sales and marketing expenses will increase in absolute dollars, but decrease as a percentage of revenue as we expect to continue to grow our revenue at a faster rate. On a quarterly basis, however, our sales and marketing expenses may increase or decrease as a percentage of revenue based on the timing of our sales and marketing initiatives.
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

Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our significant accounting policies, which are described in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC, the following accounting policies involve the most judgment and complexity:
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
There have been no material changes in our critical accounting policies since December 31, 2009. For further information please see the discussion of critical accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.
Results of Operations
Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009
Revenue. Revenue for the three months ended March 31, 2010 was $39.5 million, an increase of $11.4 million, or 40%, over revenue of $28.1 million for the three months ended March 31, 2009. The increase in revenue resulted primarily from a 35% increase in the number of average monthly email marketing customers and an increase in average revenue per customer. Average monthly email marketing customers increased to 359,177 in the three months ended March 31, 2010 from 266,770 in the three months ended March 31, 2009. Average revenue per customer in the three months ended March 31, 2010 increased to $36.64 from $35.13 in the three months ended March 31, 2009 due to an increase in average customer list size and additional revenue from add-ons to our email marketing product and from our event marketing and survey products. We expect our average revenue per customer to increase over time as we expect to generate additional revenue from our email marketing customers for add-ons to the email marketing product and from our event marketing and survey products.
Cost of Revenue. Cost of revenue for the three months ended March 31, 2010 was $11.7 million, an increase of $3.6 million, or 44%, over cost of revenue of $8.1 million for the three months ended March 31, 2009. Of the increase in cost of revenue, $1.5 million resulted from increased depreciation, hosting and maintenance costs as a result of scaling and adding capacity to our hosting infrastructure. Additionally, $1.2 million and $342,000 of the increase resulted from increased personnel costs attributable to additional employees in our customer support group and operations group, respectively, because we increased the number of employees to support our customer growth and manage our infrastructure. Approximately $176,000 of the increase related to higher credit card fees due to the higher volume of billing transactions. As a percentage of revenue, cost of revenue was 30% for the three months ended March 31, 2010 and 29% for the three months ended March 31, 2009. The increase as a percentage of revenue was due primarily to the 56% increase in depreciation, hosting and maintenance costs as compared to the 40% increase in revenue.
Research and Development Expenses. Research and development expenses for the three months ended March 31, 2010 were $5.6 million, an increase of $1.5 million, or 36%, over research and development expenses of $4.1 million for the three months ended March 31, 2009. As a percentage of revenue, research and development expenses were 14% for the three months ended March 31, 2010 and 15% for the three months ended March 31, 2009. The increase in absolute dollars was primarily due to additional personnel related costs of $1.0 million and additional contractor fees of $346,000 because we increased the number of research and development employees and contractors to further enhance our products.
Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2010 were $18.7 million, an increase of $4.9 million, or 35%, over sales and marketing expenses of $13.8 million for the three months ended March 31, 2009. As a percentage of revenue, sales and marketing expenses were 47% for the three months ended March 31, 2010 and 49% for the three months ended March 31, 2009. The increase in absolute dollars was primarily due to increased advertising and promotional expenditures of $2.6 million due to continued expansion of our multi-channel marketing strategy including our national radio advertising campaign. Additionally, personnel related costs increased by $1.5 million because we added employees in an effort to generate sales leads and accommodate the growth in sales leads. Partner referral fees increased by $337,000 as the number of customers generated from our channel partners increased.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2010 were $4.3 million, an increase of $1.2 million, or 37%, over general and administrative expenses of $3.1 million for the three months ended March 31, 2009. As a percentage of revenue, general and administrative expenses were 11% for both the three months ended March 31, 2010 and 2009. The increase in absolute dollars was primarily due to additional personnel related costs of $776,000 because we increased the number of general and administrative employees to support our overall growth, and because our stock-based compensation expense increased due to additional stock option grants.
Interest Income. Interest income for the three months ended March 31, 2010 was $83,000, a decrease of $43,000 from interest income of $126,000, for the three months ended March 31, 2009. The decrease was due entirely to the decrease in interest rates generally in the first quarter of 2010 as compared to the first quarter of 2009.
Liquidity and Capital Resources
At March 31, 2010, our principal sources of liquidity were cash and cash equivalents and marketable securities of $116 million.
From our inception through the time of our initial public offering, we have financed our operations primarily through the sale of redeemable convertible preferred stock, issuance of convertible promissory notes, borrowings under credit facilities and, to a lesser extent, cash flow from operations. In October 2007, we completed our initial public offering, in which we issued and sold 6,199,845 shares of common stock at a price to the public of $16.00 per share. We raised approximately $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. We used $2.6 million of proceeds to repay our outstanding principal and interest under our term loan facility. In April 2008, we completed a secondary public offering in which we issued and sold 314,465 shares of common stock at a price to the public of $16.00 per share. We raised approximately $4.0 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. In the future, we anticipate that our primary sources of liquidity will be cash generated from our operating activities.
Cash Provided By Operating Activities
Net cash provided by operating activities was $6.5 million for the three months ended March 31, 2010 as compared to $6.3 million for the three months ended March 31, 2009. Net cash provided by operating activities for the three months ended March 31, 2010 consisted of the contributions from working capital accounts of $3.2 million and non-cash charges of $4.4 million partially offset by the net loss of $776,000 and a decrease in long-term accrued rent of $278,000. The contribution from working capital accounts was primarily due to an increase in deferred revenue of $2.5 million and an increase in accounts payable and accrued expense of $2.1 million partially offset by an increase in prepaid expenses and other receivables of $1.4 million. The non-cash charges consisted primarily of depreciation and amortization of $2.6 million and stock-based compensation expense of $1.7 million. Net cash provided by operating activities for the three months ended March 31, 2009 consisted of the contributions from working capital accounts of $3.8 million, non-cash charges of $2.8 million and in increase in long-term accrued rent of $774,000 partially offset by the net loss of $1.0 million. The contribution from working capital accounts was primarily due to an increase in deferred revenue of $2.1 million, an increase in accounts payable and accrued expenses of $1.3 million and a decrease in prepaid expenses and other receivables of $426,000. The non-cash charges consisted primarily of depreciation and amortization of $1.8 million and stock-based compensation expense of $1.1 million.
Cash Used In Investing Activities
Net cash used in investing activities was $33.4 million for the three months ended March 31, 2010 compared to $29.9 million for the three months ended March 31, 2009. Net cash used in investing activities during the three months ended March 31, 2010 consisted primarily of cash paid to purchase marketable securities of $43.8 million and property and equipment of $4.3 million partially offset by cash received from the maturities of marketable securities of $14.7 million. Property and equipment purchases consisted of hardware and software to support our product infrastructure, capitalization of certain software development costs, computer equipment for our employees and furniture and fixtures and leasehold improvements primarily related to additional office space. Net cash used in investing activities during the three months ended March 31, 2009 consisted of the purchase of short-term marketable securities of $24.2 million and the acquisition of property and equipment of $5.7 million. Property and equipment purchases consisted of hardware and software to support our product infrastructure, capitalization of certain software development costs, computer equipment for our employees and equipment and leasehold improvements primarily related to our second sales and support office.
Cash Provided By Financing Activities
Net cash provided by financing activities was $559,000 and $76,000 for the three months ended March 31, 2010 and 2009, respectively, and was due to proceeds from the issuance of our common stock pursuant to the exercise of stock options.
Contractual Obligations
We lease our headquarters under an operating lease that is effective through September 2015 with one five-year extension option. The lease includes the space we are occupying now as well as additional space that will be made available to us through the term of the lease. Additionally, we lease office space for our second sales and support office under an operating lease that expires in April 2019 with three three-year extension options.
We have agreements with two vendors to provide specialized space and related services from which we host our software application. The agreements include payment commitments that expire at various dates through 2013.
As of March 31, 2010, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $12.3 million. This amount relates primarily to marketing programs and other non-marketing related goods and services to be delivered during 2010.
The following table summarizes our contractual obligations at March 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due In
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)
Operating lease obligations	$31,659	$4,469	$10,170	$10,862	$6,158
Hosting commitments	6,776	3,126	3,070	580	—
Vendor commitments	12,342	12,342	—	—	—

Total	$50,777	$19,937	$13,240	$11,442	$6,158

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
The markets in which we operate are suffering from the lingering effects of the recent economic recession. We have limited experience operating our business during an economic downturn. We do not know if our current business model will operate as effectively during an economic downturn. Furthermore, we are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business. Therefore, the current economic conditions could have a significant adverse impact on our operating results and working capital.
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
New Accounting Guidance
In September 2009, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides another alternative for establishing fair value for a deliverable. When vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective January 1, 2011, and early adoption is permitted. We are currently evaluating the impact of this guidance, if any, on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. We bill for our products in U.S. dollars and receive payment in U.S. dollars and our operating expenses are paid predominantly in U.S. dollars. Accordingly, our results of operations and cash flows are not subject to material fluctuations due to changes in foreign currency exchange rates.
Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $116 million at March 31, 2010, which consisted of cash, short-term government securities, corporate and agency bonds, certificates of deposit and money market instruments. Interest income is sensitive to changes in the general level of U.S. interest rates;

however, due to the short-term nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our email marketing, event marketing and survey products are designed specifically for small organizations, including small businesses, associations and non-profits that frequently have limited budgets and may be more likely to be significantly affected by economic downturns than their larger, more established counterparts. Small organizations may choose to spend the limited funds that they have on items other than our products and may experience higher failure rates. Moreover, if small organizations experience economic hardship, they may be unwilling or unable to expend resources on marketing, including email marketing, which would negatively affect the overall demand for our products, increase customer attrition and could cause our revenue to decline. In addition, we have limited experience operating our business during an economic downturn. Accordingly, we do not know if our current business model will continue to operate effectively during an economic downturn. Furthermore, we are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business. There can be no assurance, therefore, that current economic conditions or worsening economic conditions, or a recurring recession, will not have a significant adverse impact on our operating and financial results.

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
Our system stores our customers’ proprietary email distribution lists, credit card information and other critical data. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage our reputation. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, as we continue to grow our customer base and our brand becomes more widely known and recognized, we may become a more inviting target for third parties seeking to compromise our security systems. Many states, including Massachusetts, have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers and fail to acquire new customers. If we fail to maintain our compliance with the data protection policy standards adopted by the major credit card issuers, we could lose our ability to offer our customers a credit card payment option. Any loss of our ability to offer our customers a credit card payment option would harm our reputation and make our products less attractive to many small organizations by negatively impacting our customer experience and significantly increasing our administrative costs related to customer payment processing.
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
Evolving regulations concerning data privacy may restrict our customers’ ability to solicit, collect, process and use data necessary to use our products or may increase their costs, which could harm our business.
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
The success of our business depends on the continued growth and acceptance of email as a communications tool and the related expansion and reliability of the Internet infrastructure. If consumers do not continue to use email or alternative communications tools gain popularity, demand for our email marketing products may decline.
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
We have incurred net losses in the past and we expect to incur net losses in the future. As of March 31, 2010, our accumulated deficit was $46.8 million. Our recent net losses were $776,000 for the three months ended March 31, 2010, $1.3 million for the year ended December 31, 2009 and $2.1 million for the year ended December 31, 2008. Our quarters ended September 30, 2009, June 30, 2009 and March 31, 2008 were the only quarters in which we generated a profit. There is no guarantee we will be profitable in the future. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be profitable in any future period. Our recent revenue growth may not be indicative of our future performance. In future periods, we may not have any revenue growth, or our revenue could decline.
We are incurring significant costs as a result of operating as a public company, and our management has been, and will continue to be, required to devote substantial time to compliance initiatives.
The Sarbanes-Oxley Act of 2002, and rules subsequently implemented by the SEC and the NASDAQ Stock Market, require public companies to meet certain corporate governance standards. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, as a public company, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In order to comply with Section 404 of the Sarbanes-Oxley Act’s requirements relating to internal control over financial reporting, we incur substantial accounting expense and expend significant management time on compliance-related issues. We expect to continue to incur such expenses and expend such time in the future. In addition, we will continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If in the future we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources.
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

CONSTANT CONTACT, INC.
Date: May 6, 2010	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2010	By:	/s/ Robert P. Nault
Robert P. Nault
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