Form 10-Q
period 2010-06-30
Constant Contact, Inc.
filed 2010-08-04
CIK 1405277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     As of August 2, 2010, there were 28,980,225 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information

Item 1.	Financial Statements
Constant Contact, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2010	2009
Assets
Current assets
Cash and cash equivalents	$33,279	$59,822
Marketable securities	82,706	53,280
Accounts receivable, net	59	53
Prepaid expenses and other current assets	4,694	3,420

Total current assets	120,738	116,575
Property and equipment, net	26,842	23,891
Restricted cash	750	750
Goodwill	5,068	—
Acquired intangible assets, net	970	—
Other assets	272	272

Total assets	$154,640	$141,488

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,828	$5,806
Accrued expenses	7,528	7,211
Deferred revenue	23,624	20,341

Total current liabilities	38,980	33,358
Long-term accrued rent	2,758	3,162

Total liabilities	41,738	36,520

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding as of June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,960,225 and 28,403,673 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	290	284
Additional paid-in capital	160,344	150,716
Accumulated other comprehensive income	26	40
Accumulated deficit	(47,758)	(46,072)

Total stockholders’ equity	112,902	104,968

Total liabilities and stockholders’ equity	$154,640	$141,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2010	2009	2010	2009
Revenue	$42,455	$30,955	$81,936	$59,073
Cost of revenue	12,686	8,897	24,402	17,026

Gross profit	29,769	22,058	57,534	42,047

Operating expenses
Research and development	5,943	4,525	11,564	8,671
Sales and marketing	20,217	14,281	38,921	28,112
General and administrative	4,604	3,373	8,903	6,518

Total operating expenses	30,764	22,179	59,388	43,301

Loss from operations	(995)	(121)	(1,854)	(1,254)
Interest income	85	160	168	286

Net (loss) income	$(910)	$39	$(1,686)	$(968)

Net (loss) income per share:
Basic	$(0.03)	$0.00	$(0.06)	$(0.03)
Diluted	$(0.03)	$0.00	$(0.06)	$(0.03)
Weighted average shares outstanding used in computing per share amounts:
Basic	28,652	28,207	28,554	28,175
Diluted	28,652	29,421	28,554	28,175
The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2010	2009
Cash flows from operating activities
Net loss	$(1,686)	$(968)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	5,464	3,761
Amortization (accretion) of premium (discount) on investments	11	(36)
Stock-based compensation expense	3,716	2,312
Recovery of bad debts	(4)	(4)
Changes in operating assets and liabilities, net of effects from acquisition
Accounts receivable	(2)	(45)
Prepaid expenses and other current assets	(1,262)	295
Other assets	—	5
Accounts payable	2,022	(1,211)
Accrued expenses	95	1,057
Deferred revenue	3,283	3,245
Long-term accrued rent	(404)	1,185

Net cash provided by operating activities	11,233	9,596

Cash flows from investing activities
Purchases of marketable securities	(63,746)	(33,735)
Proceeds from maturities of marketable securities	34,295	—
Increase in restricted cash	—	(442)
Payment for acquisition of Nutshell Mail, Inc., net of cash acquired	(2,225)	—
Acquisition of property and equipment, including costs capitalized for development of internal use software	(8,350)	(9,997)

Net cash used in investing activities	(40,026)	(44,174)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to exercise of stock options	1,860	243
Proceeds from issuance of common stock pursuant to employee stock purchase plan	390	283

Net cash provided by financing activities	2,250	526

Net decrease in cash and cash equivalents	(26,543)	(34,052)
Cash and cash equivalents, beginning of period	59,822	73,243

Cash and cash equivalents, end of period	$33,279	$39,191

Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with the acquisition of Nutshell Mail, Inc.	$3,603	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
1. Nature of the Business
Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation on August 25, 1995. The Company reincorporated in the State of Delaware in 2000. The Company is a leading provider of on-demand email marketing, social media marketing, event marketing and online survey products to small organizations, including small businesses, associations and nonprofits. The Company’s email marketing product allows customers to create, send and track email marketing campaigns. The Company’s online survey product enables customers to create and send surveys and analyze the responses. The Company’s event marketing product enables customers to promote and manage events, track event registrations and collect online payments. These products are designed and priced for small organizations and are marketed directly by the Company and through a wide variety of channel partners.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include those of the Company and its subsidiaries, Constant Contact Securities Corporation and Loyal Technologies LLC, after elimination of all intercompany accounts and transactions. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
The condensed consolidated balance sheet at December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2010 and consolidated results of operations for the three and six months ended June 30, 2010 and 2009 and consolidated cash flows for the six months ended June 30, 2010 and 2009, have been made. The condensed consolidated results of operations for the three and six months ended June 30, 1010 and cash flows for the six months ended June 30, 2010 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2010.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, judgments and assumptions, including those related to revenue recognition, stock-based compensation, goodwill and acquired intangible assets, capitalization of software and website development costs and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition
The Company provides access to its products through subscription arrangements whereby the customer is charged a fee for access to its products. Subscription arrangements include access to use the Company’s software via the Internet and support services, such as telephone support. When there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured, the Company recognizes revenue on a daily basis over the subscription period as the services are delivered. Delivery is considered to have occurred at the time the customer has paid for the products and has access to the account via a log-in and password. The Company also offers ancillary services to its customers related to its products such as custom services and training. Custom services and training revenue is accounted for separate from subscription revenue as those services have value on a standalone basis, do not involve a significant degree of risk or unique acceptance criteria and as the fair value of the Company’s subscription services is evidenced by their availability on a standalone basis. Custom services and training revenue is recognized as the services are performed.
Goodwill and Acquired Intangible Assets
The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company performs its annual assessment for impairment of goodwill in the fourth quarter and has determined that there is a single reporting unit for the purpose of conducting this annual goodwill impairment assessment. For purposes of assessing potential impairment, the Company annually estimates the fair value of the reporting unit (based on the Company’s market capitalization) and compares this amount to the carrying value of the reporting unit (as reflected by the Company’s total stockholders’ equity). If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required.
Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis.
Software and Web Site Development Costs
Relative to development costs of its on-demand products and website, in accordance with authoritative guidance, the Company capitalizes certain direct costs to develop functionality as well as certain upgrades and enhancements that are probable to result in additional functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized as part of property and equipment until the software is substantially complete and ready for its intended use. Capitalized software is amortized over a three-year period in the expense category to which the software relates.
Comprehensive Loss
Comprehensive loss includes net loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss is unrealized gains and losses on available-for-sale securities. There were no realized gains or losses recorded to net loss for any of the three or six month periods ended June 30, 2010 or 2009.
Comprehensive (loss) income was as follows:

	Three months ended
	June 30,
	2010	2009
Net (loss) income	$(910)	$39
Other comprehensive (loss) income:
Unrealized gains on available-for-sale securities, net	29	21

Comprehensive (loss) income	$(881)	$60

	Six months ended
	June 30,
	2010	2009
Net loss	$(1,686)	$(968)
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net	(14)	(25)

Comprehensive loss	$(1,700)	$(993)

At June 30, 2010, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Bills	$39,951	20	$—	$39,971
U.S. Treasury Note	5,024	7	—	5,031
Corporate and Agency Bonds	34,705	5	(6)	34,704
Certificates of Deposit	3,000	—	—	3,000

Total	$82,680	$32	$(6)	$82,706

At June 30, 2010, all marketable securities with the exception of the U.S Treasury Note had maturities of less than one year. The U.S Treasury Note matures in less than two years. The Company classifies all available-for-sale securities as short-term as the funds are available to the Company, if needed, for current operations.
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
The Company’s cash equivalents of $20,336 and $49,630 as of June 30, 2010 and December 31, 2009, respectively, which were invested in money market instruments, and the Company’s marketable securities were carried at fair value based on quoted market prices. Quoted market prices are a level 1 measurement in the hierarchy of fair value measurements. The Company also considers receivables related to credit card purchases of $1,736 and $1,006 at June 30, 2010 and December 31, 2009, respectively, to be equivalent to cash.

Net Income (loss) Per Share
Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of unrestricted common shares outstanding for the period.
Diluted net income per share is computed by dividing net income by the sum of the weighted average number of unrestricted common shares outstanding during the period and the weighted average number of potential common shares from the assumed exercise of stock options and the vesting of shares of restricted common stock using the “treasury stock” method when the effect is not anti-dilutive.
The following is a summary of the shares used in computing diluted net income per share for the three months ended June 30, 2009:
(in thousands)

Three months
Ended June 30,
2009
Weighted average shares used in calculating basic net income per share	28,207
Stock options	1,179
Warrants	1
Restricted shares	34

Shares used in computing diluted net income per share	29,421

The Company excluded the following common stock equivalents from the computation of diluted net income (loss) per share because they had an anti-dilutive impact either because the proceeds from the exercise of the options under the treasury stock method were in excess of the average fair market value for the period or because the Company had a net loss in the period:
(in thousands)

	Three months ended
	June 30,
	2010	2009
Options to purchase common stock	4,375	1,916
Warrants to purchase common stock	1	—
Restricted shares	51	—

Total options, warrants and restricted shares exercisable into common stock	4,427	1,916

The following common stock equivalents were excluded from the computation of diluted net loss per share because they had an anti-dilutive impact as the Company had a net loss in each period:
(in thousands)

	Six months ended
	June 30,
	2010	2009
Options to purchase common stock	4,316	3,249
Warrants to purchase common stock	1	1
Restricted shares	26	39

Total options, warrants and restricted shares exercisable into common stock	4,343	3,289

Accounting for Stock-Based Compensation
The Company values all stock-based compensation, including grants of stock options and restricted stock, at fair value on the date of grant, and expenses the fair value over the applicable service period. The straight-line method is applied to all grants with service conditions, while the graded vesting method is applied to all grants with both service and performance conditions.
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
3. Acquisition of NutshellMail
On May 21, 2010, the Company acquired by merger all of the outstanding capital stock of Nutshell Mail, Inc., a Delaware corporation, (“NutshellMail”) in order to broaden the Company’s offerings related to social media. NutshellMail offered a free service that collects and organizes the latest messages and activity from social networks into an interactive email. The operating expenses of NutshellMail are included in the consolidated financial statements beginning on the acquisition date and are not material to the consolidated results of the Company. The operations of NutshellMail prior to the acquisition were not material to the consolidated results of the Company.
The aggregate purchase price was $5,972 including $2,369 of cash and 165,523 shares of common stock valued at $3,603. For financial reporting purposes, the fair value of the common stock issued was based on the closing market price of the Company’s common stock on May 21, 2010, the closing date of the acquisition. The Company allocated the purchase price as follows:

Current assets, including cash of $144	$156
Purchased technology	970
Goodwill	5,068

Total assets acquired	6,194
Fair value of liabilities assumed	222

Net assets acquired	$5,972

The purchased technology was valued using the cost to replace method. The estimated economic life of the purchased technology is three years.
Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to NutshellMail’s knowledge of social media and expertise in working with social media tools. Goodwill from the NutshellMail acquisition will be included within the Company’s one reporting unit and will be included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the acquisition of NutshellMail is not deductible for tax purposes.
4. Goodwill and Acquired Intangible Assets
The carrying amount of goodwill was $5,068 as of June 30, 2010. The Company’s goodwill resulted from the acquisition of NutshellMail in May 2010 (see Note 3). Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis.
Acquired intangible assets consist of developed technology and are stated at cost less accumulated amortization. Amortization is on a straight-line basis over the estimated remaining economic life of three years. The gross and net carrying amount of acquired intangible assets was $970 at June 30, 2010. Future estimated amortization expense for intangible assets is $162 for 2010, $323 for each of 2011 and 2012 and $162 for 2013.
5. Stock-Based Awards
Stock Incentive Plan
The Company’s 2007 Stock Incentive Plan (“2007 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards with a maximum term of ten years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. As of June 30, 2010, 902,906 shares of common stock were available for issuance under the 2007 Plan.
Stock Purchase Plan
The Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), became effective upon the completion of the Company’s initial public offering. Six-month offering periods begin on January 1 and July 1 of each year, during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price for offerings is equal to 85% of the closing market price of the Company’s common stock at the end of the offering period. The first offering period of 2010 began on January 1, 2010 and was completed on June 30, 2010, at which time 21,519 shares were purchased for total proceeds of $390. As of June 30, 2010, 244,870 shares of common stock were available for issuance to participating employees under the Purchase Plan.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three months ended
	June 30,
	2010	2009
Cost of revenue	$286	$174
Research and development	572	283
Sales and marketing	478	283
General and administrative	645	499

Total	$1,981	$1,239

	Six months ended
	June 30,
	2010	2009
Cost of revenue	$523	$321
Research and development	973	506
Sales and marketing	874	517
General and administrative	1,346	968

Total	$3,716	$2,312

Additionally, the Company capitalized approximately $46 and $65 of stock-based compensation expense related to the development of internal use software for the three and six months ended June 30, 2010, respectively, and approximately $17 and $40 for the three and six months ended June 30, 2009, respectively.
6. Income Taxes
The Company did not provide for any income taxes in any of the three or six month periods ended June 30, 2010 or 2009. The Company had gross deferred tax assets of $18,558 at December 31, 2009, which did not change significantly at June 30, 2010. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2010 and December 31, 2009, it was not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized.
The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2010 or December 31, 2009. As of June 30, 2010 and December 31, 2009, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2005 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.
7. Accrued Expenses

	June 30,	December 31,
	2010	2009
Payroll and payroll related	$3,224	$1,984
Licensed software and maintenance	1,150	1,106
Marketing programs	833	2,014
Other accrued expenses	2,321	2,107

	$7,528	$7,211

8. Commitments and Contingencies
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

In May 2008, the Company entered into two lease agreements in connection with a second sales and support office. The first agreement provided for temporary space through April 2009. The second agreement provides for the lease of long-term space through April 2019 with three three-year extension options. The agreement for long-term space contains certain lease incentives and payment escalations, the net effect of which has been accrued such that rent expense per square foot is being recognized on a straight-line basis over the term of occupancy.
The Company also leases a small amount of general office space in Florida and California under lease agreements that expire in 2012 and 2010, respectively.
The accrued rent balance was $2,987 at June 30, 2010, of which $229 was included in accrued expense and $2,758 was included in long-term accrued rent. The accrued rent balance was $3,248 at December 31, 2009, of which $86 was included in accrued expenses and $3,162 was included in long-term accrued rent. Total rent expense under operating leases was $1,222 and $2,346 for the three and six months ended June 30, 3010, respectively, and $820 and $1,598 for the three and six months ended June 30, 2009, respectively.
As of June 30, 2010, future minimum lease payments under noncancelable operating leases for the years ending December 31 are as follows:

Remainder of 2010	$2,265
2011	4,831
2012	5,209
2013	5,352
2014 and thereafter	12,999

Total	$30,656

Hosting Services
The Company has agreements with two vendors to provide specialized space and related services from which the Company hosts its software applications. As of June 30, 2010, future minimum payments under the agreements for the years ending December 31 are as follows:

Remainder of 2010	$1,627
2011	1,900
2012	1,661
2013	774

Total	$5,962

Vendor Commitments
As of June 30, 2010, the Company had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $9,195 related primarily to marketing programs and other non-marketing goods and services to be delivered primarily during 2010.
Letters of Credit and Restricted Cash
As of June 30, 2010 and December 31, 2009, the Company maintained a letter of credit totaling $750 for the benefit of the landlord of the Company’s corporate headquarters’ lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $750 as of June 30, 2010 and December 31, 2009, to secure the letter of credit. This amount was classified as restricted cash in the balance sheet at June 30, 2010 and December 31, 2009.
Indemnification Obligations
The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of June 30, 2010, the Company does not expect it will incur any significant liabilities under these indemnification agreements.
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
Through June 30, 2010 and 2009, the Company made matching contributions of $838 and $602, respectively.

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
Business Overview
We are a leading provider of on-demand email marketing, social media marketing, event marketing and online survey solutions for small organizations, including small businesses, associations and non-profits. Our customers use our email marketing product to more effectively and efficiently create, send and track professional and affordable permission-based email marketing campaigns. Our event marketing product allows our customers to promote and manage events, track event registration and collect online payments. We also offer an online survey product that complements our email marketing product and enables our customers to easily create and send surveys and effectively analyze responses.
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
At June 30, 2010, we had approximately 392,000 email marketing customers. We measure our customer base as the number of email marketing customers that we bill directly in the last month of a period. We market our products and acquire our customers through a variety of sources, including online marketing through search engines and advertising on online networks and other websites, offline marketing through radio advertising, limited television advertising, local seminars and other marketing efforts, contractual relationships with our channel partners, referrals from our growing customer base, general brand awareness and the inclusion of a link to our website in the footer of emails sent by our customers.
In May 2010, we acquired Nutshell Mail, Inc., a Delaware Corporation (“NutshellMail”) to extend our social media marketing capabilities. NutshellMail’s current free offering provides capabilities for small organizations to monitor and engage with social networks directly from their email inbox.
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
•	We continue to closely monitor current adverse economic conditions, particularly as they impact small businesses, associations and non-profits. We believe that small businesses, in particular, continue to be greatly impacted by the slow economy. We are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business.

•	We believe that given the size of our potential market and the relatively low barriers to entry, competition will continue to increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses, will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

•	As of June 30, 2010, we had cash and cash equivalents and short-term marketable securities of $116 million. Due to the low interest rates generally we expect only a nominal amount of investment income in 2010.
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
We also generate a small amount of revenue from ancillary services related to our products, which primarily consist of custom services and training through our experts program. Revenue generated from custom services and training accounted for approximately 1% of gross revenue for each of the three and six month periods ended June 30, 2010 and 2009.

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
Research and Development. Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on improving ease of use, functionality and technological scalability of our existing products, as well as on developing new offerings. We primarily expense research and development costs; however, direct development costs related to software enhancements that add functionality are capitalized and depreciated over their useful life. We expect that on an annual basis research and development expenses will increase in absolute dollars as we continue to enhance and expand our product offerings, but remain generally consistent as a percentage of revenue as we expect to continue to grow our revenue at a similar rate.
Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees, and the portion of customer support costs that relate to assisting trial customers. Advertising costs consist primarily of pay-per-click advertising with search engines, other online and offline advertising media, including radio, television and print advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships, and event costs. Our advertising and promotional expenses have historically been highest in the fourth quarter of each year as this reflects a period of increased sales and marketing activity for many small organizations. In order to continue to grow our business and brand and category awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect that on an annual basis sales and marketing expenses will increase in absolute dollars, but decrease as a percentage of revenue as we expect to continue to grow our revenue at a faster rate. On a quarterly basis, however, our sales and marketing expenses may increase or decrease as a percentage of revenue based on the timing of our sales and marketing initiatives.
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
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our significant accounting policies, which are described in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC, the following accounting policies involve the most judgment and complexity:
•	Revenue recognition;

•	Income taxes;

•	Goodwill and acquired intangible assets (see description below);

•	Software and website development costs; and

•	Stock-based compensation.
Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.
Goodwill and Acquired Intangible Assets
The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company performs its annual assessment for impairment of goodwill in the fourth quarter and has determined that there is a single reporting unit for the purpose of conducting this annual goodwill impairment assessment. For purposes of assessing potential impairment, the Company annually estimates the fair value of the reporting unit (based on the Company’s market capitalization) and compares this amount to the carrying value of the reporting unit (as reflected by the Company’s total stockholders’ equity). If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required.
Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis.
There have been no other material changes in our critical accounting policies since December 31, 2009. For further information please see the discussion of critical accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.
Results of Operations
Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009
Revenue. Revenue for the three months ended June 30, 2010 was $42.5 million, an increase of $11.5 million, or 37%, over revenue of $31.0 million for the three months ended June 30, 2009. The increase in revenue resulted primarily from a 30% increase in the number of average monthly email marketing customers and a 5% increase in average revenue per customer. The increase in average revenue per customer in the three months ended June 30, 2010 was due to an increase in average customer list size and additional revenue from add-ons to our email marketing product and from our event marketing and survey products. We expect our average revenue per customer to increase over time as we expect to generate additional revenue from our email marketing customers for add-ons to the email marketing product and from our event marketing and survey products.
Cost of Revenue. Cost of revenue for the three months ended June 30, 2010 was $12.7 million, an increase of $3.8 million, or 43%, over cost of revenue of $8.9 million for the three months ended June 30, 2009. Of the increase in cost of revenue, $1.6 million resulted from increased depreciation, hosting and maintenance costs as a result of scaling and adding capacity to our hosting infrastructure. Additionally, $1.1 million and $265,000 of the increase resulted from increased personnel costs attributable to additional employees in our customer support group and operations group, respectively, because we increased the number of employees to support our customer growth and manage our infrastructure. We also experienced an increase of $288,000 in our occupancy cost allocation due to the increase in employees in our customer support group. Outside facilities expense increased by $223,000 related to our experts program seminars. Approximately $160,000 of the increase related to higher credit card fees due to the higher volume of billing transactions. As a percentage of revenue, cost of revenue was 30% for the three months ended June 30, 2010 and 29% for the three months ended June 30, 2009. The increase as a percentage of revenue was due primarily to the 53% increase in depreciation, hosting and maintenance costs as compared to the 37% increase in revenue.
Research and Development Expenses. Research and development expenses for the three months ended June 30, 2010 were $5.9 million, an increase of $1.4 million, or 31%, over research and development expenses of $4.5 million for the three months ended

June 30, 2009. As a percentage of revenue, research and development expenses were 14% for the three months ended June 30, 2010 and 15% for the three months ended June 30, 2009. The increase in absolute dollars was primarily due to additional personnel related costs of $1.1 million and additional contractor fees of $281,000 because we increased the number of research and development employees and contractors to further enhance our products.
Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2010 were $20.2 million, an increase of $5.9 million, or 42%, over sales and marketing expenses of $14.3 million for the three months ended June 30, 2009. As a percentage of revenue, sales and marketing expenses were 48% for the three months ended June 30, 2010 and 46% for the three months ended June 30, 2009. The increase in absolute dollars was primarily due to increased advertising and promotional expenditures of $3.2 million due to continued expansion of our multi-channel marketing strategy, including our television and radio advertising campaigns. Additionally, personnel related costs increased by $1.7 million because we added employees in an effort to generate sales leads and accommodate the growth in sales leads. Partner referral fees increased by $423,000 as the number of customers generated from our channel partners increased.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2010 were $4.6 million, an increase of $1.2 million, or 36%, over general and administrative expenses of $3.4 million for the three months ended June 30, 2009. As a percentage of revenue, general and administrative expenses were 11% for both the three months ended June 30, 2010 and 2009. The increase in absolute dollars was primarily due to additional personnel related costs of $450,000 because we increased the number of general and administrative employees to support our overall growth, and because our stock-based compensation expense increased due to additional stock option grants. We incurred increased professional services fees and insurance of $489,000, primarily due to transaction costs associated with our acquisition of NutshellMail in May 2010. We also experienced an increase of $208,000 in our occupancy cost allocation due primarily to the increase in employees in our general and administrative group.
Interest Income. Interest income for the three months ended June 30, 2010 was $85,000, a decrease of $75,000 from interest income of $160,000 for the three months ended June 30, 2009. The decrease was due entirely to the decrease in interest rates generally in 2010 as compared to 2009.
Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009
Revenue. Revenue for the six months ended June 30, 2010 was $81.9 million, an increase of $22.8 million, or 39%, over revenue of $59.1 million for the six months ended June 30, 2009. The increase in revenue resulted primarily from a 32% increase in the number of average monthly email marketing customers and a 5% increase in average revenue per customer. The increase in average revenue per customer in the six months ended June 30, 2010 was due to an increase in average customer list size and additional revenue from add-ons to our email marketing product and from our event marketing and survey products.
Cost of Revenue. Cost of revenue for the six months ended June 30, 2010 was $24.4 million, an increase of $7.4 million, or 43%, over cost of revenue of $17.0 million for the six months ended June 30, 2009. Of the increase in cost of revenue, $3.0 million resulted from increased depreciation, hosting and maintenance costs as a result of scaling and adding capacity to our hosting infrastructure. Additionally, $2.3 million and $607,000 of the increase resulted from increased personnel costs attributable to additional employees in our customer support group and operations group, respectively, because we increased the number of employees to support our customer growth and manage our infrastructure. We also experienced an increase of $562,000 in our occupancy cost allocation due to the increase in employees in our customer support group. Approximately $337,000 of the increase related to higher credit card fees due to the higher volume of billing transactions. Outside facilities expense increased by $251,000 related to our experts program seminars. As a percentage of revenue, cost of revenue was 30% for the six months ended June 30, 2010 and 29% for the six months ended June 30, 2009. The increase as a percentage of revenue was due primarily to the 54% increase in depreciation, hosting and maintenance costs as compared to the 39% increase in revenue.
Research and Development Expenses. Research and development expenses for the six months ended June 30, 2010 were $11.6 million, an increase of $2.9 million, or 33%, over research and development expenses of $8.7 million for the six months ended June 30, 2009. As a percentage of revenue, research and development expenses were 14% for the six months ended June 30, 2010 and 15% for the six months ended June 30, 2009. The increase in absolute dollars was primarily due to additional personnel related costs of $2.1 million and additional contractor fees of $628,000 because we increased the number of research and development employees and contractors to further enhance our products.
Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2010 were $38.9 million, an increase of $10.8 million, or 38%, over sales and marketing expenses of $28.1 million for the six months ended June 30, 2009. As a percentage of revenue, sales and marketing expenses were 48% for each of the six-month periods ended June 30, 2010 and 2009. The increase in absolute dollars was primarily due to increased advertising and promotional expenditures of $5.8 million due to continued expansion of our multi-channel marketing strategy, including our television and radio advertising campaigns. Additionally, personnel related costs increased by $3.2 million because we added employees in an effort to generate sales leads and accommodate the growth in sales leads. Partner referral fees increased by $760,000 as the number of customers generated from our channel partners increased.
General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2010 were $8.9 million, an increase of $2.4 million, or 37%, over general and administrative expenses of $6.5 million for the six months ended June 30, 2009. As a percentage of revenue, general and administrative expenses were 11% for each of the six-month periods ended June 30, 2010 and 2009. The increase in absolute dollars was primarily due to additional personnel related costs of $1.2 million because we increased the number of general and administrative employees to support our overall growth, and because our stock-based compensation expense increased due to additional stock option grants. We incurred increased professional fees and insurance of $598,000, primarily due to transaction costs associated with our acquisition of NutshellMail in May 2010, as well as increased systems consulting costs. We also experienced an increase of $310,000 in our occupancy cost allocation due primarily to the increase in employees.
Interest Income. Interest income for the six months ended June 30, 2010 was $168,000, a decrease of $118,000 from interest income of $286,000 for the six months ended June 30, 2009. The decrease was due entirely to the decrease in interest rates generally in 2010 as compared to 2009.
Liquidity and Capital Resources
At June 30, 2010, our principal sources of liquidity were cash and cash equivalents and marketable securities of $116 million. From our inception through the time of our initial public offering, we have financed our operations primarily through the sale of redeemable convertible preferred stock, issuance of convertible promissory notes, borrowings under credit facilities and, to a lesser extent, cash flow from operations. In October 2007, we completed our initial public offering, in which we issued and sold 6,199,845 shares of common stock at a price to the public of $16.00 per share. We raised approximately $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. We used $2.6 million of proceeds to repay our outstanding principal and interest under our term loan facility. In April 2008, we completed a secondary public offering in which we issued and sold 314,465 shares of common stock at a price to the public of $16.00 per share. We raised approximately $4.0 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. In the future, we anticipate that our primary sources of liquidity will be cash generated from our operating activities.
Cash Provided By Operating Activities
Net cash provided by operating activities was $11.2 million for the six months ended June 30, 2010 as compared to $9.6 million for the six months ended June 30, 2009. Net cash provided by operating activities for the six months ended June 30, 2010 consisted of the contributions from working capital accounts of $4.1 million and non-cash charges of $9.2 million partially offset by the net loss of $1.7 million and a decrease in long-term accrued rent of $404,000. The contribution from working capital accounts was primarily due to an increase in deferred revenue of $3.3 million and an increase in accounts payable and accrued expense of $2.1 million partially offset by an increase in prepaid expenses and other receivables of $1.3 million. The non-cash charges consisted primarily of depreciation and amortization of $5.5 million and stock-based compensation expense of $3.7 million. Net cash provided by operating activities for the six months ended June 30, 2009 consisted of the contributions from working capital accounts of $3.3 million, non-cash charges of $6.1 million and an increase in long-term accrued rent of $1.2 million, partially offset by the net loss of $968,000. The contribution from working capital accounts was primarily due to an increase in deferred revenue of $3.2 million, an increase in accrued expenses of $1.1 million and a decrease in prepaid expenses and other receivables of $295,000 partially offset by a decrease in accounts payable of $1.2 million. The non-cash charges consisted primarily of depreciation and amortization of $3.8 million and stock-based compensation expense of $2.3 million.

Cash Used In Investing Activities
Net cash used in investing activities was $40.0 million for the six months ended June 30, 2010 compared to $44.2 million for the six months ended June 30, 2009. Net cash used in investing activities during the six months ended June 30, 2010 consisted primarily of cash paid to purchase marketable securities of $63.7 million partially offset by cash received from the maturities of marketable securities of $34.3 million. Cash paid to purchase property and equipment was $8.4 million and cash used for the acquisition of NutshellMail was $2.2 million, net of cash received. Property and equipment purchases consisted of hardware and software to support our product infrastructure, capitalization of certain software development costs, computer equipment for our employees and furniture and fixtures and leasehold improvements primarily related to additional office space. Net cash used in investing activities during the six months ended June 30, 2009 consisted of the purchase of marketable securities of $33.7 million and the acquisition of property and equipment of $10.0 million as well as an increase in restricted cash of $442,000 related to a new lease we signed in May 2009. Property and equipment purchases consisted of hardware and software to support our product infrastructure, capitalization of certain software development costs, computer equipment for our employees and equipment and leasehold improvements primarily related to our second sales and support office.
Cash Provided By Financing Activities
Net cash provided by financing activities was $2.3 million for the six months ended June 30, 2010 and was due to proceeds from the issuance of our common stock pursuant to the exercise of stock options of $1.9 million as well as proceeds from the purchase of our common stock pursuant to our employee stock purchase plan of $390,000. Net cash provided by financing activities was $526,000 for the six months ended June 30, 2009 and was due to proceeds from the issuance of our common stock pursuant to the exercise of stock options of $243,000 as well as proceeds from the purchase of our common stock pursuant to our employee stock purchase plan of $283,000.
Contractual Obligations
We lease our headquarters under an operating lease that is effective through September 2015 with one five-year extension option. The lease includes the space we are occupying now as well as additional space that will be made available to us through the term of the lease. Additionally, we lease office space for a sales and support office under an operating lease that expires in April 2019 with three three-year extension options.
We have agreements with two vendors to provide specialized space and related services from which we host our software application. The agreements include payment commitments that expire at various dates through 2013.
As of June 30, 2010, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $9.2 million. This amount relates primarily to marketing programs and other non-marketing related goods and services to be delivered during 2010.
The following table summarizes our contractual obligations at June 30, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due In
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
			(In thousands)
Operating lease obligations	$30,656	$4,669	$10,300	$10,912	$4,775
Hosting commitments	5,962	2,717	2,858	387	—
Vendor commitments	9,195	9,195	—	—	—

Total	$45,813	$16,581	$13,158	$11,299	$4,775

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
Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $116 million at June 30, 2010, which consisted primarily of cash, short-term government securities, corporate and agency bonds, certificates of deposit and money market instruments. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the short-term nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e)

and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
To succeed, we must continue to attract and retain a large number of customers on a cost-effective basis, many of whom have not previously used an email marketing service. We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website, radio and television advertising and including a link to our website in substantially all of our customers’ emails. In addition, we are committed to providing our customers with a high level of support. As a result, we believe many of our new customers are referred to us by existing customers. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.

Current economic conditions may further negatively affect the small business sector, which may cause our customers to terminate existing accounts with us or cause potential customers to fail to purchase our products, resulting in a decrease in our revenue and impairing our ability to operate profitably.
Our email marketing, event marketing and survey products are designed specifically for small organizations, including small businesses, associations and non-profits. These organizations frequently have limited budgets and may be more likely to be significantly affected by economic downturns than their larger, more established counterparts. While the overall economy appears to be improving, we believe that small organizations continue to experience economic hardship. As a result, small organizations may choose to spend the limited funds that they have on items other than our products and may experience higher failure rates. Moreover, if small organizations experience economic distress, they may be unwilling or unable to expend resources on marketing, including email marketing, which would negatively affect the overall demand for our products, increase customer attrition and could cause our revenue to decline. In addition, we have limited experience operating our business during an economic downturn. Accordingly, we do not know if our current business model will continue to operate effectively during an economic downturn. Furthermore, we are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business. There can be no assurance, therefore, that current economic conditions or worsening economic conditions, or a recurring recession, will not have a significant adverse impact on our operating and financial results.
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

In the event we are unable to retain existing customers or to grow our customer base by adding new customers, our operating results will be adversely affected.
Our growth strategy is in part driven by our ability to retain our existing customers and grow our customer base by adding new customers. Customers cancel their accounts for many reasons, including economic concerns, business failure or a perception that they do not use our product effectively, the service is not a good value and that they can manage their email campaigns without our product. In some cases, we terminate an account because the customer fails to comply with our standard terms and conditions. As our customer base continues to grow, even if our customer retention rates remain the same on a percentage basis, the absolute number of customers we lose each month will increase. We must continually add new customers to replace customers whose accounts are cancelled or terminated, which may involve significantly higher marketing expenditures than we currently anticipate. If too many of our customers cancel our service, or if we are unable to attract new customers in numbers sufficient to grow our business, our operating results would be adversely affected.
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
Our other products also face intense competition. Our new event marketing product competes with offerings by Eventbrite, Inc., Evite, LLC (a wholly-owned, operating business of IAC/InterActiveCorp), Regonline, (a division of The Active Network, Inc.), 123Signup AMS, Inc., Pingg Corp., Acteva.com, Punchbowl Software, Inc., BonaSource Inc. (Wild Apricottm) and with r.s.v.p offerings from some of our email marketing competitors. Our survey product competes with similar offerings by Zoomerang (a division of Market Tools, Inc.) and Surveymonkey.com Corporation and with similar offerings from many other entities, including some of our email marketing competitors. Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our current and potential competitors may have more extensive customer bases and broader customer relationships than we have. In addition, these companies may have longer operating histories and greater name recognition than we have and may be able to bundle email marketing, event marketing or survey products with other products that have already gained widespread market acceptance and offer them at no cost or low cost. These competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. If we are unable to compete with such companies, the demand for our products could substantially decline.
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
Many of our customers located our website by clicking through on search results displayed by search engines such as Google, Yahoo! and Bingtm. Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract a significant percentage of the customers we serve to our website. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer potential customers clicking through to our website, requiring us to resort to other costly resources to replace this traffic, which, in turn, could reduce our revenue and negatively impact our operating results, harming our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, or our revenue could decline and our business may suffer. The cost of purchased search listing advertising fluctuates and may increase as demand for these channels grows, and any such increases could negatively affect our financial results.
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

Our efforts to expand our product offerings beyond email marketing may not succeed.
We have largely focused our business on providing our email marketing product for small organizations, but in the last few years we have expanded our service offerings. In 2007, we introduced our survey product and our add-on email archive service that enables our customers to archive their past email campaigns. In the fourth quarter of 2009, we launched our event marketing product. Through our acquisition of privately-held Nutshell Mail, Inc. (“NutshellMail”), which we completed in May 2010, we now provide a tool for small organizations to monitor and engage with social networks through their email inbox. Our efforts to introduce new products beyond our email marketing product, including our event marketing and survey products and our social media modular offerings, may not result in significant revenue growth, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business or product, which may harm our financial performance.
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
Our existing general liability insurance may not cover all or any or portion of the potential claims to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would adversely affect our results of operations and reduce our net worth and working capital.
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
If we are unable to enhance our existing products or develop new products that keep pace with rapid technological developments and meet our customers’ needs, our business will be harmed. Creating and designing such enhancements and new products entail significant technical and business risks and require substantial expenditures and lead-time, and there is no guarantee that such enhancements and new products will be completed in a timely fashion. Nor is there any guarantee that any new product offerings will gain acceptance among our customers or by the broader market. For example, our existing email marketing customers may not view any new product as complementary to our email product offerings and therefore decide not to purchase such product. If we cannot enhance our existing services or develop new products or if we are not successful in selling such enhancements and new products to our customers, we could lose customers or have difficulty attracting new customers, which would adversely impact our financial performance.

Our relationships with our channel partners may be terminated or may not continue to be beneficial in generating new customers, which could adversely affect our ability to increase our customer base.
We maintain a network of active channel partners, which include national small business service providers and local small business service providers such as web developers and marketing agencies, which refer customers to us through links on their websites and outbound promotion to their customers. If we are unable to maintain our contractual relationships with existing channel partners or establish new contractual relationships with potential channel partners, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us. The number of customers we are able to add through these marketing relationships is dependent on the marketing efforts of our partners over which we exercise very little control, and a significant decrease in the number of new customers generated through these relationships could adversely affect the size of our customer base and revenue.
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
We have incurred net losses in the past and may incur net losses in the future.
We have incurred net losses in the past and may incur net losses in the future. As of June 30, 2010, our accumulated deficit was $47.8 million. Our recent net losses were $910,000 for the three months ended June 30, 2010, $776,000 for the three months ended March 31, 2010, $1.3 million for the year ended December 31, 2009 and $2.1 million for the year ended December 31, 2008. Our quarters ended September 30, 2009, June 30, 2009 and March 31, 2008 were the only quarters in which we generated a profit. There is no guarantee we will be profitable in the future. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be profitable in any future period. Our recent revenue growth may not be indicative of our future performance. In future periods, we may not have any revenue growth, or our revenue could decline.
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
In May 2010, we completed our acquisition of NutshellMail. We have, from time to time, evaluated other acquisition opportunities and may pursue acquisition opportunities in the future. Our acquisition of NutshellMail was our first significant acquisition to date and, therefore, our ability as an organization to make and integrate NutshellMail and any other significant acquisitions is unproven. Moreover, acquisitions involve numerous risks, including:
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
In addition, our acquisition of NutshellMail and any other acquisitions we complete may not ultimately strengthen our competitive position or achieve our goals, or such an acquisition may be viewed negatively by our customers, stockholders or the financial markets.
RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK
The market price of our common stock has been and may continue to be volatile.
The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	quarterly net new email marketing customer additions;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in general economic, industry and market conditions;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel; and

•	investors’ general perception of us.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2010, the Company issued 165,523 shares of its common stock, par value $0.01 per share, in a private placement in reliance on Regulation D under the Securities Act of 1933, as amended, to the former stockholders of Nutshell Mail, Inc. in connection with the closing of the Company’s acquisition of Nutshell Mail, Inc. The Company did not receive any cash proceeds as a result of the issuance of these shares. On June 25, 2010, the Company filed a registration statement on Form S-3 (File No. 333-167798) covering the resale of these shares by the former stockholders of Nutshell Mail, Inc. See also Note 3 Acquisition of Nutshell Mail of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.
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

CONSTANT CONTACT, INC.
Date: August 4, 2010	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2010	By:	/s/ Harpreet S. Grewal
Harpreet S. Grewal
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
     Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description
10.1*	First Amendment to Lease dated as of May 3, 2010 by and between BP Reservoir Place LLC (as successor-in-interest to Boston Properties Limited Partnership) and the Company.

10.2*	Registration Rights Agreement dated as of May 21, 2010 by and among the Company and the stockholders of Nutshell Mail, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 *#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

#	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall they be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*	Filed herewith.