Form 10-Q
period 2010-09-30
Constant Contact, Inc.
filed 2010-11-03
CIK 1405277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of November 1, 2010, there were 29,054,178 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information
Item 1. Financial Statements
Constant Contact, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2010	2009
Assets
Current assets
Cash and cash equivalents	$57,260	$59,822
Marketable securities	64,805	53,280
Accounts receivable, net	48	53
Prepaid expenses and other current assets	4,580	3,420

Total current assets	126,693	116,575
Property and equipment, net	27,525	23,891
Restricted cash	750	750
Goodwill	5,068	—
Acquired intangible assets, net	862	—
Other assets	326	272

Total assets	$161,224	$141,488

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,693	$5,806
Accrued expenses	10,214	7,211
Deferred revenue	24,450	20,341

Total current liabilities	40,357	33,358
Long-term accrued rent	2,335	3,162

Total liabilities	42,692	36,520

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding as of September 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,045,697 and 28,403,673 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	290	284
Additional paid-in capital	163,023	150,716
Accumulated other comprehensive income	35	40
Accumulated deficit	(44,816)	(46,072)

Total stockholders’ equity	118,532	104,968

Total liabilities and stockholders’ equity	$161,224	$141,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2010	2009	2010	2009
Revenue	$44,828	$33,533	$126,764	$92,606
Cost of revenue	12,694	9,927	37,096	26,953

Gross profit	32,134	23,606	89,668	65,653

Operating expenses
Research and development	5,890	4,663	17,454	13,334
Sales and marketing	18,773	14,169	57,694	42,281
General and administrative	4,551	3,432	13,454	9,950

Total operating expenses	29,214	22,264	88,602	65,565

Income from operations	2,920	1,342	1,066	88
Interest and other income	81	128	249	414

Income before income taxes	3,001	1,470	1,315	502
Provision for income taxes	(59)	—	(59)	—

Net income	$2,942	$1,470	$1,256	$502

Net income per share:
Basic	$0.10	$0.05	$0.04	$0.02
Diluted	$0.10	$0.05	$0.04	$0.02
Weighted average shares outstanding used in computing per share amounts:
Basic	28,887	28,304	28,666	28,219
Diluted	29,937	29,569	29,820	29,447
The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
(In thousands)	2010	2009
Cash flows from operating activities
Net income	$1,256	$502
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,595	6,045
Accretion of discount on investments	36	16
Stock-based compensation expense	5,810	3,613
Recovery of bad debts	(1)	(7)
Gain on sales of marketable securities	—	(5)
Changes in operating assets and liabilities, net of effects from acquisition
Accounts receivable	6	(36)
Prepaid expenses and other current assets	(1,148)	368
Other assets	(54)	(101)
Accounts payable	(113)	(1,721)
Accrued expenses	2,781	1,918
Deferred revenue	4,109	4,341
Long-term accrued rent	(827)	1,308

Net cash provided by operating activities	20,450	16,241

Cash flows from investing activities
Purchases of marketable securities	(84,261)	(54,600)
Proceeds from maturities of marketable securities	72,695	19,400
Proceeds from sales of marketable securities	—	11,999
Increase in restricted cash	—	(442)
Payment for acquisition of Nutshell Mail, Inc., net of cash acquired	(2,225)	—
Acquisition of property and equipment, including costs capitalized for development of internal use software	(11,917)	(13,210)

Net cash used in investing activities	(25,708)	(36,853)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to exercise of stock options	2,306	433
Proceeds from issuance of common stock pursuant to employee stock purchase plan	390	283

Net cash provided by financing activities	2,696	716

Net decrease in cash and cash equivalents	(2,562)	(19,896)
Cash and cash equivalents, beginning of period	59,822	73,243

Cash and cash equivalents, end of period	$57,260	$53,347

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with the acquisition of Nutshell Mail, Inc.	$3,603	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
1. Nature of the Business
Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation on August 25, 1995. The Company reincorporated in the State of Delaware in 2000. The Company is a leading provider of on-demand email marketing, social media marketing, event marketing and online survey products to small organizations, including small businesses, associations and nonprofits. The Company’s email marketing product allows customers to create, send and track email marketing campaigns. The Company’s social media marketing features allow customers to easily manage and optimize their presence across multiple social media networks. The event marketing product enables customers to promote and manage events, track event registrations and collect online payments. The Company’s online survey product enables customers to create and send surveys and analyze the responses. These products are designed and priced for small organizations and are marketed directly by the Company and through a wide variety of channel partners.
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
The condensed consolidated balance sheet at December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2010 and consolidated results of operations for the three and nine months ended September 30, 2010 and 2009 and consolidated cash flows for the nine months ended September 30, 2010 and 2009, have been made. The condensed consolidated results of operations for the three and nine months ended September 30, 1010 and cash flows for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2010.
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
Software and Web Site Development Costs
Relative to development costs of its on-demand products and website, in accordance with authoritative guidance, the Company capitalizes certain direct costs to develop functionality as well as certain upgrades and enhancements that are probable to result in additional functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized as part of property and equipment until the software is substantially complete and ready for its intended use. Once placed in use, capitalized software is amortized over a three-year period in the expense category to which the software relates.
Comprehensive Income
Comprehensive income includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale securities. The Company had no realized gains or losses in either of the three or nine month periods ended September 30, 2010. The Company had realized gains of $5 for both the three and nine month periods ended September 30, 2009.
Comprehensive income was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$2,942	$1,470	$1,256	$502
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	9	(3)	(5)	(28)
Reclassification adjustment for realized gains on available-for-sale securities included in net income	—	(5)	—	(5)

Comprehensive income	$2,951	$1,462	$1,251	$469

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
The Company’s cash equivalents of $38,337 and $49,630 as of September 30, 2010 and December 31, 2009, respectively, which were invested in money market instruments and agency bonds at September 30, 2010 and in money market instruments at December 31, 2009, and the Company’s marketable securities were carried at fair value based on quoted market prices. Quoted market prices are a level 1 measurement in the hierarchy of fair value measurements. The Company also considers receivables related to credit card purchases of $1,862 and $1,006 at September 30, 2010 and December 31, 2009, respectively, to be equivalent to cash.
At September 30, 2010, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Bills	$19,977	13	$—	$19,990
U.S. Treasury Notes	15,080	17	—	15,097
Corporate and Agency Bonds	29,269	8	(3)	29,274
Commercial Paper	444	—	—	444

Total	$64,770	$38	$(3)	$64,805

At December 31, 2009, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Bills	$31,928	22	$(3)	$31,947
Corporate and Agency Bonds	17,712	21	—	17,733
Certificates of Deposit	3,600	—	—	3,600

Total	$53,240	$43	$(3)	$53,280

At September 30, 2010 and December 31, 2009, all marketable securities had maturities of less than one year.

Net Income Per Share
Basic and diluted net income per share is computed by dividing net income by the weighted average number of unrestricted common shares outstanding for the period.
Diluted net income per share is computed by dividing net income by the sum of the weighted average number of unrestricted common shares outstanding during the period and the weighted average number of potential common shares from the assumed exercise of stock options and the vesting of shares of restricted common stock using the “treasury stock” method when the effect is not anti-dilutive.
The following is a summary of the shares used in computing basic and diluted net income per share:
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average shares used in calculating basic net income per share	28,887	28,304	28,666	28,219
Stock options	1,047	1,243	1,152	1,194
Warrant	1	1	1	1
Restricted shares	2	21	1	33

Shares used in computing diluted net income per share	29,937	29,569	29,820	29,447

For the three and nine month periods ended September 30, 2010 and 2009, the Company excluded certain common stock equivalents from the computation of diluted earnings per share as the effect would have been anti-dilutive due to proceeds from the exercise of the options under the treasury stock method being in excess of the average fair market value for the periods.
The following common stock equivalents were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2010 and 2009:
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Options exercisable into common stock	2,021	942	1,837	1,485

Accounting for Stock-Based Compensation
The Company values all stock-based compensation, including grants of stock options, restricted stock and restricted stock units, at fair value on the date of grant, and expenses the fair value over the applicable service period. The straight-line method is applied to all grants with service conditions, while the graded vesting method is applied to all grants with both service and performance conditions.
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
3. Acquisition of NutshellMail
On May 21, 2010, the Company acquired by merger all of the outstanding capital stock of Nutshell Mail, Inc., a Delaware corporation (“NutshellMail”), in order to broaden the Company’s offerings related to social media marketing. NutshellMail offered a free service that collects and organizes the latest messages and activity from social networks into an interactive email. The operating expenses of NutshellMail are included in the consolidated financial statements beginning on the acquisition date and are not material to the consolidated results of the Company. The operations of NutshellMail prior to the acquisition were not material to the consolidated results of the Company.
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
Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to NutshellMail’s knowledge of social media and expertise in working with social media tools. Goodwill from the NutshellMail acquisition is included in the Company’s one reporting unit and will be included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the acquisition of NutshellMail is not deductible for tax purposes.
4. Goodwill and Acquired Intangible Assets
The carrying amount of goodwill was $5,068 as of September 30, 2010. The Company’s goodwill resulted from the acquisition of NutshellMail in May 2010 (see Note 3). Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis.

Acquired intangible assets consist of developed technology and are stated at cost less accumulated amortization. Amortization is recorded on a straight-line basis over the estimated remaining economic life of three years. The gross and net carrying amount of acquired intangible assets was $970 and $862, respectively, at September 30, 2010. Future estimated amortization expense for intangible assets is $81 for the remainder of 2010, $323 for each of 2011 and 2012 and $135 for 2013.
5. Stock-Based Awards
Stock Incentive Plan
The Company’s 2007 Stock Incentive Plan (“2007 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards with a maximum term of ten years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. As of September 30, 2010, 751,739 shares of common stock were available for issuance under the 2007 Plan.
Stock Purchase Plan
The Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), became effective upon the completion of the Company’s initial public offering. Six-month offering periods begin on January 1 and July 1 of each year, during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price for offerings is equal to 85% of the closing market price of the Company’s common stock at the end of the offering period. The first offering period of 2010 began on January 1, 2010 and was completed on June 30, 2010, at which time 21,519 shares were purchased for total proceeds of $390. As of September 30, 2010, 244,870 shares of common stock were available for issuance to participating employees under the Purchase Plan.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenue	$281	$178	$804	$499
Research and development	586	299	1,559	805
Sales and marketing	473	287	1,347	804
General and administrative	754	537	2,100	1,505

Total	$2,094	$1,301	$5,810	$3,613

Additionally, the Company capitalized approximately $139 and $204 of stock-based compensation expense related to the development of internal use software for the three and nine months ended September 30, 2010, respectively, and approximately $22 and $62 for the three and nine months ended September 30, 2009, respectively.
6. Income Taxes
The Company’s tax provision for the three and nine months ended September 30, 2010 relates to state income taxes. The Company had gross deferred tax assets of $18,558 at December 31, 2009, which did not change significantly at September 30, 2010. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2010 and December 31, 2009, it was not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2010 or December 31, 2009. As of September 30, 2010 and December 31, 2009, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2005 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.
7. Accrued Expenses

	September 30,	December 31,
	2010	2009
Payroll and payroll related	$3,263	$1,984
Licensed software and maintenance	1,178	1,106
Marketing programs	2,912	2,014
Other accrued expenses	2,861	2,107

	$10,214	$7,211

8. Commitments and Contingencies
Operating Leases
In May 2009, the Company entered into a new lease (the “New Lease”) that superseded the original lease for its headquarters. The New Lease, effective through September 30, 2015 with one five-year extension option, includes the space under the original lease as well as additional space that will be made available to the Company at various points during the term of the New Lease. The New Lease also includes payment escalations and rent holidays. Under the New Lease, the landlord is responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. If the landlord and the Company mutually agree to make improvements that cost in excess of the agreed upon landlord cost, the landlord will bill that excess cost to the Company as additional rent. This additional rent, if and when incurred, will be included in the net calculation of lease incentives, so that rent expense per square foot will be recognized on a straight-line basis over the remaining term of occupancy. In September 2010, the Company amended the New Lease to add a small amount of square footage to the total space. The lease term and all other terms and conditions of the amendment, inclusive of the landlord’s obligations to make certain improvements, are consistent with the New Lease.
The Company leases a second sales and support office under a lease agreement effective through April 2019 with three three-year extension options. The agreement contains certain lease incentives and payment escalations.
The Company also leases a small amount of general office space in both Florida and California under lease agreements that expire in 2012.
Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. The accrued rent balance was $2,568 at September 30, 2010, of which $233 was included in accrued expense and $2,335 was included in long-term accrued rent. The accrued rent balance was $3,248 at December 31, 2009, of which $86 was included in accrued expenses and $3,162 was included in long-term accrued rent. Total rent expense under operating leases was $1,265 and $3,611 for the three and nine months ended September 30, 2010, respectively, and $1,015 and $2,613 for the three and nine months ended September 30, 2009, respectively.
As of September 30, 2010, future minimum lease payments under noncancelable operating leases for the years ending December 31 are as follows:

Remainder of 2010	$1,225
2011	5,075
2012	5,440
2013	5,480
2014 and thereafter	13,223

Total	$30,443

Hosting Services
The Company has agreements with two vendors to provide specialized space and related services from which the Company hosts its software applications. As of September 30, 2010, future minimum payments under the agreements for the years ending December 31 are as follows:

Remainder of 2010	$813
2011	1,900
2012	1,661
2013	774

Total	$5,148

Vendor Commitments
As of September 30, 2010, the Company had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $15,345 related primarily to marketing programs and other non-marketing goods and services to be delivered primarily over the next twelve months.
Letters of Credit and Restricted Cash
As of September 30, 2010 and December 31, 2009, the Company maintained a letter of credit totaling $750 for the benefit of the landlord of the Company’s corporate headquarters’ lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $750 as of September 30, 2010 and December 31, 2009, to secure the letter of credit. This amount was classified as restricted cash in the balance sheet at September 30, 2010 and December 31, 2009.
Indemnification Obligations
The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of September 30, 2010, the Company does not expect it will incur any significant liabilities under these indemnification agreements.
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
During the nine months ended September 30, 2010 and 2009, the Company made matching contributions of $1,275 and $885, respectively.

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
Business Overview
We are a leading provider of on-demand email marketing, social media marketing, event marketing and online survey solutions for small organizations, including small businesses, associations and non-profits. Our customers use our email marketing product to more effectively and efficiently create, send and track professional and affordable permission-based email marketing campaigns. Our social media marketing features allow our customers to easily manage and optimize their presence across multiple social media networks. The event marketing product allows our customers to promote and manage events, track event registration and collect online payments. Our online survey product enables our customers to easily create and send surveys and effectively analyze responses.
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
At September 30, 2010, we had approximately 415,000 unique paying customers. We measure unique paying customers as the number of customers that we bill directly for one or more of our products in the last month of a period. We market our products and acquire our customers through a variety of sources, including online marketing through search engines and advertising on online networks and other websites, offline marketing through radio and television advertising, local seminars and other marketing efforts, contractual relationships with our channel partners, referrals from our growing customer base, general brand awareness and the inclusion of a link to our website in the footer of emails sent by our customers.
In May 2010, we acquired Nutshell Mail, Inc., a Delaware corporation (“NutshellMail”) to extend our social media marketing capabilities. NutshellMail’s current free offering provides capabilities for small organizations to monitor and engage with social media through an interactive email that aggregates the activity from multiple social media networks.
Key Financial and Operating Metrics
In connection with the ongoing operation of our business, our management regularly reviews key financial and operating metrics including revenue, expenses, average monthly revenue growth, average revenue per customer, cost of acquisition, gross and net customer additions, trialer growth, conversion rates for our website visitors and our trialers, customer attrition, customer satisfaction rates, average speed of answer for customer support calls, email deliverability rates, and capital expenditures, among others. Management considers these financial and operating metrics critical to understanding and improving our business, reviewing our historical performance, benchmarking our performance versus other companies and identifying current and future trends, and for planning purposes.
In addition, we consider the following non-GAAP financial measures to be key indicators of our financial performance:
•	“adjusted EBITDA,” which we define as GAAP net income (loss) plus depreciation and amortization, stock-based compensation and income tax expense and minus net interest income;
•	“adjusted EBITDA margin,” which we define as adjusted EBITDA divided by revenue; and
•	“free cash flow,” which we define as net cash flow from operating activities less acquisition of property and equipment.

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
•	We continue to closely monitor current adverse economic conditions, particularly as they impact small businesses, associations and non-profits. We believe that small businesses, in particular, continue to be greatly impacted by the slow economy. We are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business.
•	We believe that given the size of our potential market and the relatively low barriers to entry, competition will continue to increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.
•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses, will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.
•	As of September 30, 2010, we had cash and cash equivalents and short-term marketable securities of $122 million. Due to the low interest rates generally available, we expect only a nominal amount of investment income in 2010.
Sources of Revenue
We derive our revenue principally from subscription fees from our customers. Our revenue is driven primarily by the number of paying customers and the subscription fees for our products and is not concentrated within any one customer or group of customers. In 2009, our top 100 customers accounted for less than 1% of our total revenue. We do not require our customers to commit to a contractual term; however, our customers are required to prepay for subscriptions on a monthly, semi-annual, or annual basis by providing a credit card or check form of payment. Fees are recorded initially as deferred revenue and then recognized as revenue on a daily basis over the prepaid subscription period.
We also generate a small amount of revenue from ancillary services related to our products, which primarily consist of custom services and training through our experts program. Revenue generated from custom services and training accounted for approximately 1% of gross revenue for each of the three and nine month periods ended September 30, 2010 and 2009.
Cost of Revenue and Operating Expenses
We allocate certain occupancy and general office related expenses, such as rent, utilities, office supplies and depreciation of general office assets, to cost of revenue and operating expense categories based on headcount. As a result, an occupancy expense allocation is reflected in cost of revenue and each operating expense category as employee related costs.
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
Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees, and the portion of customer support costs that relate to assisting trial customers. Advertising costs consist primarily of pay-per-click advertising with search engines, other online and offline advertising media, including radio, television and print advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships, and event costs. Our advertising and promotional expenses have historically been highest in the fourth quarter of each year as this reflects a period of increased sales and marketing activity for many small organizations, and as a result, we believe that they are more receptive to our sales and marketing efforts. In order to continue to grow our business and brand and category awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect that on an annual basis sales and marketing expenses will increase in absolute dollars, but decrease as a percentage of revenue as we expect to continue to grow our revenue at a faster rate. On a quarterly basis, however, our sales and marketing expenses may increase or decrease as a percentage of revenue based on the timing of our sales and marketing initiatives.
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
Results of Operations
Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009
Revenue. Revenue for the three months ended September 30, 2010 was $44.8 million, an increase of $11.3 million, or 34%, over revenue of $33.5 million for the three months ended September 30, 2009. The increase in revenue resulted primarily from an increase in the number of total paying customers and a 5% increase in average revenue per customer. The increase in average revenue per customer in the three months ended September 30, 2010 was due to an increase in average customer list size and additional revenue from add-ons to our email marketing product and from our event marketing and survey products. We expect our average revenue per customer to increase over time.
Cost of Revenue. Cost of revenue for the three months ended September 30, 2010 was $12.7 million, an increase of $2.8 million, or 28%, over cost of revenue of $9.9 million for the three months ended September 30, 2009. As a percentage of revenue, cost of revenue was 28% for the three months ended September 30, 2010 and 30% for the three months ended September 30, 2009. The decrease as a percentage of revenue was due primarily to increased efficiencies from our hosting infrastructure. The absolute dollar increase in expenses resulted primarily from higher depreciation, hosting and maintenance costs of $1.2 million as a result of scaling and adding capacity to our hosting infrastructure and increased personnel related costs of $1.0 million in our customer support group resulting from increased number of employees required to support our customer growth.
Research and Development Expenses. Research and development expenses for the three months ended September 30, 2010 were $5.9 million, an increase of $1.2 million, or 26%, over research and development expenses of $4.7 million for the three months ended September 30, 2009. As a percentage of revenue, research and development expenses were 13% for the three months ended September 30, 2010 and 14% for the three months ended September 30, 2009. The increase in absolute dollars was primarily due to additional personnel related costs of $1.1 million as we continued to hire research and development employees to further enhance our products.
Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2010 were $18.8 million, an increase of $4.6 million, or 32%, over sales and marketing expenses of $14.2 million for the three months ended September 30, 2009. As a percentage of revenue, sales and marketing expenses were 42% for both the three months ended September 30, 2010 and 2009. The increase in absolute dollars was primarily due to increased advertising and promotional expenditures due to continued expansion of our multi-channel marketing strategy, including our television and radio advertising campaigns, and to personnel related costs as we added employees in an effort to generate sales leads and accommodate the growth in sales leads. Advertising and promotional expenditures and personnel related costs increased by $1.9 million and $2.0 million, respectively. Partner referral fees also increased by $575,000 due to changes in our partner program and because the number of customers generated from our channel partners increased.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2010 were $4.6 million, an increase of $1.2 million, or 33%, over general and administrative expenses of $3.4 million for the three months ended September 30, 2009. As a percentage of revenue, general and administrative expenses were 10% for both the three months ended September 30, 2010 and 2009. The increase in absolute dollars was primarily due to additional personnel related costs of $1.0 million as we increased the number of general and administrative employees to support our overall growth and additional stock option grants resulted in an increase to stock-based compensation.
Interest and other income. Interest income for the three months ended September 30, 2010 was $81,000, a decrease of $42,000 from interest income of $123,000 for the three months ended September 30, 2009. The decrease was due entirely to the decrease in interest rates generally available in 2010 as compared to 2009.
Provision for Income Taxes. Provision for income taxes for the three months ended September 30, 2010 is attributable entirely to state income taxes. We have not provided for federal income taxes due to the availability of historical operating losses to offset current profitability for federal tax purposes.
Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009
Revenue. Revenue for the nine months ended September 30, 2010 was $126.8 million, an increase of $34.2 million, or 37%, over revenue of $92.6 million for the nine months ended September 30, 2009. The increase in revenue resulted primarily from an increase in the number of total paying customers as well as a 4% increase in average revenue per customer. The increase in average revenue per customer in the nine months ended September 30, 2010 was due to an increase in average customer list size and additional revenue from add-ons to our email marketing product and from our event marketing and survey products. We expect our average revenue per customer to increase over time.
Cost of Revenue. Cost of revenue for the nine months ended September 30, 2010 was $37.1 million, an increase of $10.1 million, or 38%, over cost of revenue of $27.0 million for the nine months ended September 30, 2009. As a percentage of revenue, cost of revenue was 29% for both the nine months ended September 30, 2010 and 2009. The increase in absolute dollars resulted primarily from increased depreciation, hosting and maintenance costs of $4.2 million as a result of scaling and adding capacity to our hosting infrastructure to accommodate our growth, increased personnel related costs of $3.8 million and $766,000 in our customer support group and operations group, respectively, as we increased the number of employees to support our customer growth and manage our infrastructure and higher credit card fees of $502,000 due to the higher volume of billing transactions.
Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2010 were $17.5 million, an increase of $4.2 million, or 31%, over research and development expenses of $13.3 million for the nine months ended September 30, 2009. As a percentage of revenue, research and development expenses were 14% for both the nine months ended September 30, 2010 and 2009. The increase in absolute dollars was primarily due to additional personnel related costs and contractor fees of $4.0 million as we increased the number of research and development employees and contractors to further enhance our products.
Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2010 were $57.7 million, an increase of $15.4 million, or 36%, over sales and marketing expenses of $42.3 million for the nine months ended September 30, 2009. As a percentage of revenue, sales and marketing expenses were 46% for both the nine months ended September 30, 2010 and 2009. The increase in absolute dollars was primarily due to increased advertising and promotional expenditures due to continued expansion of our multi-channel marketing strategy, including our television and radio advertising campaigns and to personnel related costs as we added employees in an effort to generate sales leads and accommodate the growth in sales leads. Advertising and promotional expenditures and personnel related costs increased by $7.7 million and $5.7 million, respectively. Partner referral fees also increased by $1.3 million due to changes in our partner program and because the number of customers generated from our channel partners increased.
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2010 were $13.5 million, an increase of $3.5 million, or 35%, over general and administrative expenses of $10.0 million for the nine months ended September 30, 2009. As a percentage of revenue, general and administrative expenses were 11% for both the nine months ended September 30, 2010 and 2009. The increase in absolute dollars was primarily due to additional personnel related costs of $2.5 million as we increased the number of general and administrative employees to support our overall growth and additional stock option grants resulted in an increase to stock-based compensation. We also incurred increased professional services fees and insurance of $947,000 primarily due to transaction costs associated with our acquisition of NutshellMail in May 2010 and increased systems consulting costs.
Interest and other income. Interest income for the nine months ended September 30, 2010 was $249,000, a decrease of $160,000 from interest income of $409,000 for the nine months ended September 30, 2009. The decrease was due entirely to the decrease in interest rates generally available in 2010 as compared to 2009.
Provision for Income Taxes. Provision for income taxes for the nine months ended September 30, 2010 is attributable entirely to state income taxes. We have not provided for federal income taxes due to the availability of historical operating losses to offset current profitability for federal tax purposes.
Liquidity and Capital Resources
At September 30, 2010, our principal sources of liquidity were cash and cash equivalents and marketable securities of $122 million. From our inception through the time of our initial public offering, we financed our operations primarily through the sale of redeemable convertible preferred stock, issuance of convertible promissory notes, borrowings under credit facilities and, to a lesser extent, cash flow from operations. In October 2007, we completed our initial public offering, in which we issued and sold 6,199,845 shares of common stock at a price to the public of $16.00 per share. We raised $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. We used $2.6 million of proceeds to repay our outstanding principal and interest under our term loan facility. In April 2008, we completed a secondary public offering in which we issued and sold 314,465 shares of common stock at a price to the public of $16.00 per share. We raised $4.0 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. In the future, we anticipate that our primary source of liquidity will be cash generated from our operating activities.
Cash Provided By Operating Activities
Net cash provided by operating activities was $20.5 million for the nine months ended September 30, 2010 as compared to $16.2 million for the nine months ended September 30, 2009. Net cash provided by operating activities for the nine months ended September 30, 2010 consisted of net income of $1.3 million, contributions from working capital accounts of $5.6 million and non-cash charges of $14.4 million partially offset by a decrease in long-term accrued rent of $827,000. The contribution from working capital accounts was primarily due to an increase in deferred revenue of $4.1 million and an increase in accounts payable and accrued expense of $2.7 million partially offset by an increase in prepaid expenses and other receivables of $1.1 million. The non-cash charges consisted primarily of depreciation and amortization of $8.6 million and stock-based compensation expense of $5.8 million. Net cash provided by operating activities for the nine months ended September 30, 2009 consisted of net income of $502,000, contributions from working capital accounts of $4.9 million, non-cash charges of $9.7 million and an increase in long-term accrued rent of $1.3 million. The contribution from working capital accounts was primarily due to an increase in deferred revenue of $4.3 million, an increase in accrued expenses of $1.9 million and a decrease in prepaid expenses and other receivables of $368,000 partially offset by a decrease in accounts payable of $1.7 million. The non-cash charges consisted primarily of depreciation and amortization of $6.0 million and stock-based compensation expense of $3.6 million.
Cash Used In Investing Activities
Net cash used in investing activities was $25.7 million for the nine months ended September 30, 2010 compared to $36.9 million for the nine months ended September 30, 2009. Net cash used in investing activities during the nine months ended September 30, 2010 consisted primarily of cash paid to purchase marketable securities of $84.3 million partially offset by cash received from the maturities of marketable securities of $72.7 million. Cash paid to purchase property and equipment was $11.9 million and cash used for the acquisition of NutshellMail was $2.2 million, net of cash received. Property and equipment purchases consisted of hardware and software to support our product infrastructure, capitalization of certain software development costs, computer equipment for our employees and furniture and fixtures and leasehold improvements primarily related to additional office space. Net cash used in investing activities during the nine months ended September 30, 2009 consisted of the purchase of short-term marketable securities of $54.6 million and the acquisition of property and equipment of $13.2 million as well as an increase in restricted cash of $442,000 related to a new lease we signed in May 2009 partially offset by cash received from the sale and maturities of short-term marketable securities of $31.4 million. Property and equipment purchases consisted of hardware and software to support our product infrastructure, capitalization of certain software development costs, computer equipment for our employees and equipment and leasehold improvements primarily related to our second sales and support office.
Cash Provided By Financing Activities
Net cash provided by financing activities was $2.7 million for the nine months ended September 30, 2010 and was due to proceeds from the issuance of our common stock pursuant to the exercise of stock options of $2.3 million as well as proceeds from the purchase of our common stock pursuant to our employee stock purchase plan of $390,000. Net cash provided by financing activities was $716,000 for the nine months ended September 30, 2009 and was due to proceeds from the issuance of our common stock pursuant to the exercise of stock options of $433,000 as well as proceeds from the purchase of our common stock pursuant to our employee stock purchase plan of $283,000.
Contractual Obligations
We lease our headquarters under an operating lease that is effective through September 2015 with one five-year extension option. The lease includes the space we are occupying now as well as additional space that will be made available to us through the term of the lease. We lease office space in Colorado for a sales and support office under an operating lease that expires in April 2019 with three three-year extension options. We also lease a small amount of general office space in both Florida and California under lease agreements that expire in 2012.
We have agreements with two vendors to provide specialized space and related services from which we host our software application. The agreements include payment commitments that expire at various dates through 2013.
As of September 30, 2010, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $15.3 million. This amount relates primarily to marketing programs and other non-marketing related goods and services to be delivered over the next twelve months.
The following table summarizes our contractual obligations at September 30, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due In
		Less Than			More Than
	Total	1 Year	1 — 3 Years	3 — 5 Years	5 Years
			(In thousands)
Operating lease obligations	$30,443	$5,014	$10,820	$11,219	$3,390
Hosting commitments	5,148	2,308	2,647	193	—
Vendor commitments	15,345	15,345	—	—	—

Total	$50,936	$22,667	$13,467	$11,412	$3,390

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
Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $122 million at September 30, 2010, which consisted primarily of cash, short-term government securities, corporate and agency bonds, commercial paper and money market instruments. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the short-term nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in our opinion, would have a material adverse effect on our business, results of operations or financial condition.
Item 1A. Risk Factors
A restated description of the risk factors associated with our business is set forth below. This description supersedes in its entirety the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
To succeed, we must continue to attract and retain a large number of customers on a cost-effective basis, many of whom have not previously used the types of services we offer. We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website, radio and television advertising and including a link to our website in substantially all of our customers’ emails. In addition, we are committed to providing our customers with a high level of support. As a result, we believe many of our new customers are referred to us by existing customers. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.

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
U.S. federal legislation entitled Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 imposes certain obligations on the senders of commercial emails, which could minimize the effectiveness of our products, particularly our email marketing product, and establishes financial penalties for non-compliance, which could increase the costs of our business.
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
Our system stores our customers’ proprietary email distribution lists, credit card information and other critical data. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage our reputation. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, as we continue to grow our customer base and our brand becomes more widely known and recognized, we may become a more inviting target for third parties seeking to compromise our security systems. Many states, including Massachusetts, have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers and fail to acquire new customers. In addition, if we fail to maintain our compliance with the data protection policy standards adopted by the major credit card issuers, we could lose our ability to offer our customers a credit card payment option. Any loss of our ability to offer our customers a credit card payment option would harm our reputation and make our products less attractive to many small organizations by negatively impacting our customer experience and significantly increasing our administrative costs related to customer payment processing.
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
We have largely focused our business on providing our email marketing product for small organizations, but in the last few years we have expanded our service offerings. In 2007, we introduced our survey product and our add-on email archive service that enables our customers to archive their past email campaigns. In the fourth quarter of 2009, we launched our event marketing product. Through our acquisition of privately-held Nutshell Mail, Inc. (“NutshellMail”), which we completed in May 2010, we now provide a tool for small organizations to monitor and engage with social networks through their email. Our efforts to introduce new products beyond our email marketing product, including our event marketing and survey products and our social media marketing offerings, may not result in significant revenue growth, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business or product, which may harm our financial performance.
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
Our success will depend in part on the ability of our senior management to manage this expected growth effectively. To do so, we believe we will need to continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems. The expected addition of new employees and the capital investments that we anticipate will be necessary to manage our anticipated growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our anticipated growth, we will be unable to execute our business plan.
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
We have incurred net losses in the past and may incur net losses in the future. While we reported net income in for the quarter ended September 30, 2010, we experienced net losses in each of the previous quarters this year and may experience quarterly net losses in the future. There is no guarantee we will be profitable in the future. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be profitable in any future period. Our recent revenue growth may not be indicative of our future performance. In future periods, we may not have any revenue growth, or our revenue could decline.
We are incurring significant costs as a result of operating as a public company, and our management has been, and will continue to be, required to devote substantial time to compliance initiatives.
The Sarbanes-Oxley Act of 2002, and rules subsequently implemented by the SEC and the NASDAQ Stock Market, require public companies to meet certain corporate governance standards. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, as a public company, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In order to comply with Section 404 of the Sarbanes-Oxley Act’s requirements relating to internal control over financial reporting, we incur substantial accounting expense and expend significant management time on compliance-related issues. We expect to continue to incur such expenses and expend such time in the future. In addition, as we grow we will continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If in the future we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to use net operating loss carryforwards in the United States may be limited.
As of December 31, 2009, we had net operating loss carryforwards of $39.2 million for U.S. federal tax purposes and $9.3 million for state tax purposes. These loss carryforwards expire at varying dates between 2010 and 2029. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations, if any. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. While we do not believe that our public stock offerings and prior private financings have resulted in ownership changes that would limit our ability to utilize net operating loss carryforwards, any subsequent ownership changes could result in such a limitation. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could have a negative effect on our financial results.
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
The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	quarterly customer additions;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in general economic, industry and market conditions;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel; and

•	investors’ general perception of us.
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

CONSTANT CONTACT, INC.
Date: November 3, 2010	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2010	By:	/s/ Harpreet S. Grewal
Harpreet S. Grewal
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
     Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description
10.1 (1)	Letter Agreement, dated as of May 25, 2010, between the Company and Harpreet S. Grewal.

10.2*	Form of Executive Restricted Stock Unit Agreement (Time-Based Vesting) under the 2007 Stock Incentive Plan.

10.3*	Restricted Stock Agreement (Performance-Based Vesting) dated September 1, 2010 between the Company and Harpreet S. Grewal.

10.4*	Second Amendment to Lease dated as of September 13, 2010 by and between BP Reservoir Place LLC (as successor-in-interest to Boston Properties Limited Partnership) and the Company.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 #	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 #	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2010.

*	Filed herewith.

#	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall they be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.