Form 10-K
period 2010-12-31
Constant Contact, Inc.
filed 2011-03-09
CIK 1405277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33707

CONSTANT CONTACT, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3285398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1601 Trapelo Road, Third Floor	02451
Waltham, Massachusetts	(Zip code)
(Address of principal executive offices)

(781) 472-8100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, $.01 par value	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Select Market on June 30, 2010 was $594,606,193.

As of March 7, 2011, the registrant had 29,414,316 shares of Common Stock, $0.01 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for the registrant’s 2011 annual stockholders’ meeting are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

Overview

Constant Contact is a leading provider of on-demand email marketing, social media marketing, event marketing and online survey solutions for small organizations, including small businesses, associations and non-profits. We seek to help our customers succeed by creating and growing their customer and member relationships through easy-to-use Engagement Marketingtm tools, education, support, Knowhowtm and coaching with a personal touch. Engagement Marketing creates an ongoing dialog that shares information and encourages interaction. Our Engagement Marketing platform enables our customers to launch and monitor customer engagement campaigns across multiple channels, including through email, social media, events and online surveys. By understanding how their customers share, refer, endorse and engage across all channels, we believe small organizations will be able to better engage their customers and members and drive success.

Our email marketing product allows small organizations to effectively and efficiently create, send and track professional and affordable permission-based email marketing campaigns. With these campaigns, we believe our customers build stronger relationships with their customers, clients and members, increase sales and expand membership. Our event marketing product allows our customers to promote and manage events and create event homepages, track event registrations and collect online payments. Our online survey product enables our customers to easily create and send surveys and receive immediate and actionable feedback. We enable customers to expand the reach of their email campaigns, events and surveys by leveraging the power of social media to easily manage and optimize across multiple social media networks. To help small businesses manage their social media interactions, we offer NutshellMailtm, a free social media monitoring tool that allows our customers to receive and respond to updates on Facebook®, Twitter®, LinkedIn®, Yelp® and other social media networks. Our products are complementary and fully integrated. We provide our products on an on-demand basis, meaning that our customers can access and use our products through a standard web browser. This model enables us to deploy and maintain a secure and scalable application that is easy for our customers to implement at affordable prices. We believe that the simplicity of on-demand deployment combined with our broad functionality and affordable subscription fees facilitate adoption of our products.

As of December 31, 2010, we had approximately 435,000 unique paying customers. Our customers include varied types of small organizations including retailers, restaurants, law and accounting firms, consultants, non-profits, religious organizations and alumni associations. We estimate that approximately two-thirds of our customers have fewer than ten employees and, in the year ended December 31, 2010, our top 100 customers accounted for less than 1% of our total revenue. Customers in more than 160 countries and territories currently use our products.

We market our products and acquire customers through a variety of sources including online advertising, partner relationships, television and radio advertising, regional initiatives, referrals, print advertising and brand awareness. Our online advertising includes search engine marketing, including pay-per-click advertising, and advertising on online networks and other websites, including banner advertising. We have partner relationships with over 7,000 local and national small business service providers. These partners refer customers to us through links on their websites and outbound promotions to their customers or we market to their customers directly. Our television and radio advertising is designed to educate potential customers about the benefits of email marketing and to raise awareness of our brand. Our regional initiatives include local seminars and local print and online advertising. In addition, we employ 20 Regional Development Directors who addressed over 100,000 small businesses and organizations in 2010. Our regional development directors reach approximately three quarters of the small business market in the United States. We enhance our reach through over 800 specially trained independent experts around the globe that evangelize and educate on our behalf without any direct compensation from us. We believe that a significant number of our new customers come to us from word-of-mouth referrals from our existing customers and from the inclusion of a link to our website in the footer of substantially all of the over 27 billion emails sent by our customers in 2010. Finally, we also believe our brand awareness, press and thought leadership initiatives and overall visibility drive customers to us.

We were incorporated in Massachusetts in 1995 under the name Roving Software Incorporated. We reincorporated in Delaware in 2000 and changed our name to Constant Contact, Inc. in 2006. Our on-demand email marketing product was first offered in 2000.

Our principal executive offices are located at 1601 Trapelo Road, Third Floor, Waltham, Massachusetts 02451. Our telephone number is (781) 472-8100. Our website address is www.constantcontact.com. We are not including the information contained on our website or any information that may be accessed by links on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Through a link on the Investor Relations section of our website, we make available our filings with the Securities and Exchange Commission, or SEC, after they are electronically filed with or furnished to the SEC. All such filings are available free of charge. These filings are also available, free of charge, at www.sec.gov.

Background

We believe small organizations are increasingly using online marketing tools such as email marketing, social media marketing, event marketing and surveys as a means to connect and communicate with their customers, clients and members. Engagement Marketing through the use of these online marketing tools helps small organizations maintain and enhance relationships with their customers and members in a cost effective manner. Key benefits that drive adoption of Engagement Marketing include the following:

•	Targeted. Engagement Marketing enables organizations to tailor messages to specific audiences and provides recipients the opportunity to respond directly, increasing engagement.

•	Effective and Efficient. Online marketing tools combine low cost with measurable responses and provide an attractive return on investment. Most social media networking sites are free, allowing organizations to get started in social media marketing with little or no upfront costs.

•	Timely. The cycle from concept through design and execution for online marketing campaigns is generally shorter than the timeline for more traditional marketing methods such as direct mail. Reducing cycle time allows organizations to respond rapidly to market conditions and opportunities. Social media marketing, in particular, provides instant feedback allowing organizations to analyze real-time information to detect trends and make changes or adjustments.

•	Content and Reach. Email marketing campaigns, event marketing and surveys provide rich content while social media marketing tools allow organizations to extend the reach of these communications into other interactive areas of the web.

•	Intuitive and Simple. Engagement Marketing works because it represents what small organizations have always done: create close connections with customers and members by starting dialogues and maintaining relationships. We believe our products provide the technology and tools to simplify this process.

Constant Contact Market Opportunity

We believe our Engagement Marketing tools, including our on-demand email marketing, social media marketing, event marketing and online survey products, provide significant benefits for small organizations. We also believe small businesses and non-profits tend to rely heavily on repeat sales and referrals to grow their businesses and expand their membership base, and we believe online marketing is a cost effective way to reach these audiences, and maintain and grow these relationships.

Small organizations represent a large market opportunity. The U.S. Small Business Administration estimated that there were approximately 29.6 million small businesses in the United States in 2008. In 2009, the National Center of Charitable Statistics estimated that there were approximately 1.5 million non-profits in the United States. Other small organizations that use email marketing and other online marketing tools include online auction sellers, religious organizations, independent musicians, community organizations, school districts, parent/teacher associations and sports leagues. Based on these estimates, we believe our products could potentially address the needs of more than 31 million small organizations domestically. We also believe that all small organizations benefit by communicating regularly with their constituents and, further, that our products are an effective and affordable method to facilitate this type of communication. At the same time, small organizations have generally been slower than large organizations to adopt online marketing tools as part of their marketing mix. We believe that small organizations face unique challenges when adopting online marketing including unfamiliarity with online marketing tools, including email marketing, social media marketing and online surveys, uncertainty with respect to the benefits of online marketing, lack of technical and marketing expertise and limited budgets and time constraints, particularly during times of economic uncertainty. We have designed our products and approach to education, support and coaching to meet these challenges and, as a result, we believe there is an attractive market opportunity for our company.

Business Strengths

We believe that the following business strengths differentiate us from our competitors and contribute to our success:

•	Solutions Tailored to Meet the Needs of Small Organizations. With millions of personal customer interactions each year by way of seminars, personal coaching and support and ongoing market research and customer surveys, we believe we have unique insights into the motivations and challenges facing small organizations. Our easy-to-use and affordable integrated suite of online marketing products, education, support, Knowhow and coaching with a personal touch are designed to help our customers succeed.

•	Efficient Customer Acquisition Model. We believe that we have developed an efficient customer acquisition model that generates an attractive return on our sales and marketing expenditures. We utilize a variety of marketing channels to acquire new customers including online advertising, partner relationships, television and radio advertising, referrals, print advertising, in-person seminars, public relations and other programs that enhance our brand.

•	Attractive Life-Time Value Model. Based on our historical average retention rate and revenue per unique customer, we estimate a lifetime revenue value of approximately $1,700 per customer implying payback on cost of acquisition of less than one year.

•	Integrated Multiple Engagement Marketing Product Offerings. We launched our email marketing product in 2000. In 2007, we launched our online survey product and, in 2009, we launched our event marketing product. We began offering NutshellMail, a free social media monitoring tool designed for small organizations, in 2010. Shortly thereafter, we added social media marketing functionality to all of our products. Our products are complementary and integrated. When used in combination, we believe our products provide our customers with a unified, efficient Engagement Marketing platform that enhances their ability to create, build and strengthen customer relationships.

•	Significant Base of Recurring Revenue. We benefit from a high level of customer loyalty. From January 2005 through December 2010, at least 97.4% of email marketing customers in a given month have continued to subscribe to our products in the following month. We believe this represents a high level of customer retention, particularly given the unpredictable life cycle of small organizations. These customers provide us with a significant base of recurring revenue and visibility into future performance.

•	Commitment to Delighting our Customers. We seek to delight our customers whenever possible. We do so through easy-to-use products, free unlimited support, Knowhow, coaching with a personal touch and education in the form of local seminars, webinars, tutorials and informational materials on best practices. We believe that our commitment to delighting our customers encourages prospects to trial our products and convert to paying customers. We also believe that this commitment encourages our customers to use our products effectively and to achieve meaningful results, which leads to new customer referrals.

•	Software-as-a-Service (SaaS). We provide our products on an on-demand basis, meaning that our customers can access and use our products through a standard web browser. This enables our customers to rapidly begin using our products with minimal upfront costs and limited technical expertise. It also allows us to deploy new applications and upgrades quickly and efficiently to our existing customers.

Growth Strategy

Our growth strategy is to increase our market leadership through the following strategies:

•	Acquire New Customers. We aggressively seek to continue to attract new customers by promoting the Constant Contact brand, educating prospects on the benefits of email and social media marketing, event marketing and online surveys, coaching, referrals and encouraging small organizations to engage with our products.

•	Cross-Sell Our Products. Our large and growing paying customer base provides significant cross-sell opportunities. We believe that we have a significant opportunity to sell our event marketing and survey products to our existing email marketing customers and to sell email marketing to our growing base of event marketing customers. We plan to market aggressively to our existing customer base to increase the number of products per customer.

•	Drive Increased Usage. By providing tools, best practices, education, coaching and support, we help our customers increase the sizes of their contact list, which drives increased usage of our products by our customers.

•	Increase Revenue Per Customer and Retain our Customers. As a result of our initiatives to cross-sell our products and services and drive effective usage of all of our products, we seek to increase total revenue from each customer. In addition, as our research has shown that customers who use more than one product have higher retention rates, we believe increased usage of our products improves our customer retention rates over time.

•	Enhance Existing Products/Launch New Products. We plan to continue to invest in research and development to maintain our leadership position in Engagement Marketing products by enhancing our current product offerings, as well as by launching new products that uniquely meet the needs of small organizations.

•	Pursue Complementary Acquisitions. We have made complementary acquisitions in the past and we intend to continue to evaluate potential acquisitions of additional technologies or businesses to enhance our technology and our product offerings and to access new customers and markets.

•	Expand Internationally. We currently sell our products to customers in over 160 countries and territories, despite limited marketing efforts outside of the United States. In 2010, we hired two Regional Development Directors in Canada. We also offer certain customer support services in Spanish, including email marketing templates and webinars. We believe that opportunities exist to more aggressively market our products outside the U.S.

Our Products and Services

Email Marketing

Our email marketing product allows customers to easily create, send and track professional-looking email campaigns. Our email marketing product provides customers with the following features:

•	Campaign Creation Wizard. This comprehensive, easy-to-use interface enables our customers to create and edit email campaigns. Through intuitive controls, customers can readily change colors, fonts, borders and backgrounds and insert images and logos to help ensure that their emails appear professional.

•	Professionally Developed Templates. Over 450 pre-designed email campaign templates help customers quickly create attractive and professional looking campaigns. These templates reflect a wide variety of themes and styles ranging from newsletters, business letters, promotions and announcements and can be refined by varying color and formats. Our editing functionality enables customers to easily modify the templates. We also provide templates designed to appeal to specific vertical markets.

•	Contact List Growth and Management. These tools help our customers build and manage their email contact lists. Our contact list building tools include file and spreadsheet import functionality as well as software plug-ins to import contact lists maintained in Microsoft® Outlook®, Microsoft® Outlook Express®, Intuit® QuickBooks®, ACT!® by Sage Software and Salesforce®. We also offer a contact capture tool that enables customers to add and update contacts directly from a computer or point of sale device and an iPhone® application with list building features. Finally, we provide customers the ability to add a “Join My Mailing List” application on the customer’s website, blog and Facebook page, which can be used to gather new contacts. Our list management tools enable a customer to target or segment contacts for all or specific campaigns and monitor email addresses to which previous campaigns could not be delivered.

•	Email Tracking and Reporting. These features enable our customers to review and analyze the overall effectiveness of a campaign by tracking and reporting aggregate information, including how many emails were delivered, how many were opened and which links were clicked on. These features also enable our customers to identify on an individual basis which contacts received an email, opened an email and clicked on particular links within the communication.

•	Social Media Integrations. Email campaigns can be easily shared across multiple social media networks using our Simple Share and Tweet this Email tools. In addition, our customers may add social media links, such as links to Facebook pages and Twitter feeds, as well as “Share” and “Like” buttons, to their emails to encourage recipients to share and connect on social networks. Our Social StatsTM feature provides easy access to social media analytics, with an easy-to-read, graphical breakdown that shows how much “buzz” email campaigns are generating on social networking sites.

•	Email Delivery Management. Delivery management tools are incorporated throughout our product and are designed to maintain our high deliverability rates. Some of these tools are readily apparent to our customers, such as in-depth delivery tracking. Others are delivered through back-office processes, such as a spam content check and address validation. To further improve the percentage of emails delivered, we work closely with Internet service providers, or ISPs, on spam prevention issues. We also include processes and verifications that greatly increase compliance with anti-spam standards. According to data measured by an independent third party, over 97% of our customers’ emails were delivered past any spam filters or controls to their target email inboxes in the United States during 2010. In addition, unsubscribe requests are automatically processed to help ensure ongoing compliance with government regulations and email marketing best practices.

•	MyLibrary and MyLibraryPlus. With MyLibrary, we enable customers to store up to five images and five documents and presentations for free. Stored images may be edited and resized as necessary for use in email campaigns. Customers can purchase MyLibraryPlus, our premium image and document hosting service, for an additional $5.00 per month. MyLibraryPlus provides access to our stock image gallery of thousands of images and up to 50 megabytes of document and image storage.

•	Email Archive. We offer our customers the ability to create a hosted version of current and past email campaigns on our system and make them readily available to their constituents via a link on a customer’s website or on Facebook or Twitter. The service, which is available for an additional $5.00 per month, extends the life of up to 250 email campaigns and provides our customers an ability to showcase on their website and social media sites the extent and breadth of their communication efforts.

•	Security and Privacy. We protect our customers’ data using security practices and technology solutions that are often unavailable to small organizations. We do not use our customers’ confidential information, including their contact lists, except in the delivery of our product, nor do we share, sell or rent this information.

For the year ended December 31, 2010, revenue from our email marketing product alone was approximately 90% of our total revenue.

Social Media Marketing

We have incorporated social media marketing features into all of our products. These features enable our customers to extend the reach of their email campaigns, events and surveys beyond their own contacts. Email campaigns and event information can be easily shared across multiple social media networks using our Simple Share and Tweet this Email and Tweet this Event tools. In addition, customers may add social media links such as links to Facebook pages and Twitter Feeds, as well as “Share” and “Like” buttons to their emails and events to encourage recipients to share and connect on social networking sites. The Social Stats feature provides easy access to social media analytics, with an easy-to-read, graphical breakdown that shows how much “buzz”, or social media discussion, email campaigns or events are generating on social sharing sites. Our Social Share feature lets our customers syndicate their content to Facebook, Twitter, LinkedIn and other social networks.

In May 2010, we began offering NutshellMail, a free social media monitoring tool designed for small organizations. NutshellMail aggregates updates from most of the popular social media networking sites in an email that is sent to our customers at specified intervals. Supported sites include Facebook, Twitter, LinkedIn, Yelp, MySpace, YouTube®, foursquare® and Citysearch.

Event Marketing

Our event marketing product allows our customers to promote and manage events, communicate with invitees and registrants, capture and track registrations and collect online payments. Our event marketing product provides customers with the following features:

•	Event Registrations. We make online registration quick and easy by offering convenient, customizable forms to capture names, email addresses and other company or personal information. Our customers can offer registrants the option of registering one or more guests, which assists customers to accurately plan event attendance. Options for guest registration include limits on the number of guests each registrant can bring, different event fees for member and non-member guests and an option for registrants to pay for their guests during the registration process. Customers can also collect information for each registered guest to help track new business leads and grow their existing contact list.

•	Email Invitations and Reminders. Our easily customizable templates enable our customers to send professional looking communications such as invitations, reminders, updates and confirmations. Our event marketing product includes an event creation wizard, over 130 preformatted and customizable event theme templates, list management capabilities and access to free unlimited customer support. Our customers can use the Forward-to-a-Friend feature to increase event attendance.

•	Hosted Event Homepage. Our customers can create an event homepage that includes event details such as images, special guests and integrated online maps. Links on the homepage bring visitors to the registration page. The homepage can also be used to share post-event photos, materials and presentations.

•	Promote Events. Our customers can promote their event on any website, blog or social media network, allowing small businesses and organizations to reach potential event attendees who do not subscribe to their email list. Our Tweet My Event feature automatically shortens the homepage or registration page URL and sends a tweet from the user’s Twitter account. An event link can be included on any website or social media site such as Facebook, Twitter, YouTube, Flickr® and LinkedIn.

•	Collect Payments and Issue Tickets. When setting up an event, customers can select the preferred currency for the event or make the event free. The correct currency symbol will display to registrants and, if credit card payment is enabled, the correct currency will be processed via PayPal®. Customers have the option to create and distribute tickets to their events, which registered attendees can print.

Survey

Our online survey product enables our customers to survey their customers, clients or members and analyze the responses. By selecting one of our customizable templates and editing our template questions or entering their own questions, our customers can easily create a professionally formatted survey. Our survey product includes a survey creation wizard, over 80 different preformatted and customizable survey templates, list management capabilities and access to free unlimited customer support. Our Social Share feature makes it easy for our customers to post surveys to Facebook, Twitter, LinkedIn and other social networking sites.

By incorporating a real-time and comprehensive reporting function, our survey product enables our customers to analyze overall survey results and specific answers submitted by individual respondents. Our survey product includes analytic features that enable our customers to segment results based on survey responses, easily edit filters for “slice and dice” analysis and view the results in intuitive, easy-to-understand graphical and data formats. Results can be exported to a Microsoft® Excel® file for additional analysis. Our customers can identify the respondents associated with filtered results and create a unique contact list of these respondents who can then be targeted with a specific message or follow-up email campaign. Social media success can be measured with the Social Stats feature showing how many fans shared the survey. In addition, we offer an online polling feature that enables our customers to create online polls for use on their websites. Responses can be viewed immediately.

Customer Support

We provide free unlimited customer support to all customers and trialers of our products via phone, chat, email and Twitter. In the fourth quarter of 2010, our customer support employees engaged with our customers and trialers through approximately 4,500 calls, chats, emails and tweets per day. Our phone, chat and Twitter support teams are located at our headquarters in Waltham, Massachusetts and at our sales and support call center in Loveland, Colorado. We outsource a portion of our email support to a third party based in Bangalore, India. We complement our customer support with free daily product tours offered via our website, a knowledge base of frequently asked questions and webinars that explain the benefits of email marketing, social media marketing, event marketing and surveys.

We believe our customer support philosophy is best described as coaching with a personal touch. Our customer support representatives are trained to not just answer our customers’ questions but to understand the nature of the question and what the customer is trying to accomplish. By actively listening and engaging with the customer, we believe our support team not only provides assistance with troubleshooting but delivers incrementally more value to help our customers be successful.

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

As of December 31, 2010, we had 285 employees working in our customer support organization. Our customer support organization includes customer support, customer operations, training and compliance.

Other Services

We also offer our customers the following ancillary services:

Custom Services.  Although the majority of our customers select the “do-it-yourself” approach, we also offer custom services to customers who would like their email campaigns, event promotions or surveys prepared for them. Our custom service offerings range from a low-cost getting started service to custom campaign creation.

Training Programs.  In 2009, we launched the Constant Contact Experts Program. Under this program, we offer a free self-paced online training program designed to educate participants on email marketing and social media marketing best practices. As of December 31, 2010, we had over 800 Constant Contact Experts throughout the United States and in many countries throughout the world. We also offer a one- or two-day paid workshop program that provides attendees with a comprehensive email marketing training program that emphasizes the use of our email marketing product.

Pricing

We offer a free 60-day trial for all of our products. The trial experience is designed to introduce our products to potential customers and is subject to certain use limitations. All of our customer support resources are available during the free trial period. At the conclusion of the 60-day trial (or earlier if the trial customer’s use of the products exceeds our use limitations), we ask the customer to provide payment information in order to begin billing for continued use of our products.

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

Customers in these pricing tiers may send an unlimited number of emails per month. During 2010, approximately 80% of our email marketing customers were in our two lowest pricing tiers. We offer additional pricing tiers for large list customers. These large list customers are limited as to the number of emails they can send per month for a fixed monthly fee, with overage charges assessed on emails exceeding the monthly limit.

Our event marketing product is priced at $15 per month for up to five concurrent events. Pricing is based solely on the number of active events. Our survey product is priced at a flat fee of $15 per month, subject to a maximum of 5,000 survey responses per month. We offer our premium image and document hosting service, MyLibraryPlus, for $5.00 per month for customers with less than 350,000 unique email addresses and our email archive service for $5.00 per month for up to 250 email campaigns. We offer discounted rates to non-profits and for customers who purchase multiple products and discounted pricing options for those customers that pay for six or twelve months in advance.

Customers

We have maintained a consistent and exclusive focus on small organizations. As of December 31, 2010, we served a large and diverse group of approximately 435,000 unique customers. This customer base is comprised of business-to-business users, business-to-consumer users and non-profits and associations. We serve a wide range of business-to-business customers, including law firms, accountants, marketing and public relations firms, recruiters and independent consultants. They typically use our products to illustrate their subject matter knowledge and to educate their audiences by sending informational newsletters and announcements about their company or industry. They also host seminars and classes to add additional value to their audiences. We also serve a diverse base of business-to-consumer customers, including but not limited to on-and off-line retailers, restaurants, realtors, travel and tourism businesses and day spas. These customers typically use our products to promote their offerings with the goal of generating regular, repeat business from their customers and prospects. Finally, we serve a variety of non-profits and associations, including religious organizations, charities, trade associations, alumni associations and other non-profits. They typically use our products to maintain regular communications with their members and inform them about news and events pertaining to their groups, as well as to drive event attendance, volunteer participation and fundraising efforts. We estimate that approximately two-thirds of our customers have fewer than ten employees. For the year ended December 31, 2010, the average monthly amount that we charged a customer was $36.99. We have low customer concentration as our top 100 customers in 2010 accounted for less than 1% of our total revenue. Customers in more than 160 countries and territories currently use our products.

We measure customer satisfaction on a monthly basis by surveying our customers. Based on these surveys and our low customer attrition rate, we believe that our overall customer satisfaction is strong.

Sales and Marketing

Our sales and marketing efforts are designed to attract potential customers to our website, to enroll them in a free trial, to convert them to paying customers, to introduce and cross-sell our multiple products and add-ons, to encourage them to use our products effectively and to retain them as ongoing paying customers. We believe there are significant opportunities to increase the number of customers who try our products through additional sales and marketing initiatives. We employ sophisticated strategies to acquire our customers by using a variety of sources including, but not limited to, online advertising, partner relationships, television and radio advertising, regional initiatives, referrals, print advertising and general brand awareness. We also invest in public relations and thought leadership to build our overall brand and visibility. We are constantly seeking and testing new methods to reach and convert more customers.

Customer Acquisition Sources

Online Advertising.  We advertise online through pay-per-click advertising with search engines, including Google®, Yahoo!® and Bingtm, and banner advertising with online advertising networks and other websites likely to be frequented by small organizations.

Partners.  We have relationships with over 7,000 active partners who refer customers to us through links on their websites and outbound promotions to their customers. Our partners include solutions providers, co-marketing partners, AppConnect® partners and affiliate partners. Solution providers, which include web developers, small business consultants, marketing consultants and social media consultants, are typically small business influencers who sell our products and refer us to their customers. Co-marketing organizations are major companies, non-profits, chambers of commerce, franchises and distributors who want to refer and market our products but do not typically directly sell our products. We sell to their base of customers and align with them for strategic reasons. AppConnect partners, which include companies offering vertical software applications, point of sale solutions, web applications and small business accounting solutions, have software or technical solutions that are integrated with our products. We typically market our products to their base of customers. Affiliate partners provide links to our website from their website. Most of our partners either share a percentage of the revenue received by us or receive a one-time referral fee. We promote many of our solutions provider and AppConnect partners in our Constant Contact MarketPlace.

Television and Radio Advertising.  Our television and radio advertising campaigns are designed to build awareness of the Constant Contact brand and drive market awareness of email marketing. In September 2010, we launched our first major national television campaign, which was designed to reach the majority of television markets in the United States.

Print Advertising.  Our print advertising is comprised of advertisements in local business publications in our geographically targeted metro regions. Our geographically targeted print advertising supports our local efforts.

Word-of-Mouth Referrals.  New customers frequently indicate that they learn about us from a current customer. We also offer our paying customers a referral incentive consisting of a $30 credit for them and for any customer they refer. The majority of referral customers do not use the incentive program.

Footer Click-Throughs.  New customers also come to us by clicking on the Constant Contact link included in the footer of substantially all of the emails sent by our customers. In 2010, our customers sent over 27 billion emails.

Sales Efforts

Communications Consultants.  As of December 31, 2010, we employed a team of 65 phone-based sales professionals who call U.S., Canadian and United Kingdom based trial customers to assist them in their initial use of our products and encourage conversion to a paid subscription.

Local Evangelism.  As of December 31, 2010, we employed a team of 20 regional development directors who focus on educating small organizations on the benefits of our products in their local markets. These employees are located across the United States and in Canada and typically provide free local seminars to chambers of commerce and other small business groups about email marketing, social media marketing, event marketing, surveys and related topics. We also enhance our local reach through over 800 specially trained independent experts around the globe that evangelize and educate on our behalf.

Distance Learning.  We offer free online webinars to prospects and customers on a wide variety of topics designed to educate them about the benefits of email marketing, social media marketing, event marketing and online surveys and guide them in the use of our products.

Other Initiatives

Press Relations and Thought Leadership.  We survey our customer base on a periodic basis to assess small business expectations, attitudes and challenges. We publish the results and seek to get print and radio coverage of our results. We also publish engagement marketing, email marketing, social media marketing, event marketing and survey best practices and advice through our Hints & Tips newsletters, a monthly column in Entrepreneur.com and on our blog. In addition, in 2009, one of our executive officers authored The Constant Contact Guide to Email Marketing, which was published by Wiley Publishing. These efforts enhance our brand awareness and industry leadership.

Website Marketing.  We continuously measure both website visitor-to-trial conversion and trial-to-paying customer conversion. We test messaging, graphics, experience flows and layout alternatives in order to improve conversion from website visitor to trial customer and from trial customer to paying customer. We also seek to customize our website with vertical or usage-specific messaging whenever possible. We carefully analyze website and trial customer usage to understand and overcome barriers to conversion.

Customer Cross-Sell.  We work to understand the best time and method to introduce our multiple products to our customers. These methods include in-product promotions, login surveys, email promotions and other methods. We target these cross promotions based upon trends, product usage patterns, industry and other factors.

Customer Retention.  We analyze the reasons why customers leave us and attempt to identify customers that are at risk. We coach our customers on the effective use of our products. In addition, as our research has shown that customers who use more than one product have higher retention rates, we encourage them to consider additional products and add-ons. Finally, we incorporate customer feedback into our product enhancements and new product development.

Vertical Marketing.  We specifically develop marketing programs and target public relations efforts at certain vertical markets that have demonstrated an affinity for our products. We adjust our target vertical markets based on our existing customer base, market opportunity and overall value to our business.

Community.  We maintain an online user community for both trial and paying customers with discussion boards, a resource center, member spotlights and other features. As of December 31, 2010, we had in excess of 42,000 members of our community.

Constant Contact Marketplace.  In 2010, we introduced the Constant Contact Marketplace, an online resource to connect small organizations with tools and services to grow their businesses. The Constant Contact Marketplace is the only free, online resource exclusively focused on small businesses and non-profits looking for marketing tools and services.

Small Business Organization Initiatives.  We partner with chambers of commerce, small business development centers and SCORE chapters to offer our products, educational resources and knowledge base to their members. We typically offer the chamber, center or chapter a free account and discounts to their members.

In the years ended December 31, 2010, 2009 and 2008, we spent approximately $78.9 million, $61.0 million and $42.9 million, respectively, on sales and marketing. Our sales and marketing expense as a percentage of revenue for the years ended December 31, 2010, 2009 and 2008 was 45%, 47% and 49%, respectively. As of December 31, 2010, we had 195 employees working in our sales and marketing organization.

Technology and Operations

Our on-demand products use a central application and a single software code base with unique accounts for each customer. As a result, we are able to spread the cost of providing our products across our entire customer base. In addition, because we have one central application, we believe we are able to scale our business to meet increases in demand for our products. Scalability is achieved through advanced use of application partitioning to allow for horizontal scaling across multiple sets of applications. This structure enables individual application subsystems to scale independently as required by volume and usage.

Our production system hardware and the disaster recovery hardware for our production system are each co-located in third-party hosting facilities located in Eastern Massachusetts. One facility is owned and operated by Digital 55 Middlesex, LLC, an affiliate of Digital Realty Trust, Inc., and they provide services to us under an agreement that was scheduled to expire in December 2013. In February 2011, we signed a new agreement with Digital 55 Middlesex that will expire in December 2016 with two five-year extension options. The second facility is owned and operated by Internap Network Services Corporation and they provide services to us under an agreement that expires in August 2011. Both hosting facilities provide around-the-clock security personnel, video surveillance and access controls, and are serviced by onsite electrical generators, fire detection and suppression systems. Both facilities also have multiple Tier 1 interconnects to the Internet. In December 2010, we signed an agreement with Digital Alfred, LLC, also an affiliate of Digital Realty Trust, Inc., which owns a hosting facility in Santa Clara, California. The lease term is expected to commence in May 2011 for a period of six years with two four-year extension options. We intend to transition from the Internap facility to the Digital Alfred facility during 2011.

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

Changes to our production environment are tracked and managed through a formal maintenance request process. Production hardware changes are handled much the same as software product releases and are first tested on a quality system, then verified in a staging environment, and finally deployed to the production system, which we generally seek to accomplish without system downtime. As of December 31, 2010, we had 40 employees working in our operations organization.

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

In 2009, we launched Constant Contact Labs. Guided by the longer term needs of our business, Constant Contact Labs researches, experiments and prototypes new technologies and introduces these new technologies to the mainstream development and operations teams for use and inclusion in future product delivery. In 2010,

Constant Contact Labs launched its latest application for the iPhone that enables our customers to create crisp, timely email marketing messages to share quick updates and images directly from their iPhones. New functionality also includes the ability to preview draft emails on the device and export contacts from the iPhone directly to a Constant Contact account. Constant Contact Labs also developed our Facebook “Join My List” tool.

Our research and development expense totaled approximately $24.0 million for 2010, $18.4 million for 2009 and $15.1 million for 2008. Our research and development expense as a percentage of revenue for the years ended December 31, 2010, 2009 and 2008 was 14%, 14% and 17%, respectively. As of December 31, 2010, we had 146 employees working in our engineering and product strategy organizations.

Competition

The market for vendors offering online marketing tools is fragmented, competitive and evolving. Few competitors offer multiple products and none offer our complete suite of engagement marketing tools for small organizations. We believe the following are the principal competitive factors in this market:

•	ease of use;

•	product functionality, performance and reliability;

•	customer support, coaching and education;

•	integrated solutions;

•	cost;

•	email deliverability rates; and

•	product scalability.

We primarily compete with vendors focused on the SMB market. Some of the vendors who are focused on the SMB market include: Vertical Response, Inc., iContact Corporation, AWeber Systems, Inc., Protus, a subsidiary of j2 Global Communications, Inc. (Campaigner®), Emma, Inc., The Rocket Science Group LLC (MailChimptm), Deluxe Corporation and Vistaprint N.V. These vendors typically charge a low monthly entry fee or a low fee per number of emails sent. While we generally do not compete with vendors focusing on enterprise customers, we may face competition from them in the future. We may also face future competition in the email marketing market from new companies entering our market, which may include large, established companies, such as Microsoft Corporation, Google Inc. or Yahoo! Inc.

Our event marketing product competes with offerings by Eventbrite, Inc., Evite, LLC (a wholly-owned, operating business of IAC/InterActiveCorp), Regonline, (a division of The Active Network, Inc.), 123Signup AMS, Inc., Pingg Corp., Acteva.com, Punchbowl Software, Inc., BonaSource Inc. (Wild Apricottm) and with rsvp offerings from some of our email marketing competitors.

Our survey product competes with similar offerings by Zoomerang (a division of Market Tools, Inc.) and Surveymonkey.com Corporation and with offerings from some of our email marketing competitors.

Barriers to entry in delivering marketing point solutions for small organizations are relatively low, which allows new entrants to enter the market without significant impediments and larger, established companies to develop their own competitive products or acquire or establish cooperative relationships with our competitors. In addition, these companies may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. These potential competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns. These competitors may have more extensive customer bases and broader customer relationships that they could leverage to obtain a significant portion of the email marketing market. In addition, these competitors may have longer operating histories and greater name recognition than we do. Moreover, if one or more of our competitors were to merge or partner with another of our competitors or a new market entrant, the change in competitive landscape could adversely affect our ability to compete effectively. Finally, one or more of these businesses could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering.

We believe our easy-to-use, affordable and integrated products, education, Knowhow and coaching with a personal touch differentiate us from the competition.

Government Regulation

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes requirements for commercial email and specifies penalties for commercial email that violates the CAN-SPAM Act. In addition, the CAN-SPAM Act gives consumers the right to require emailers to stop sending them commercial email.

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

The CAN-SPAM Act’s main provisions include:

•	prohibiting false or misleading email header information;

•	prohibiting the use of deceptive subject lines;

•	ensuring that recipients may, for at least 30 days after an email is sent, opt out of receiving future commercial email messages from the sender, with the opt-out effective within 10 days of the request;

•	requiring that commercial email be identified as a solicitation or advertisement unless the recipient affirmatively assented to receiving the message; and

•	requiring that the sender include a valid postal address in the email message.

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

The CAN-SPAM Act preempts most state restrictions specific to email, except for rules against falsity or deception in commercial email, fraud and computer crime. The scope of these exceptions, however, is not settled, and some states have adopted email regulations that, if upheld, could impose liabilities and compliance burdens on us and on our customers in addition to those imposed by the CAN-SPAM Act.

Moreover, some foreign countries, including the countries of the European Union, Israel and Canada (effective September 2011), have regulated the distribution of commercial email and the online collection and disclosure of personal information. Foreign governments may attempt to apply their laws extraterritorially or through treaties or other arrangements with U.S. governmental entities.

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

Our standard terms and conditions require our customers to comply with laws and regulations applicable to their use of our products and to implement any required regulatory safeguards. We take additional steps to facilitate our customers’ compliance with the CAN-SPAM Act, including the following:

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

Intellectual Property

Our intellectual property rights are important to our business. We rely on a combination of copyright, trade secret, trademark, patent and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We have two pending patent applications.

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

“Constant Contact®” is a registered trademark in the United States, Canada and in the European Union. We also hold trademarks and service marks identifying certain of our products or features of our products.

Employees

As of December 31, 2010, we employed a total of 734 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good.

Facilities

Our corporate headquarters, including our principal administrative, marketing, sales and support and research and development organizations, is located in Waltham, Massachusetts. We currently lease approximately 138,000 square feet in this facility under a lease agreement that expires in September 2015 with one five-year extension option. We expect to occupy additional space in this facility under the current lease agreement. As of December 31, 2010, 539 of our employees were based in this facility. We also lease approximately 50,000 square feet of office space in Loveland, Colorado under a lease agreement that will expire in April 2019 with three three-year extension options. This facility is used for sales and support personnel and, as of December 31, 2010, 155 employees were based in this location. We also lease a small amount of general office space in Delray, Florida and San Francisco, California under lease agreements that expire in 2012. These facilities are used for research and development personnel and, as of December 31, 2010, six employees were based in Florida and seven employees were based in California. In connection with our acquisition in February 2011 of substantially all of the assets of Bantam Networks, LLC, we assumed a lease for a small amount of temporary office space in New York, New York. We expect to sign a lease for permanent office space in New York City during the first half of 2011. Our facility in New York City is used for research and development personnel. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

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

To succeed, we must continue to attract and retain a large number of customers on a cost-effective basis, many of whom have not previously used the types of services we offer. We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website, television and radio advertising and the inclusion of a link to our website in substantially all of our customers’ emails. In addition, we are committed to providing our customers with a high level of support. As a result, we believe many of our new customers are referred to us by existing customers. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.

Our business is substantially dependent on the market for email marketing services for small organizations.

We derive, and expect to continue to derive, substantially all of our revenue from our email marketing product for small organizations, including small businesses, associations and non-profits. For the year ended December 31, 2010, our revenue from our email marketing product alone was approximately 90% of our total revenue. Widespread acceptance of email marketing among small organizations will continue to be critical to our future growth and success. The overall market for email marketing and related services is relatively new and still evolving, and small organizations have generally been slower than larger organizations to adopt email marketing as part of their marketing mix. There is no certainty regarding how or whether this market will develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make email marketing convenient, effective and affordable. If small organizations determine that email marketing does not sufficiently benefit them or utilize alternative or new electronic methods of communicating with their customers, existing customers may cancel their accounts and potential customers may decide not to adopt email marketing. In addition, many small organizations lack the technical expertise to develop and manage email marketing campaigns effectively. As technology advances, however, small organizations may establish the capability to manage their own email marketing and therefore may have no need for our email marketing product. If the market for email marketing services fails to grow or grows more slowly than we currently anticipate, demand for our services may decline and our revenue would suffer.

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

Our products are designed specifically for small organizations, including small businesses, associations and non-profits. These organizations frequently have limited budgets and may be more likely to be significantly affected by economic downturns than their larger, more established counterparts. While the overall economy appears to be improving, we believe that small organizations continue to experience some amount of economic hardship. As a result, small organizations may choose to spend the limited funds that they have on items other than our products and may experience higher failure rates. Moreover, if small organizations experience economic distress, they may be unwilling or unable to expend resources on marketing, which would negatively affect the overall demand for our products, increase customer attrition and could cause our revenue to decline. There can be no assurance, therefore, that current economic conditions or worsening economic conditions, or a recurring recession, will not have a significant adverse impact on our operating and financial results.

U.S. federal legislation imposes certain obligations on the senders of commercial emails, which could minimize the effectiveness of our products, particularly our email marketing product, and establishes financial penalties for non-compliance, which could increase the costs of our business.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our customers’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our email marketing product. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our business, and our reputation would suffer. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.

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

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to our products or our business. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our customers in the form of increased subscription fees. In addition, federal, state and foreign governmental or regulatory agencies may decide to impose taxes on services provided over the Internet or via email. Such taxes could discourage the use of the Internet and email as a means of commercial marketing, which would adversely affect the viability of our products.

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

Our principal email marketing competitors include providers of email marketing products for small to medium size businesses such as Vertical Response, Inc., iContact Corporation, AWeber Systems, Inc., Protus, a subsidiary of j2 Global Communications, Inc. (Campaigner®), Emma, Inc., The Rocket Science Group LLC (MailChimptm), Deluxe Corporation and VistaPrint N.V., as well as the in-house information technology capabilities of prospective customers. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, there are a number of other vendors that are focused on providing email marketing products for larger organizations, including Alterian Inc., ExactTarget, Inc., Responsys Inc., Silverpop Systems Inc., StrongMail Systems, Inc. and CheetahMail, Inc. (a subsidiary of Experian Group Limited). While we do not compete currently with vendors of email marketing products serving larger customers, we may face future competition from these providers if they determine that our target market presents an opportunity for them. Finally, in the future, our email marketing product may experience competition from Internet Service Providers, or ISPs, advertising and direct marketing agencies and other large established businesses, such as Microsoft Corporation, Google Inc. or Yahoo! Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these entities could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering.

Our other products also face intense competition. Our event marketing product competes with offerings by Eventbrite, Inc., Evite, LLC (a wholly-owned, operating business of IAC/InterActiveCorp), RegOnline®, (a division of The Active Network, Inc.), 123Signup AMS, Inc., Pingg Corp., Acteva.com, Punchbowl Software, Inc., BonaSource Inc. (Wild Apricottm) and with r.s.v.p offerings from some of our email marketing competitors. Our survey product competes with similar offerings by Zoomerang (a division of Market Tools, Inc.) and Surveymonkey.com Corporation and with similar offerings from many other entities, including some of our email marketing competitors.

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

The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract new customers and retain existing customers. In providing our services, we rely on third-party hosting facilities, bandwidth providers, ISPs and mobile networks. Our production system hardware and the disaster recovery operations for our production system hardware are co-located in third-party hosting facilities. These facilities do not guarantee that our customers’ access to our products will be uninterrupted, error-free or secure. Our operations also depend on the ability of our third-party hosting facilities to protect their and our systems against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. In the event that our third-party hosting arrangements are terminated, or there is a lapse of service or damage to these facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities. In 2011, we plan to wind down our use of one hosting facility to transition to a new hosting facility. Despite the precautions we plan to take during this transition, any unsuccessful or delayed data transfers may impair the delivery of our service. In addition, our customer support services, which are located at our headquarters in Waltham, Massachusetts and at our sales and support office in Loveland, Colorado, would experience interruptions as a result of any disruption of electrical, phone or any other similar facility support services. Any interruptions or delays in access to our products or customer support, whether as a result of third-party error, our own error, natural disasters, security breaches or malicious actions, such as denial-of-service or similar attacks, whether accidental or willful, could harm our relationships with customers and our reputation. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to cancel their accounts, any of which could adversely affect our business, financial condition and results of operations.

Our production disaster recovery system is located at one of our third-party hosting facilities. Our corporate disaster recovery system is located at our headquarters in Waltham, Massachusetts. Neither system provides real time backup or has been tested under actual disaster conditions and neither system may have sufficient capacity to recover all data and services in the event of an outage. In the event of a disaster in which our production system hardware and the disaster recovery operations for our production system hardware are irreparably damaged or destroyed, we would experience interruptions in access to our products. Moreover, our headquarters, our production system hardware and the disaster recovery operations for our production system hardware are currently all located within several miles of each other. As a result, any regional disaster could affect all three locations equally. Any or all of these events could cause our customers to lose access to our products, which will harm our business and results of operations.

Our growth strategy requires us to expand our product offerings beyond email marketing and this expansion may not be successful.

We have largely focused our business on providing our email marketing product for small organizations, but in the last few years we have expanded our service offerings. In 2007, we introduced our survey product and our add-on email archive service that enables our customers to archive their past email campaigns. In 2009, we launched our event marketing product. Through our acquisition of privately-held Nutshell Mail, Inc., or NutshellMail, which we completed in May 2010, we now provide a tool for small organizations to monitor and engage with social media networks. Our efforts to introduce new products beyond our email marketing product, including our event marketing and survey products and our social media marketing offerings, may not result in significant revenue growth, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business or product, which may harm our financial performance.

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

We believe that developing and maintaining awareness of the Constant Contact brand in a cost-effective manner is critical to our goal of achieving widespread acceptance of our existing and future products and attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our industry increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and the effectiveness and affordability of our products for our target customer demographic. Historically, our efforts to build our brand have involved significant expense, and it is likely that our future marketing efforts will require us to incur additional significant expenses. Such brand promotion activities may not yield increased revenue and, even if they do, any revenue increases may not offset the expenses we incur to promote our brand. If we fail to promote and maintain our brand successfully, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may lose our existing customers to our competitors or be unable to attract new customers, which would cause our revenue to decrease.

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

Our relationships with our partners may be terminated or may not continue to be beneficial in generating new customers, which could adversely affect our ability to increase our customer base.

We maintain a network of active partners, which include national small business service providers and local small business service providers such as web developers and marketing agencies, which refer customers to us through links on their websites and outbound promotion to their customers. If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us. The number of customers we are able to add through these relationships is dependent on the marketing efforts of our partners over which we exercise very little control, and a significant decrease in the number of new customers generated through these relationships could adversely affect the size of our customer base and revenue.

Competition for employees in our industry is intense, and we may not be able to attract and retain the highly skilled employees whom we need to support our business.

Competition for highly skilled engineering and marketing personnel is intense and we continue to face difficulty identifying and hiring qualified personnel in certain areas of our business and in certain locations. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, particularly in high-technology industries, often consider the value of any equity they may receive in connection with their employment. As a result, any significant volatility in the price of our stock may adversely affect our ability to attract or retain highly skilled engineering and marketing personnel.

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

Our anticipated growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our anticipated growth, we may not be able to implement our business plan successfully.

We are currently experiencing a period of rapid growth in our headcount and operations, which has placed, and will continue to place, to the extent that we are able to sustain such growth, a significant strain on our management and our administrative, operational and financial reporting infrastructure. Our success will depend in part on the ability of our senior management to manage this expected growth effectively. To do so, we believe we will need to continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems. The expected addition of new employees and the capital investments that we anticipate will be necessary to manage our anticipated growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to manage our anticipated growth successfully, we will be unable to execute our business plan.

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

We rely on computer hardware purchased and software licensed from third parties in order to offer our products, including hardware and software from such large vendors as International Business Machines Corporation, Dell Computer Corporation, 3PAR Inc., a division of the Hewlett-Packard Company, Oracle Corporation, Juniper Networks, Inc., Cisco Systems, Inc., Ciena Corporation and EMC Corporation. This hardware and software may not continue to be available on commercially reasonable terms, or at all. If we lose the right to use any of this hardware or software or such hardware or software malfunctions, our customers could experience delays or be unable to access our services until we can obtain and integrate equivalent technology or repair the cause of the malfunctioning hardware or software. Any delays or failures associated with our services could upset our customers and harm our business. In addition, if we fail to remain in compliance with the licensing requirements related to any third-party computer hardware and software we use, we may be subject to unanticipated expenses, auditing costs, penalties and the loss of such hardware and software, all of which could have a material adverse effect on our financial condition and results of operations.

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

As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. In addition, many of our agreements with our partners require us to indemnify them for third-party intellectual property infringement claims, which would increase the cost to us resulting from an adverse ruling on any such claim. Even if we have not infringed any third parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management time. Finally, if a third party successfully asserts a claim that our products infringe its proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all and we may be required to pay significant monetary damages to such third party.

Providing our products to customers outside the United States exposes us to risks inherent in international business.

Customers in more than 160 countries and territories currently use our email marketing product, and we expect to expand our international operations in the future. Accordingly, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. The risks and challenges associated with providing our products to customers outside the United States include:

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

We have incurred net losses in the past and may incur net losses in the future. While we reported net income for 2010, we experienced net losses in each of the previous years and may experience net losses in the future. There is no guarantee we will be profitable in the future. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be profitable in any future period. Our recent revenue growth may not be indicative of our future performance. In future periods, we may not have any revenue growth, or our revenue could decline.

We are incurring significant costs as a result of operating as a public company, and our management has been, and will continue to be, required to devote substantial time to compliance initiatives.

The Sarbanes-Oxley Act of 2002, and rules subsequently implemented by the SEC and the NASDAQ Stock Market, and more recent legislation, including the Dodd — Frank Wall Street Reform and Consumer Protection Act, require public companies to meet certain corporate governance standards. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, as a public company, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly.

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

Our ability to use net operating loss carry-forwards in the United States may be limited.

As of December 31, 2010, we had net operating loss carry-forwards of $45.5 million for U.S. federal tax purposes and $6.9 million for state tax purposes. These loss carry-forwards expire at varying dates between 2011 and 2030. To the extent available, we intend to use these net operating loss carry-forwards to reduce the corporate income tax liability associated with our operations, if any. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carry-forwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. While we do not believe that our public stock offerings and prior private financings have resulted in ownership changes that would limit our ability to utilize net operating loss carry-forwards, any subsequent ownership changes could result in such a limitation. To the extent our use of net operating loss carry-forwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carry-forwards, which could have a negative effect on our financial results.

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

In May 2010, we completed our acquisition of NutshellMail and, in February 2011, we completed the acquisition of substantially all of the assets of Bantam Networks, LLC, or Bantam Networks. We have, from time to time, evaluated other acquisition opportunities and may pursue acquisition opportunities in the future. Our acquisitions of NutshellMail and the assets of Bantam Networks were our first significant acquisitions to date and, therefore, our ability as an organization to make and integrate them and any other significant acquisitions is unproven. Moreover, acquisitions involve numerous risks, including:

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

In addition, our acquisition of NutshellMail, Bantam Networks and any other acquisitions we complete may not ultimately strengthen our competitive position or achieve our goals, or such an acquisition may be viewed negatively by our customers, stockholders or the financial markets.

RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

The market price of our common stock has been and may continue to be volatile.

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	quarterly unique customer additions;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in general economic, industry and market conditions;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	the total number of shares of our common stock that have been sold short

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

We conduct our operations in leased facilities. We currently lease approximately 138,000 square feet of office space in Waltham, Massachusetts pursuant to a lease agreement that expires in September 2015 with one five-year extension option. This facility serves as our corporate headquarters. The functions performed at our headquarters include finance, human resources, legal, marketing, sales, customer support, operations, product strategy and research and development. We expect to occupy additional space in this facility under our current lease agreement over the next year.

In Loveland, Colorado, we lease approximately 50,000 square feet of office space under a lease agreement that will expire in April 2019 with three three-year extension options. This facility is used for sales and support personnel. We lease approximately 4,000 and 2,000 square feet of office space in San Francisco, California and Delray, Florida, respectively, pursuant to lease agreements that both expire in 2012. These facilities are used for research and development personnel. In connection with our acquisition in February 2011 of substantially all of the assets of Bantam Networks, LLC, we assumed a lease for a small amount of temporary office space in New York, New York. We expect to sign a lease for permanent office space in New York City during the first half of 2011. Our facility in New York City is used for research and development personnel.

Our production system hardware and the disaster recovery hardware for our production system are currently co-located in third-party hosting facilities located in Eastern Massachusetts. One facility is owned and operated by Digital 55 Middlesex, LLC, an affiliate of Digital Realty Trust, Inc., which provides services to us under an agreement that was scheduled to expire in December 2013. In February 2011, we signed a new agreement with Digital 55 Middlesex that will expire in December 2016 with two five-year extension options. The other facility is owned and operated by Internap Network Services Corporation, which provides services to us under an agreement that expires in August 2011. In December 2010, we signed an agreement with Digital Alfred, LLC, also an affiliate of Digital Realty Trust, which owns a hosting facility in Santa Clara, California. The lease term is expected to commence in May 2011 and has an initial term of six years with two four-year extension options. We intend to transition from the Internap facility to the Digital Alfred facility during 2011.

We believe that the total space available to us in the facilities under our current leases and third-party hosting arrangements or obtainable by us on commercially reasonable terms, will meet our needs for the foreseeable future.

For more information about our lease and third-party hosting commitments, see Note 10 Commitments and Contingencies of the Notes to Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in our opinion, would have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “CTCT” on the NASDAQ Global Select Market. Prior to January 1, 2011, our common stock traded on the NASDAQ Global Market. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the NASDAQ Global Market in 2009 and 2010 and the NASDAQ Global Select Market in 2011:

	High	Low

2009:
First Quarter	$17.25	$12.37
Second Quarter	$20.95	$13.67
Third Quarter	$23.09	$18.03
Fourth Quarter	$20.54	$14.70
2010:
First Quarter	$23.76	$16.36
Second Quarter	$26.50	$20.10
Third Quarter	$22.70	$16.75
Fourth Quarter	$32.09	$19.99
2011:
First Quarter (through March 7, 2011)	$31.27	$27.35

Holders of Our Common Stock

As of March 7, 2011, there were 66 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividends; Equity Repurchases

We have never paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. Neither we nor any affiliated purchaser or anyone acting on behalf of us made any purchases of shares of our common stock in the fourth quarter of 2010.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On May 21, 2010, we issued 165,523 shares of our common stock, par value $0.01 per share, in a private placement in reliance on Regulation D under the Securities Act of 1933, as amended, to the former stockholders of Nutshell Mail, Inc. in connection with the closing of our acquisition of Nutshell Mail, Inc. We did not receive any cash proceeds as a result of the issuance of these shares. On June 25, 2010, we filed a registration statement on Form S-3 (File No. 333-167798) covering the resale of these shares by the former stockholders of Nutshell Mail, Inc. The registration statement became effective on July 1, 2010. See also Note 4 Acquisition of NutshellMail of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statements of operations data for the years ended December 31, 2010, 2009 and 2008 and the balance sheet data as of December 31, 2010 and 2009 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share and customer data)

Statements of Operations Data:
Revenue	$174,231	$129,061	$87,268	$50,495	$27,552
Cost of revenue(1)	50,825	37,692	24,251	13,031	7,801

Gross profit	123,406	91,369	63,017	37,464	19,751

Operating expenses:(1)
Research and development	23,985	18,367	15,123	10,341	6,172
Sales and marketing	78,881	61,023	42,851	27,376	18,592
General and administrative	18,028	13,749	9,508	5,445	2,623

Total operating expenses	120,894	93,139	67,482	43,162	27,387

Income (loss) from operations	2,512	(1,770)	(4,465)	(5,698)	(7,636)
Interest and other income (expense), net	341	510	2,409	(2,556)	(203)

Income (loss) before income taxes	2,853	(1,260)	(2,056)	(8,254)	(7,839)
Benefit for income taxes	61	—	—	—	—

Net income (loss)	2,914	(1,260)	(2,056)	(8,254)	(7,839)
Accretion of redeemable convertible preferred stock	—	—	—	(816)	(3,788)

Net income (loss) attributable to common stockholders	$2,914	$(1,260)	$(2,056)	$(9,070)	$(11,627)

Net income (loss) attributable to common stockholders per share:
Basic	$0.10	$(0.04)	$(0.07)	$(0.97)	$(3.38)
Diluted	$0.10	$(0.04)	$(0.07)	$(0.97)	$(3.38)
Weighted average shares outstanding used in computing per share amounts:
Basic	28,765	28,253	27,879	9,366	3,438
Diluted	29,945	28,253	27,879	9,366	3,438
Other Operating Data:
End of period number of unique customers(2)	435,000	350,000	255,000	165,000	90,000

(1)	Amounts include stock-based compensation expense, as follows:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Cost of revenue	$1,124	$706	$354	$81	$25
Research and development	2,491	1,150	737	170	27
Sales and marketing	1,911	1,134	648	133	19
General and administrative	3,026	2,094	1,117	261	12

	$8,552	$5,084	$2,856	$645	$83

(2)	We define our end of period number of unique customers as the number of customers that we invoiced for one or more of our products during the last month of the period rounded to the nearest 5,000.

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$124,353	$113,102	$107,175	$101,535	$12,790
Total assets	167,675	141,488	127,142	111,845	18,481
Deferred revenue	25,103	20,341	15,052	10,354	5,476
Redeemable convertible preferred stock warrant	—	—	—	—	628
Notes payable and capital lease obligation	—	—	—	—	702
Redeemable convertible preferred stock	—	—	—	—	35,322
Total stockholders’ equity (deficit)	126,122	104,968	99,990	94,354	(28,629)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Executive Overview

We are a leading provider of online marketing solutions, including email marketing, social media marketing, event marketing and surveys, for small organizations, including small businesses, associations and non-profits. We seek to help our customers succeed by creating and growing their customer and member relationships. We are committed to small businesses and organizations and have a long history of delivering cost effective, easy-to-use products, support, Knowhow and coaching with a personal touch, all of which empower our customers to create and grow their own customer relationships.

We market our products and acquire our customers through a variety of sources including online marketing, including search engines and advertising on online networks and other websites, offline marketing through television and radio advertising, local seminars and other marketing efforts, relationships with our partners, referrals from our growing customer base, general brand awareness and the inclusion of a link to our website in the footer of the emails sent by our customers.

Our on-demand email marketing product was first offered in 2000. Since that time we have experienced significant growth in revenue and number of customers. We ended 2010 with approximately 435,000 unique paying customers and had revenue for that year of $174 million.

Our business strategy focuses on expanding beyond email marketing to support a multi-product strategy to drive high customer lifetime value through gains in average revenue per customer, retention and gross margin. We believe increasing our customer’s lifetime value will be a key contributor to our continued success. To drive lifetime value we will continue to invest in acquiring new customers, cross-selling our products to our large and growing customer base and driving increased product usage by our customers. We will continue to invest in broadening our platform of Engagement Marketing solutions, which we believe will enable our customers to create and grow their customer and member relationships. In 2010, we made numerous investments to drive future growth:

•	In May 2010, we acquired Nutshell Mail, Inc., a Delaware corporation, to extend our social media marketing capabilities. We offer NutshellMail, a free social media monitoring tool designed for small businesses. We opened a San Francisco office to focus on social media marketing research and development and we are offering specific educational programs for small businesses to help them better understand how to use social media. Social media features are now integrated into all of our product offerings.

•	We created a dedicated event marketing business unit and began scaling our sales and marketing investments to drive future growth of this product. In addition to providing an expanded value proposition to our existing customer base, we believe event marketing represents a great opportunity to attract new customers. We finished 2010 with over 20,000 event marketing customers.

•	In September 2010, we launched our first national television advertising campaign, a new mass reach medium that allows us to raise awareness with a new audience. We believe television advertising strengthens awareness in the marketplace and can feed future growth.

•	We continued to invest in our partner channels through our AppConnect program and by partnering with new solutions providers and co-marketing partners. Our partner channel allows us to expand our reach to customers who might not otherwise use our products. Additionally, partner-sourced customers tend to have higher average monthly revenue, higher retention rates and lower support costs

In February 2011, we acquired substantially all of the assets of Bantam Networks LLC, a provider of social customer relationship management software, or CRM. We expect to utilize Bantam Network’s social CRM technology to create a unified repository of customer data across all channels, including clicks, email opens, survey responses, event participation and social media interactions. We believe this technology will play an important role in how data is captured, reported and analyzed for our customers, helping them better track, measure and increase customer engagement. We anticipate that social CRM functionality eventually will be incorporated into all of our products. See also Note 11 Subsequent Events of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Key Financial and Operating Metrics

In connection with the ongoing operation of our business, our management regularly reviews key financial and operating metrics. Given our strategy we pay particular attention to customer acquisition metrics, number of products per customer and average revenue per customer. We also consider other operating metrics such as revenue, gross margin, expenses, cost of acquisition, trialer growth, conversion rates for our website visitors and our trialers, customer attrition, customer satisfaction rates, success in cross selling and growing customer list sizes, average speed of answer for customer support calls, email deliverability rates and capital expenditures, among others. Management considers these financial and operating metrics critical to understanding and improving our business, reviewing our historical performance, benchmarking our performance versus other companies and identifying current and future trends, and for planning purposes.

In addition, we consider the following non-GAAP financial measures to be key indicators of our financial performance:

•	“adjusted EBITDA,” which we define as GAAP net income (loss) plus depreciation and amortization and stock-based compensation, minus interest and other income and adjusted for income taxes;

•	“adjusted EBITDA margin,” which we define as adjusted EBITDA divided by revenue; and

•	“free cash flow,” which we define as net cash flow from operating activities less acquisition of property and equipment.

We believe that these non-GAAP financial measures are useful to management and investors in evaluating our operating performance for the periods presented and provide a tool for evaluating our ongoing operations. These non-GAAP financial measures, however, are not a measure of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered a substitute for GAAP financial measures, including but not limited to net income (loss) or cash flows from operating, investing and financing activities and may not be comparable to similarly titled measures reported by other companies.

Certain Trends and Uncertainties

The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary should be considered along with the factors set forth under Item 1A —“Risk Factors” and elsewhere in this Annual Report on Form 10-K.

•	We continue to closely monitor current economic conditions, particularly as they impact small businesses, associations and non-profits. While the overall economy appears to be improving, we believe that small organizations continue to experience some amount of economic hardship. If this economic hardship continues or worsens, our financial results could be adversely impacted.

•	We believe that given the size of our potential market and the relatively low barriers to entry, competition will continue to increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses, will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

•	As of December 31, 2010, we had cash and cash equivalents and marketable securities of $124 million. Year over year we experienced a decline in our investment income as a result of the reduction in interest rates generally.

Sources of Revenue

We derive our revenue principally from subscription fees from our customers. Our revenue is driven primarily by the number of paying customers and the subscription fees for our products and is not concentrated within any one customer or group of customers. In 2010, our top 100 customers accounted for less than 1% of our total revenue. We do not require our customers to commit to a contractual term; however, our customers are required to prepay for subscriptions on a monthly, semi-annual, or annual basis by providing a credit card or bank check. Fees are recorded initially as deferred revenue and then recognized as revenue on a daily basis over the prepaid subscription period.

We also generate a small amount of revenue from ancillary services related to our products, which primarily consist of custom services and training through our experts program. Revenue generated from professional services and training accounted for approximately 1% of gross revenue for each of the years ended December 31, 2010, 2009 and 2008.

Cost of Revenue and Operating Expenses

We allocate certain occupancy and general office related expenses, such as rent, utilities, office supplies and depreciation of general office assets to cost of revenue and operating expense categories based on headcount. As a result, an occupancy expense allocation is reflected as personnel related costs in cost of revenue and each operating expense category.

Cost of Revenue.  Cost of revenue consists primarily of wages and benefits for software operations and customer support personnel, credit card processing fees and depreciation and amortization, maintenance and hosting of our software applications underlying our product offerings. We allocate a portion of customer support costs relating to assisting trial customers to sales and marketing expense.

The expenses related to our hosted software applications are affected by the number of customers who subscribe to our products and the complexity and redundancy of our software applications and hosting infrastructure. We expect cost of revenue to increase in absolute dollars as we expect to increase our number of customers. Additionally, as we transition to a new third-party hosting facility in California in 2011, we expect cost of revenue to increase as a percentage of revenue in the short term but to decrease over time as we gain efficiencies created by our expected revenue growth and cost savings resulting from this new hosting facility.

Research and Development.  Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on improving ease of use, functionality and technological scalability of our existing products as well as on developing new offerings. We primarily expense research and development costs. However, direct development costs related to software enhancements that add functionality are capitalized and amortized over their useful life. We expect that on an annual basis research and development expenses will increase in absolute dollars as we continue to enhance and expand our product offerings, but decline as a percentage of revenue as we expect to continue to grow our revenue at a faster rate.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees and the portion of customer support costs that relate to assisting trial customers. Advertising costs consist primarily of pay-per-click advertising with search engines, other online and offline advertising media, including television, radio and print advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships and event costs. In order to continue to grow our business and brand and category awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect that on an annual basis, sales and marketing expenses will increase in absolute dollars, but decrease as a percentage of revenue as we expect to continue to grow our revenue at a faster rate.

General and Administrative.  General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology support, finance and accounting personnel, professional fees, board compensation and expenses, certain taxes and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the anticipated growth of our business and incur costs related to operating as a public company. Therefore, we expect that our general and administrative expenses will increase in absolute dollars, but remain generally consistent or decline slightly as a percentage of revenue as we expect to continue to grow our revenue at a similar rate.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below may have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See also Note 2 Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Revenue Recognition.  We provide access to our products through subscription arrangements whereby the customer is charged a fee for access for a defined term. Subscription arrangements include access to use our software via the Internet and support services, such as telephone support. When there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured, we recognize revenue on a daily basis over the subscription period as the services are delivered.

We also offer ancillary services to our customers related to our products such as custom services and training through our experts program. Custom services and training revenue is accounted for separate from subscription revenue as those services have value on a standalone basis, do not involve a significant degree of risk or unique acceptance criteria and as the fair value of our subscription services is evidenced by their availability on a standalone basis. Custom services and training revenue is recognized as the services are performed.

Income Taxes.  Income taxes are provided for tax effects of transactions reported in the financial statements and consist of income taxes currently due plus deferred income taxes related to timing differences between the basis of certain assets and liabilities for financial statement and income tax reporting purposes. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We account for uncertainty in income taxes recognized in our financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

Goodwill and Acquired Intangible Assets.  We record goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. We perform our assessment for impairment of goodwill on an annual basis and we have determined that there is a single reporting unit for the purpose of conducting this annual goodwill impairment assessment. For purposes of assessing potential impairment, we annually estimate the fair value of the reporting unit (based on our market capitalization) and compare this amount to the carrying value of the reporting unit (as reflected by our total stockholders’ equity). If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. We completed our annual impairment test of goodwill on November 30, 2010. Based upon that evaluation, we determined that our goodwill was not impaired.

Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. As the pattern of consumption of the economic benefits of the intangible assets cannot be reliably determined, we amortize acquired intangible assets over their estimated useful lives on a straight-line basis.

Software and Website Development Costs.  Relative to development costs of our on-demand products and website, we capitalize certain direct costs to develop functionality as well as certain upgrades and enhancements that are probable to result in additional functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized as part of property and equipment until the software is substantially complete and ready for its intended use. Once placed in use, capitalized software is amortized over a three-year period in the expense category to which the software relates.

Stock-Based Compensation.  We value all stock-based compensation, including grants of stock options, restricted stock and restricted stock units, at fair value on the date of grant, and expense the fair value over the applicable service period. The straight-line method is applied to all awards with service conditions, while the graded vesting method is applied to all awards with both service and performance conditions.

We base the fair value of common stock on the quoted market price of our stock. The fair value of restricted stock and restricted stock units is based on the fair value of common stock on the date of grant. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Because we have a limited history of operating as a public company, the expected term assumption is based on the “simplified method” for estimating expected term for awards that qualify as “plain-vanilla” options. Expected volatility is based on historical volatility of the publicly traded stocks of a peer group of companies, inclusive of us, commencing October 2007. The risk-free interest rate is determined by reference to U.S. Treasury yields at or near the time of grant for time periods similar to the expected term of the award. The relevant data used to determine the value of the stock option grants is as follows:

	Year Ended December 31,
	2010	2009	2008

Weighted average risk-free interest rate	2.41%	2.64%	2.24%
Expected term (in years)	6.1	6.1	6.1
Weighted average expected volatility	52.17%	53.80%	54.37%
Expected dividends	0%	0%	0%

These assumptions represented our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. Authoritative guidance requires that we recognize compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, we have considered our historical experience to estimate pre-vesting forfeitures for awards with service conditions. For awards with performance conditions we estimate the probability that the performance condition will be met. If our actual forfeiture rate is materially different from the estimate, our stock-based compensation expense could be significantly different from what we have recorded in the current period.

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated as a percentage of total revenue.

	Years Ended
	December 31,
	2010	2009	2008

Revenue	100%	100%	100%
Cost of revenue	29	29	28

Gross profit	71	71	72

Operating expenses:
Research and development	14	14	17
Sales and marketing	45	47	49
General and administrative	10	11	11

Total operating expenses	69	72	77

Income (loss) from operations	2	(1)	(5)
Interest and other income	—	—	3

Income (loss) before income taxes	2	(1)	(2)
Benefit from income taxes	—	—	—

Net income (loss)	2%	(1)%	(2)%

Years Ended December 31, 2010, 2009 and 2008

Revenue

	Years Ended December 31,			2010-2009	2009-2008
	2010	2009	2008	% Change	% Change
	(Dollars in thousands)

Revenue	$174,231	$129,061	$87,268	35%	48%

Revenue increased by $45.2 million from 2009 to 2010. The increase resulted primarily from an approximately 31% increase in the number of average monthly customers and an approximately 4% increase in average revenue per customer. The increase in average revenue per customer was due to an increase in average customer list size and additional revenue from add-ons to our email marketing product and from our event marketing and survey products. We expect our average revenue per customer to increase over time.

Revenue increased by $41.8 million from 2008 to 2009. The increase resulted primarily from an approximately 45% increase in the number of average monthly customers and an approximately 3% increase in average revenue per customer.

Cost of Revenue

	Years Ended December 31,			2010-2009	2009-2008
	2010	2009	2008	% Change	% Change
	(Dollars in thousands)

Cost of revenue	$50,825	$37,692	$24,251	35%	55%
Percent of revenue	29%	29%	28%

Cost of revenue increased by $13.1 million from 2009 to 2010 and was 29% of revenue for both years. The increase in absolute dollars resulted primarily from higher depreciation, hosting and maintenance costs of $5.3 million as a result of scaling and adding capacity to our hosting infrastructure. Additionally, $4.9 million and $895,000 of the increase resulted from increased personnel related costs attributable to additional employees in our customer support group and operations group, respectively, as a result of increasing the number of employees to support our customer growth and manage our infrastructure. Approximately $748,000 of the increase related to higher credit card fees due to the higher volume of billing transactions.

Cost of revenue increased by $13.4 million from 2008 to 2009 and increased as a percentage of revenue from 28% to 29%. Of the increase in cost of revenue, $5.1 million resulted from increased depreciation, hosting and maintenance costs as a result of scaling and adding capacity to our hosting infrastructure, inclusive of the impact of operating our second third-party hosting facility in 2008. Additionally, $4.7 million and $2.2 million of the increase resulted from increased personnel costs attributable to additional employees in our customer support group and operations group, respectively, as a result of increasing the number of employees to support our customer growth and manage our infrastructure. Approximately $1.2 million of the increase related to higher credit card fees due to the higher volume of billing transactions. The increase as a percentage of revenue was due primarily to depreciation, hosting and maintenance costs and personnel costs in our operations group increasing at a faster rate than our revenue.

Research and Development Expenses

	Years Ended December 31,			2010-2009	2009-2008
	2010	2009	2008	% Change	% Change
	(Dollars in thousands)

Research and development expenses	$23,985	$18,367	$15,123	31%	21%
Percent of revenue	14%	14%	17%

Research and development expenses increased by $5.6 million from 2009 to 2010. The increase in absolute dollars was primarily due to additional personnel related costs of $4.7 million and additional consulting costs of $782,000 as a result of our continued hiring of research and development employees and use of contractors to further enhance our products.

Research and development expenses increased by $3.2 million from 2008 to 2009. The increase in absolute dollars was primarily due to additional personnel related costs of $2.8 million as a result of increasing the number of research and development employees to further enhance our products and develop new products.

Sales and Marketing Expenses

	Years Ended December 31,			2010-2009	2009-2008
	2010	2009	2008	% Change	% Change
	(Dollars in thousands)

Sales and marketing expenses	$78,881	$61,023	$42,851	29%	42%
Percent of revenue	45%	47%	49%

Sales and marketing expenses increased by $17.9 million from 2009 to 2010. The increase in absolute dollars was primarily due to increased advertising and promotional expenditures of $8.2 million due to continued expansion of our multi-channel marketing strategy including our television and radio advertising campaigns. Additionally, personnel related costs increased by $7.1 million as a result of adding employees related to customer acquisition, cross-selling to our customer base and enabling increased usage and better retention. Partner referral fees also increased by $2.0 million as the number of new customers generated from our partners increased.

Sales and marketing expenses increased by $18.1 million from 2008 to 2009. The increase in absolute dollars was primarily due to increased advertising and promotional expenditures of $10.5 million due to continued expansion of our multi-channel marketing strategy including our radio advertising campaign. Additionally, personnel related costs increased by $5.2 million as a result of adding employees in an effort to generate sales leads and accommodate the growth in sales leads. Partner referral fees also increased by $1.4 million as the number of new customers generated from our partners increased.

General and Administrative Expenses

	Years Ended December 31,			2010-2009	2009-2008
	2010	2009	2008	% Change	% Change
	(Dollars in thousands)

General and administrative expenses	$18,028	$13,749	$9,508	31%	45%
Percent of revenue	10%	11%	11%

General and administrative expenses increased by $4.3 million from 2009 to 2010. The increase in absolute dollars was primarily due to additional personnel related costs of $3.1 million as a result of increasing the number of general and administrative employees to support our overall growth and additional stock-based compensation expense resulting from an increase in equity awards and their related valuations.

General and administrative expenses increased by $4.2 million from 2008 to 2009. The increase in absolute dollars was primarily due to additional personnel related costs of $3.7 million as a result of increasing the number of general and administrative employees to support our overall growth and additional stock-based compensation expense resulting from an increase in stock option grants and their related valuations.

Interest and Other Income

	Years Ended December 31,			2010-2009	2009-2008
	2010	2009	2008	% Change	% Change
	(Dollars in thousands)

Interest and other income	$341	$510	$2,409	(33)%	(79)%

Interest and other income decreased by $169,000 from 2009 to 2010 entirely due to the decrease in interest rates generally available in 2010 as compared to 2009.

Interest and other income decreased by $1.9 million from 2008 to 2009. The decrease was due to the decrease in interest rates earned on our cash equivalents and marketable securities during 2009 as compared to 2008.

Benefit from Income Taxes.  We recorded a benefit for income taxes of $61,000 in 2010, primarily related to the partial release of our valuation allowance as a result of recording intangible assets related to the NutshellMail acquisition, partially offset by state income tax expense. We have not provided for federal income taxes due to the availability of historical operating losses to offset current profitability for federal tax purposes.

Liquidity and Capital Resources

At December 31, 2010, our principal sources of liquidity were cash and cash equivalents and marketable securities of $124 million.

From our inception through the time of our initial public offering, we financed our operations primarily through the sale of redeemable convertible preferred stock, issuance of convertible promissory notes, borrowings under credit facilities and, to a lesser extent, cash flow from operations. In 2007, we completed our initial public offering, in which we issued and sold 6,199,845 shares of common stock at a price to the public of $16.00 per share. We raised $90.4 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. We used $2.6 million of proceeds to repay our outstanding principal and interest under our term loan facility. In 2008, we completed a secondary public offering in which we issued and sold 314,465 shares of common stock at a price to the public of $16.00 per share. We raised $4.0 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. In the future, we anticipate that our primary source of liquidity will be cash generated from our operating activities.

Net cash provided by operating activities was $25.0 million, $21.9 million and $13.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The improvement in cash flow in 2010 was due primarily to a net profit generated in 2010 as compared to a net loss in 2009 and an increase in the add-backs of non-cash expense items such as depreciation and amortization and stock-based compensation expense, partially offset by a smaller amount of cash generated from working capital accounts in 2010 as compared to

2009. The improvement in cash flow in 2009 was due primarily to a smaller net loss in 2009 as compared to 2008, an increase in the add-backs of non-cash expense items such as depreciation and amortization and stock-based compensation expense and a larger amount of cash generated from working capital accounts in 2009 as compared to 2008. Cash provided by operating activities has historically been affected by the amount of net income (loss), growth in prepaid subscriptions, changes in working capital accounts and the timing of rent payment and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $57.7 million, $36.5 million and $42.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net cash used in investing activities consisted primarily of net cash paid to purchase marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Acquisition of property and equipment of $17.2 million, $16.6 million and $13.1 million in 2010, 2009 and 2008, respectively, consisted of the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs. In 2010, we purchased approximately $2.0 million of computer equipment related to the new third-party hosting facility we expect to occupy during 2011. In 2009, we signed a new lease for our corporate headquarters that extended our occupancy through September 2015 and increased the square footage throughout the duration of the lease. We increased the amount of space we occupied in both 2010 and 2009 and acquired property and equipment to outfit the additional space. We made additional capital expenditures in 2010 and 2009 for equipment used in our hosting infrastructure. We opened a second sales and support office in temporary space in July 2008 until our long-term office space was ready for us to occupy in April 2009. We made capital expenditures in 2009 and 2008 to outfit both the temporary and long-term space. We opened a second third-party hosting facility in the first quarter of 2008 and made capital expenditures in 2008 to build out this facility. During 2010, 2009 and 2008, we capitalized $3.5 million, $3.3 million and $1.1 million of costs associated with the development of internal use software. In 2010, we also completed the acquisition of NutshellMail, which included a payment of $2.2 million, net of cash received.

Net cash provided by financing activities was $5.7 million, $1.1 million and $4.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net cash provided by financing activities for 2010 consisted of proceeds from stock issued pursuant to the exercise of stock options of $5.0 million and proceeds received in connection with our employee stock purchase plan of $772,000. Net cash provided by financing activities for 2009 consisted of proceeds from stock issued in connection with our employee stock purchase plan of $674,000 and proceeds from stock issued pursuant to the exercise of stock options of $468,000. Net cash provided by financing activities in 2008 consisted primarily of net proceeds of $4.0 million from our secondary public offering of common stock completed in April 2008. Additionally, we received proceeds of $497,000 from stock issued in connection with our employee stock purchase plan and proceeds of $236,000 from the issuance of our stock pursuant to the exercise of stock options.

As of December 31, 2010, we had federal and state net operating loss carry-forwards of $45.5 million and $6.9 million, respectively, which may be available to offset potential payments of future federal and state income tax liabilities and which, if unused, expire at various dates through 2030 for both federal and state income tax purposes.

In February 2011, we acquired substantially all of the assets of Bantam Networks, LLC for a cash purchase price of $15 million. See also Note 11 Subsequent Events of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. In 2011, we anticipate capital expenditures of approximately $17 million to $19 million, which will consist primarily of hardware and software purchases inclusive of hardware and software related to our new hosting facility that we plan to occupy in 2011, capitalization of internal use software, and furniture and leasehold improvements related to our additional office space.

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

New Accounting Guidance

In September 2009, the Financial Accounting Standards Board issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides another alternative for establishing fair value for a deliverable. When vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective January 1, 2011, and early adoption is permitted. We do not believe the adoption of this guidance will have a material effect on our consolidated financial statements.

In December 2010, the Emerging Issues Task Force issued new accounting guidance on disclosures about supplementary pro forma information for business combinations. The guidance amends existing disclosure criteria, specifying that if a public company presents comparative financial statements it should disclose revenue and earnings of the combined entity as though the business combination occurred as of the beginning of the comparable prior year annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include descriptions of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination that are included in the reported pro forma revenue and earnings. The guidance is prospective and is effective for business combinations occurring after January 1, 2011. As the new guidance relates only to disclosure, adoption will not have an effect on our consolidated financial statements.

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

We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through early 2017.

As of December 31, 2010, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $24.0 million. This amount relates primarily to marketing programs and other non-marketing related goods and services to be delivered over the next twelve months.

The following table summarizes our contractual obligations at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

					More
		Less than			than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Office lease obligations	$29,218	$5,075	$10,920	$10,061	$3,162
Hosting facility agreements	12,022	2,581	5,164	2,518	1,759
Vendor commitments	24,026	24,026	—	—	—

Total	$65,266	$31,682	$16,084	$12,579	$4,921

In the first quarter of 2011, we signed a six month extension for one of our hosting facilities and signed a new agreement that superseded the existing agreement for another hosting facility and which extended the term for an additional three years. Contractual obligations will increase by an additional $2,497, $1,643, $1,263,$1,879, $1,936 and $1,994 for the years ending December 31, 2011, 2012, 2013, 2014, 2015 and 2016, respectively, as a result of these agreements. In connection with our acquisition of substantially all of the assets of Bantam Networks, LLC, we assumed a lease for a small amount of temporary office space on a month-to-month basis.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk.  Our revenue and expenses are generally denominated in U.S. dollars. Accordingly, our results of operations and cash flows are not subject to material fluctuations due to changes in foreign currency exchange rates.

Interest Rate Sensitivity.  We had cash and cash equivalents and marketable securities of $124 million at December 31, 2010, which consisted of cash, government securities, corporate and agency bonds, commercial paper and money market instruments. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates have reduced our interest income in 2010 as compared to 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Constant Contact, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Constant Contact, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Constant Contact, Inc. and its subsidiary (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
March 9, 2011

Constant Contact, Inc.

Consolidated Balance Sheets

	December 31,
	2010	2009
	(In thousands, except share and per share data)

ASSETS
Current assets
Cash and cash equivalents	$32,892	$59,822
Marketable securities	91,461	53,280
Accounts receivable, net of allowance for doubtful accounts	44	53
Prepaid expenses and other current assets	5,562	3,420

Total current assets	129,959	116,575
Property and equipment, net	29,723	23,891
Restricted cash	750	750
Goodwill	5,248	—
Acquired intangible assets, net	781	—
Other assets	1,214	272

Total assets	$167,675	$141,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,444	$5,806
Accrued expenses	6,724	7,211
Deferred revenue	25,103	20,341

Total current liabilities	39,271	33,358
Long-term accrued rent	2,282	3,162

Total liabilities	41,553	36,520

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2010 and 2009	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized at December 31, 2010 and 2009; 29,337,333 and 28,403,673 shares issued and outstanding at December 31, 2010 and 2009, respectively	293	284
Additional paid-in capital	168,974	150,716
Accumulated other comprehensive income	13	40
Accumulated deficit	(43,158)	(46,072)

Total stockholders’ equity	126,122	104,968

Total liabilities and stockholders’ equity	$167,675	$141,488

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Revenue	$174,231	$129,061	$87,268
Cost of revenue	50,825	37,692	24,251

Gross profit	123,406	91,369	63,017

Operating expenses
Research and development	23,985	18,367	15,123
Sales and marketing	78,881	61,023	42,851
General and administrative	18,028	13,749	9,508

Total operating expenses	120,894	93,139	67,482

Income (loss) from operations	2,512	(1,770)	(4,465)
Interest and other income	341	510	2,409

Income (loss) before income taxes	2,853	(1,260)	(2,056)
Benefit for income taxes	61	—	—

Net income (loss)	$2,914	$(1,260)	$(2,056)

Net income (loss) per share:
Basic	$0.10	$(0.04)	$(0.07)
Diluted	$0.10	$(0.04)	$(0.07)
Weighted average shares outstanding used in computing per share amounts:
Basic	28,765	28,253	27,879
Diluted	29,945	28,253	27,879

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Deficit	Equity	Income (Loss)

Balance at December 31, 2007	27,617,014	$276	$136,832	$2	$(42,756)	$94,354
Issuance of common stock in connection with stock option exercises	201,300	2	234			236
Issuance of common stock in connection with employee stock purchase plan	38,033	1	496			497
Issuance of common stock in connection with secondary public offering, net of issuance costs of $756	314,465	3	3,996			3,999
Stock-based compensation expense			2,856			2,856
Unrealized gain on available-for-sale securities				104		104	$104
Net loss					(2,056)	(2,056)	(2,056)

Total comprehensive loss							$(1,952)

Balance at December 31, 2008	28,170,812	282	144,414	106	(44,812)	99,990
Issuance of common stock in connection with stock option exercises	187,283	2	466			468
Issuance of common stock in connection with employee stock purchase plan	45,578	—	674			674
Stock-based compensation expense			5,162			5,162
Unrealized loss on available-for-sale securities				(60)		(60)	$(60)
Reclassification adjustment for realized gains on available-for-sale securities included in net loss				(6)		(6)	(6)
Net loss					(1,260)	(1,260)	(1,260)

Total comprehensive loss							$(1,326)

Balance at December 31, 2009	28,403,673	$284	$150,716	$40	$(46,072)	$104,968
Issuance of common stock in connection with stock option exercises	619,210	6	4,952			4,958
Issuance of common stock in connection with acquisition of Nutshell Mail, Inc.	165,523	2	3,601			3,603
Issuance of restricted stock	112,887	1	(1)			—
Issuance of common stock in connection with employee stock purchase plan	36,040	—	772			772
Stock-based compensation expense			8,934			8,934
Unrealized loss on available-for-sale securities				(16)		(16)	$(16)
Reclassification adjustment for realized gains on available-for-sale securities included in net income				(11)		(11)	(11)
Net income					2,914	2,914	2,914

Total comprehensive income							$2,887

Balance at December 31, 2010	29,337,333	$293	$168,974	$13	$(43,158)	$126,122

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities
Net income (loss)	$2,914	$(1,260)	$(2,056)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	11,897	8,572	5,558
Amortization (accretion) of premium (discount) on investments	128	72	(46)
Stock-based compensation expense	8,552	5,084	2,856
(Recovery of) provision for bad debts	(2)	(8)	6
Gain on sales of marketable securities	(11)	(6)	—
Deferred income taxes	(180)	—	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	11	(5)	16
Prepaid expenses and other current assets	(2,130)	250	(1,969)
Other assets	(942)	(122)	103
Accounts payable	1,638	1,020	928
Accrued expenses	(709)	1,750	2,283
Deferred revenue	4,762	5,289	4,698
Long-term accrued rent	(880)	1,309	1,502

Net cash provided by operating activities	25,048	21,945	13,879

Cash flows from investing activities
Purchases of marketable securities	(147,525)	(65,739)	(33,798)
Proceeds from maturities of marketable securities	87,195	33,750	4,500
Proceeds from sales of marketable securities	22,005	12,509	—
Net increase in restricted cash	—	(442)	—
Payment for acquisition, net of cash acquired	(2,225)	—	—
Acquisition of property and equipment, including costs capitalized for development of internal use software	(17,158)	(16,586)	(13,121)

Net cash used in investing activities	(57,708)	(36,508)	(42,419)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to exercise of stock options	4,958	468	236
Proceeds from issuance of common stock pursuant to employee stock purchase plan	772	674	497
Proceeds from issuance of common stock in connection with secondary public offering, net of issuance costs of $756	—	—	3,999

Net cash provided by financing activities	5,730	1,142	4,732

Net decrease in cash and cash equivalents	(26,930)	(13,421)	(23,808)
Cash and cash equivalents, beginning of year	59,822	73,243	97,051

Cash and cash equivalents, end of year	$32,892	$59,822	$73,243

Supplemental disclosure of cash flow information
Cash paid for income taxes	$36	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock in connection with the acquisition of NutshellMail, Inc.	$3,603	$—	$—
Acquisition of property and equipment included in accrued expenses	—	—	250
Capitalization of stock-based compensation	382	78	—

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share amounts)

1.	Nature of the Business

Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation on August 25, 1995. The Company reincorporated in the State of Delaware in 2000. The Company is a leading provider of on-demand email marketing, social media marketing, event marketing and online survey products to small organizations, including small businesses, associations and non-profits. The Company’s email marketing product allows customers to create, send and track email marketing campaigns. The Company’s social media marketing features allow customers to easily manage and optimize their presence across multiple social media networks. The Company’s event marketing product enables customers to promote and manage events, track event registrations and collect online payments. The Company’s online survey product enables customers to create and send surveys and analyze the responses. These products are designed and priced for small organizations and are marketed directly by the Company and through a wide variety of partners.

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

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, are used to measure fair value:

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
(amounts in thousands, except share and per share amounts)

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The Company had cash equivalents of $23,488 and $49,630 at December 31, 2010 and 2009, respectively, which were invested in money market instruments and marketable securities of $91,461 and $53,280 at December 31, 2010 and 2009, respectively. The Company carries these cash equivalents and marketable securities at fair value based on quoted market prices. Quoted market prices are a Level 1 measurement in the hierarchy of fair value measurements.

Fair Value Option for Financial Assets and Financial Liabilities

Authoritative guidance allows companies to choose to measure many financial instruments and certain other items at fair value. The Company has elected not to apply the fair value option to any of its financial assets or liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. The Company also considers receivables related to customer credit card purchases of $1,114 and $1,006 at December 31, 2010 and 2009, respectively, to be equivalent to cash. Cash equivalents are stated at fair value.

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest and other income based on the specific identification method. Fair value is determined based on quoted market prices.

At December 31, 2010, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury Notes	40,191	21	(2)	40,210
International Government Bond	510	—	(1)	509
Corporate and Agency Bonds	47,304	6	(11)	47,299
Commercial Paper	3,443	—	—	3,443

Total	$91,448	$27	$(14)	$91,461

At December 31, 2010, marketable securities consisted of investments that mature within one year with the exception of U.S. Treasury Notes with a fair value of $8,060 and agency bonds with a fair value of $8,578, which have maturities within two years.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share amounts)

At December 31, 2009, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury Bills	$31,928	22	$(3)	$31, 947
Corporate and Agency Bonds	17,712	21	—	17,733
Certificates of Deposit	3,600	—	—	3,600

Total	$53,240	$43	$(3)	$53,280

At December 31, 2009, marketable securities consisted of investments that matured within one year.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. At December 31, 2010 and 2009, the Company had substantially all cash balances at certain financial institutions without or in excess of federally insured limits, however, the Company maintains its cash balances and custody of its marketable securities with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the years ended December 31, 2010, 2009 and 2008, no customers accounted for more than 10% of total revenue.

Goodwill and Acquired Intangible Assets

The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company performs its annual assessment for impairment of goodwill on November 30 and has determined that there is a single reporting unit for the purpose of conducting this annual goodwill impairment assessment. For purposes of assessing potential impairment, the Company annually estimates the fair value of the reporting unit (based on the Company’s market capitalization) and compares this amount to the carrying value of the reporting unit (as reflected by the Company’s total stockholders’ equity). If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required.

Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. As the pattern of consumption of the economic benefits of the intangible assets cannot be reliably determined, the Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets or, where applicable and if shorter, over the lease term. Upon retirement or sale, the

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share amounts)

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

Revenue Recognition

The Company provides access to its products through subscription arrangements whereby the customer is charged a fee for access for a defined term. Subscription arrangements include access to use the Company’s software via the Internet and support services, such as telephone, email and chat support. When there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured, the Company recognizes revenue on a daily basis over the subscription period as the services are delivered. Delivery is considered to have commenced at the time the customer has paid for the products and has access to the account via a log-in and password. The Company also offers ancillary services to its customers related to its products such as custom services and training. Custom services and training revenue is accounted for separate from subscription revenue as those services have value on a standalone basis, do not involve a significant degree of risk or unique acceptance criteria and as the fair value of the Company’s subscription services is evidenced by their availability on a standalone basis. Custom services and training revenue is recognized as the services are performed.

Deferred Revenue

Deferred revenue consists of payments received in advance of delivery of the Company’s on-demand products described above and is recognized as the revenue recognition criteria are met. The Company’s customers pay for services in advance on a monthly, semiannual or annual basis.

Software and Website Development Costs

Relative to development costs of its on-demand products and website, the Company capitalizes certain direct costs to develop functionality as well as certain upgrades and enhancements that are probable to result in additional functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized as part of property and equipment until the software is substantially complete and ready for its intended use. Capitalized software is amortized over a three-year period in the expense category to which the software relates.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share amounts)

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale securities. The Company had gross unrealized gains and losses of $27 and $(14), respectively, as of December 31, 2010, and gross unrealized gains and losses of $43 and ($3), respectively, as of December 31, 2009. The Company had realized gains of $11 and $6 in 2010 and 2009, respectively, related to the sales of marketable securities. There were no realized gains or losses recorded to net loss for the year ended December 31, 2008.

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

The following is a summary of the shares used in computing diluted net income per share for the year ended December 31, 2010:

(In thousands)

Weighted average shares used in calculating basic net income per share	28,765
Stock options	1,167
Warrants	1
Unvested restricted shares and restricted share units	12

Shares used in computing diluted net income per share	29,945

The Company excluded the following common stock equivalents from the computation of diluted net income (loss) per share because they had an anti-dilutive impact either because the proceeds from the exercise of the options under the treasury stock method were in excess of the average fair market value for the period or because the Company had a net loss in the period:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Options to purchase common stock	1,833	3,394	2,366
Warrants to purchase common stock	—	1	1
Unvested restricted stock and restricted stock units	6	27	75

Total options, warrants, restricted stock and restricted stock units exercisable into common stock	1,839	3,422	2,442

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share amounts)

Advertising Expense

The Company expenses advertising as incurred. Advertising expense was $39,214, $31,664 and $22,388 during the years ended December 31, 2010, 2009 and 2008, respectively.

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

Income Taxes

Income taxes are provided for tax effects of transactions reported in the financial statements and consist of income taxes currently due plus deferred income taxes related to timing differences between the basis of certain assets and liabilities for financial statement and income tax reporting purposes. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

New Accounting Guidance

In September 2009, the Financial Accounting Standards Board issued authoritative guidance on revenue arrangements with multiple deliverables that are not covered by software revenue guidance. This guidance provides another alternative for establishing fair value for a deliverable when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined. Under this guidance, companies will be required to develop a best estimate of the selling price for separate deliverables. Arrangement consideration will need to be allocated using the relative selling price method as the residual method will no longer be permitted. This guidance is effective for the Company on January 1, 2011. The Company does not believe the adoption of this guidance will have a material effect on its consolidated financial statements.

In December 2010, the Emerging Issues Task Force issued new accounting guidance on disclosures about supplementary pro forma information for business combinations. The guidance amends existing disclosure criteria, specifying that if a public company presents comparative financial statements it should disclose revenue and earnings of the combined entity as though the business combination occurred as of the beginning of the comparable prior year annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include descriptions of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination that are included in the reported pro forma revenue and earnings. The guidance is prospective and is effective for business combinations occurring after January 1, 2011. As the new guidance relates only to disclosure, adoption will not have an effect on the Company’s consolidated financial statements.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share amounts)

3.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2010	2009

Computer equipment	$29,461	$21,129
Software	18,338	13,266
Furniture and fixtures	5,287	3,751
Leasehold improvements	6,755	5,982

Total property and equipment	59,841	44,128
Less: Accumulated depreciation and amortization	30,118	20,237

Property and equipment, net	$29,723	$23,891

Depreciation and amortization expense was $11,708, $8,572 and $5,558 for the years ended December 31, 2010, 2009 and 2008, respectively. During 2010 and 2008, the Company retired assets that had a gross book value of $1,827 and $65, respectively, and no net book value.

The Company capitalized costs associated with the development of internal use software of $3,516, $3,266 and $1,134 included in Software above and recorded related amortization expense of $1,885, $776 and $340 (included in depreciation and amortization expense) during the years ended December 31, 2010, 2009 and 2008, respectively. The remaining net book value of capitalized software costs was $5,657 and $4,026 as of December 31, 2010 and 2009, respectively.

4.	Acquisition of NutshellMail

On May 21, 2010, the Company acquired by merger all of the outstanding capital stock of Nutshell Mail, Inc., a Delaware corporation (“NutshellMail”), in order to broaden the Company’s offerings related to social media. NutshellMail offers a free service that collects and organizes the latest messages and activity from social networks into an interactive email. The operating expenses of NutshellMail are included in the consolidated financial statements beginning on the acquisition date and are not material to the consolidated results of the Company. The operations of NutshellMail prior to the acquisition were not material to the consolidated results of the Company.

The aggregate purchase price was $5,972 including $2,369 of cash and 165,523 shares of common stock valued at $3,603. For financial reporting purposes, the fair value of the common stock issued was based on the closing market price of the Company’s common stock on May 21, 2010, the closing date of the acquisition. The Company allocated the purchase price as follows:

Current assets, including cash of $144	$156
Purchased technology	970
Goodwill	5,248

Total assets acquired	6,374
Fair value of liabilities assumed	402

Net assets acquired	$5,972

The purchased technology was valued using the cost-to-replace method. The estimated economic life of the purchased technology is three years.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share amounts)

Goodwill was recognized for the excess purchase price over the fair value of the net assets acquired. Goodwill is primarily attributable to NutshellMail’s knowledge of social media and expertise in working with social media tools. Goodwill from the NutshellMail acquisition will be included within the Company’s one reporting unit and will be included in the Company’s enterprise level annual review for impairment. Goodwill resulting from the acquisition of NutshellMail is not deductible for tax purposes.

5.	Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $5,248 as of December 31, 2010. The Company’s goodwill resulted from the acquisition of NutshellMail in May 2010 (see Note 4). Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis. The Company completed its annual impairment test of goodwill on November 30, 2010. Based upon that evaluation, the Company determined that its goodwill was not impaired.

Acquired intangible assets consist of developed technology and are stated at cost less accumulated amortization. Amortization is on a straight-line basis over the estimated economic life of three years. The gross and net carrying amount of acquired intangible assets was $970 and $781, respectively at December 31, 2010. The Company recorded amortization expense of $189 for the year ended December 31, 2010. Future estimated amortization expense for intangible assets is $323 for each of 2011 and 2012 and $135 for 2013.

6.	Stockholders’ Equity and Stock-Based Awards

Secondary Public Offering

On April 30, 2008, the Company closed a secondary public offering of 5,221,000 shares of common stock, of which 314,465 shares were sold by the Company and 4,906,535 shares were sold by existing stockholders, at a price to the public of $16.00 per share. Proceeds to the Company were $3,999, net of underwriting discounts and offering costs.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.01 per share, all of which preferred stock is undesignated.

Common Stock

The Company has authorized 100,000,000 shares of common stock, par value $0.01 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of preferred stock outstanding.

Stock-Based Awards

The Company is permitted to grant stock-based awards to employees, officers, directors, consultants and advisors of the Company under the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards with a maximum term of ten years. These awards may be granted to the Company’s employees, officers, directors, consultants and advisors. The 2007 Plan contains an evergreen provision that allows for an annual increase in the number of shares available for issuance on the first day of each year beginning in 2008 and ending on the second day of 2017. The increase

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share amounts)

is based on a formula and cannot exceed 700,000 shares of common stock per year. As of December 31, 2010, 315,916 shares of common stock were available for issuance under the 2007 Plan. The Company also has an additional plan, the 1999 Stock Plan (“the 1999 Plan”), with options outstanding and from which it will not grant any additional awards.

The Company applies the fair value recognition provisions for all stock-based awards granted or modified in accordance with authoritative guidance. Under this guidance the Company records compensation costs over the requisite service period of the award based on the grant-date fair value. The straight-line method is applied to all grants with service conditions, while the graded vesting method is applied to all grants with both service and performance conditions.

Stock Options

During the years ended December 31, 2010, 2009 and 2008, the Company granted 1,313,350, 1,369,350 and 1,109,900 stock options, respectively, to certain employees and directors. The vesting of most of these awards is time-based and the restrictions typically lapse 25% after one year and quarterly thereafter for the next 36 months in the case of employees and 33% after one year and quarterly thereafter for the next 24 months in the case of directors. A certain number of awards granted in 2009 had both performance-based and time-based vesting criteria; the performance-based criteria were not met and consequently the awards did not vest and were cancelled as of December 31, 2010.

Through December 31, 2010, stock options were granted with exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company bases fair value of common stock on the quoted market price.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Because the Company has a limited history of operating as a public company, the expected term assumption was based on the “simplified method” for estimating expected term for awards that qualify as “plain-vanilla” options. Expected volatility was based on historical volatility of the publicly traded stock of a peer group of companies, inclusive of the Company, commencing October 2007. The risk-free interest rate was determined by reference to U.S. Treasury yields at or near the time of grant for time periods similar to the expected term of the award. The relevant data used to determine the value of the stock option grants is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Weighted average risk-free interest rate	2.41%	2.64%	2.24%
Expected term (in years)	6.1	6.1	6.1
Weighted average expected volatility	52.17%	53.80%	54.37%
Expected dividends	0%	0%	0%

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share amounts)

A summary of stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value

Balance at December 31, 2009	4,147,312	$12.49	8.14	$20,420
Granted	1,313,350	22.88
Exercised	(619,210)	8.00
Forfeited	(438,043)	17.55

Balance at December 31, 2010	4,403,409	$15.72	7.92	$67,308

Vested and expected to vest at December 31, 2010	4,288,972	$15.58	7.86	$66,140
Exercisable at December 31, 2010	1,878,280	$10.35	6.59	$38,808

The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on December 31, 2010, $30.99 per share, and the exercise prices of the options.

The weighted average grant-date fair value of grants of stock options was $11.84, $9.02 and $8.22 per share for the years ended December 31, 2010, 2009 and 2008, respectively.

The total intrinsic value of stock options exercised was $9,529, $2,877 and $3,250 for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock Purchase Plan

The Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), became effective upon the completion of the Company’s initial public offering. Six-month offering periods begin on January 1 and July 1 of each year during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price for offerings during 2008, 2009 and 2010 was equal to 85% of the closing market price of the Company’s common stock at the end of the offering period. Stock based compensation was determined based on the discount of 15% from the per share market price on the last day of the purchase period. During 2008, 38,033 shares of common stock were purchased for total proceeds to the Company of $497. During 2009, 45,578 shares of common stock were purchased for total proceeds to the Company of $674. During 2010, 36,040 shares of common stock were purchased for total proceeds to the Company of $772. As of December 31, 2010, 230,349 shares of common stock were available for issuance to participating employees under the Purchase Plan.

Restricted Stock and Restricted Stock Units

During the year ended December 31, 2005, the Company sold 192,010 shares of restricted stock at fair value to a certain employee. The vesting of this award was time-based with restrictions lapsing over four years. All shares had vested as of December 31, 2009, and the total fair value of shares vested during the years ended December 31, 2009 and 2008 was $849 and $798, respectively.

During 2010, the Company granted 112,887 shares of restricted stock with a grant date fair value of $21.17 per share that contained both time-based and performance-based vesting. Time-based restrictions lapse over three years while the performance criterion is a two part performance goal, the first of which was met in 2010. The total fair value of shares vested during the year ended December 31, 2010 was $957.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share amounts)

During 2010, the Company granted 157,669 restricted stock units that contain both time-based and performance based vesting conditions. The weighted average fair value of the restricted stock units issued was $22.60 per stock unit and time-based vesting restrictions lapse over 4 years. Upon vesting, the restricted stock units entitle the holder to one share of common stock for each restricted stock unit. As of December 31, 2010, there have been no vesting or cancellations of the restricted stock units and all remain outstanding. The Company estimates that 131,974 shares of restricted stock units with a weighted average remaining contractual term of 9.81 years will ultimately vest.

Stock-Based Compensation

For the years ended December 31, 2010, 2009 and 2008, the Company recognized stock-based compensation expense of $8,552, $5,084 and $2,856, respectively. The unrecognized compensation expense associated with outstanding stock options, restricted stock and restricted stock units at December 31, 2010 was $27,338, which is expected to be recognized over a weighted-average period of 2.98 years

The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Years Ended
	December 31,
	2010	2009	2008

Cost of revenue	$1,124	$706	$354
Research and development	2,491	1,150	737
Sales and marketing	1,911	1,134	648
General and administrative	3,026	2,094	1,117

	$8,552	$5,084	$2,856

Additionally, the Company capitalized $382 and $78 of stock-based compensation expense related to the development of internal use software for the years ended December 31, 2010 and 2009. No stock-based compensation expense was capitalized during the year ended December 31, 2008.

7.	Income Taxes

For the year ended December 31, 2010, the Company recorded a tax benefit of $61 primarily related to the partial release of the valuation allowance of $180 as a result of recording intangible assets related to the NutshellMail acquisition partially offset by state income tax expense of $119. As a result of losses incurred,

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share amounts)

the Company did not provide for income taxes in the years ended December 31, 2009 or 2008. A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended
	December 31,
	2010	2009	2008

Statutory rate	34%	34%	34%
Increase in deferred tax asset valuation allowance	(36)	(41)	(27)
State taxes, net of federal benefit	3	(11)	19
Impact of permanent differences	3	(6)	(2)
Stock options	33	(64)	(20)
Expiration of state net operating loss carryforwards	—	—	(3)
Tax credits	(39)	94	17
Impact of change in effective state tax rates	—	—	(18)
Other	—	(6)	—

	(2)%	0%	0%

The Company had net deferred tax assets related to temporary differences and operating loss carry-forwards as follows:

	December 31,
	2010	2009

Deferred tax assets
Current:
Accrued expenses	$822	$640

Total current	822	640

Noncurrent:
Net operating loss carry-forwards	10,462	11,146
Fixed assets	—	776
Research and development credit carry-forwards	5,300	4,143
Stock options	3,138	1,827
Other	44	26

Total noncurrent	18,944	17,918

Total gross deferred tax assets	19,766	18,558
Deferred tax asset valuation allowance	(15,828)	(17,062)

Deferred tax assets	3,938	1,496

Deferred tax liabilities-non-current
Capitalized research and development	(2,420)	(1,496)
Fixed assets	(1,224)	—
Intangible assets	(294)	—

Total deferred tax liabilities — non-current	(3,938)	(1,496)

Net deferred tax assets	$—	$—

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share amounts)

The Company has provided a valuation allowance for the full amount of its net deferred tax assets because at December 31, 2010 and 2009, it is not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carry-forwards would be realized. The decrease in the valuation allowance for the year ended December 31, 2010 of $1,234 was attributable primarily to an increase in the Company’s deferred tax liabilities for capitalized research and development, fixed assets and intangible assets as well as a decrease in net operating loss carry-forwards, partially offset by the increase in research and development credit carry-forwards and stock options. The increase in the valuation allowance for the year ended December 31, 2009 of $503 was attributable primarily to the increase in research and development credit carry-forwards and stock options partially offset by a decrease in net operating loss carry-forwards due to the usage of state net operating losses and an increase in the Company’s deferred tax liability for capitalized research and development. The increase in the valuation allowance for the year ended December 31, 2008 of $523 was attributable primarily to the increase in research and development credit carryforwards partially offset by the decrease in net operating loss carryforwards due to the expiration of state net operating loss carryforwards.

At December 31, 2010, the Company had federal and state net operating loss carry-forwards of approximately $45,535 and $6,949, respectively, which, if unused, expire at varying dates through 2030 for both federal and state income tax purposes. At December 31, 2010, $14,367 of federal and state net operating loss carry-forwards relate to deductions for stock option compensation for which the associated tax benefit will be credited to additional paid-in capital when realized. This amount is tracked separately and not included in the Company’s deferred tax assets.

At December 31, 2010, the Company had federal and state research and development credit carry-forwards of $3,051 and $3,408, respectively, which, if unused, will expire at varying dates through 2030 for federal income tax purposes and at varying dates through 2025 for state income tax purposes.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2010 or 2009.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of December 31, 2010 and 2009, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2006 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carry-forwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years.

The Company has performed an analysis of its changes in ownership under Internal Revenue Code Section 382 and has determined that any ownership changes which have occurred do not result in a permanent limitation on usage of the Company’s federal and state net operating losses.

8.	Accrued Expenses

	December 31,
	2010	2009

Payroll and payroll related	$2,638	$1,984
Licensed software and maintenance	1,216	1,106
Marketing programs	426	2,014
Other accrued expenses	2,444	2,107

	$6,724	$7,211

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share amounts)

9.	401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company elected to make matching contributions for the plan years ending December 31, 2010 and 2009 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s compensation. The Company elected to make matching contributions for the plan year ending December 31, 2008 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation.

The Company made matching contributions of an aggregate of $1,696, $1,287 and $639 for the years ended December 31, 2010, 2009 and 2008, respectively.

10.	Commitments and Contingencies

Office Leases

In May 2009, the Company entered into a new lease (the “New Lease”) that superseded the original lease for its headquarters. The New Lease, effective through September 30, 2015 with one five-year extension option, includes the space under the original lease as well as additional space that will be made available to the Company at various points during the term of the New Lease. The New Lease also includes payment escalations and rent holidays. Under the New Lease, the landlord is responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. If the landlord and the Company mutually agree to make improvements that cost in excess of the agreed upon landlord cost, the landlord bills that excess cost to the Company as additional rent. This additional rent is included in the net calculation of lease incentives, so that rent expense per square foot is recognized on a straight-line basis over the remaining term of occupancy. In September 2010, the Company amended the New Lease to include a small amount of additional space. All other terms and conditions of the amendment, inclusive of the landlord’s obligations to make certain improvements, are consistent with the New Lease.

The Company leases a sales and support office in Colorado under a lease agreement effective through April 2019 with three three-year extension options. The agreement contains certain lease incentives and payment escalations.

The Company also leases a small amount of general office space in both Florida and California under lease agreements that expire in 2012.

Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy.

At December 31, 2010, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $1,076 at December 31, 2010, of which $371 was included in prepaid expenses and other current assets and $705 was included in other assets. The accrued rent balance was $2,525 at December 31, 2010, of which $243 was included in accrued expenses and $2,282 was included in long-term accrued rent. The accrued rent balance was $3,248 at December 31, 2009 of which $86 was included in accrued expenses and $3,162 was included in long-term accrued rent.

Total rent expense under office leases was $5,037, $3,791 and $2,295 for the years ended December 31, 2010, 2009 and 2008, respectively.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share amounts)

As of December 31, 2010, future minimum lease payments under noncancelable office leases are as follows:

2011	$5,075
2012	5,440
2013	5,480
2014	5,588
2015	4,473
Thereafter	3,162

Total	$29,218

Datacenter Agreements

The Company has agreements with various vendors to provide specialized space and equipment and related services from which the Company hosts its software applications. In 2010, the Company signed an agreement for a datacenter, which the Company will occupy in 2011.

The agreements include payment commitments that expire at various dates through early 2017. As of December 31, 2010, future minimum payments under the agreements are as follows:

2011	2,581
2012	3,033
2013	2,130
2014	1,241
2015	1,278
Thereafter	1,759

Total	$12,022

In the first quarter of 2011, the Company signed a six month extension for one of its hosting facilities. The Company also signed a new hosting facility agreement that superseded an existing agreement and that extended the term for an additional three years. Contractual obligations will increase by an additional $2,497, $1,643, $1,263,$1,879, $1,936 and $1,994 for the years ending December 31, 2011, 2012, 2013,2014, 2015 and 2016, respectively, as a result of these agreements. In connection with the acquisition of substantially all of the assets of Bantam Networks LLC in February 2011 (see Note 11), the Company assumed the lease for a small amount of office space on a month-to-month basis.

Vendor Commitments

As of December 31, 2010, the Company had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling $24,026 related primarily to marketing programs and other non-marketing goods and services to be delivered during 2011.

Letters of Credit and Restricted Cash

As of December 31, 2010 and 2009, the Company maintained a letter of credit totaling $750 for the benefit of the landlord of the Company’s corporate headquarters lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $750 as of December 31, 2010 and 2009, respectively, to secure the letter of credit. This amount was classified as restricted cash in the balance sheet at December 31, 2010 and 2009.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share amounts)

Indemnification Obligations

The Company enters into standard indemnification agreements with the Company’s partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of December 31, 2010, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

Legal Matters

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, in its opinion, would have a material adverse effect on the Company’s business, results of operations or financial condition.

11.	Subsequent Events

On February 15, 2011, the Company acquired substantially all of the assets of Bantam Networks, LLC, a Delaware limited liability company, for a cash purchase price of $15,000 (subject to post-closing adjustment) and the assumption by the Company of post-closing liabilities under certain contracts of Bantam Networks. Bantam Networks is a contact management and social customer relationship management (“CRM”) software provider. The Company purchased Bantam Networks in order to expand CRM functionality of its products. The Company has not presented pro forma information or the purchase price allocation as the accounting for the acquisition is not yet finalized. The Company is in the process of valuing the assets acquired and obtaining historical GAAP based financial statements of Bantam Networks.

12.	Quarterly Information (Unaudited)

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009

Statements of Operations Data:
Revenue	$47,467	$44,828	$42,455	$39,481	$36,455	$33,533	$30,955	$28,118
Gross profit	33,738	32,134	29,769	27,765	25,716	23,606	22,058	19,989
Income (loss) from operations	1,446	2,920	(995)	(859)	(1,858)	1,342	(121)	(1,133)
Net income (loss)	1,658	2,942	(910)	(776)	(1,762)	1,470	39	(1,007)
Basic net income (loss) per share	$0.06	$0.10	$(0.03)	$(0.03)	$(0.06)	$0.05	$0.00	$(0.04)
Diluted net income (loss) per share	$0.05	$0.10	$(0.03)	$(0.03)	$(0.06)	$0.05	$0.00	$(0.04)

During the three months ended December 31, 2010, the Company recorded an income tax benefit of $180 to properly account for the partial release of the valuation allowance related to the acquisition of NutshellMail in the second quarter of 2010 that had not been recorded during the three months ended June 30, 2010. Additionally, during the three months ended December 31, 2010, the Company recorded stock based compensation expense of $97 of which half related to expense not recorded during the three months ended June 30, 2010 and half related to expense not recorded during the three months ended September 30, 2010. Because the amounts involved were not material to the Company’s financial statements in any individual prior or current quarterly period and the cumulative amount related to 2010, the Company recorded the cumulative amount of $83 to correct these items during the three months ended December 31, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2010 based on the specified criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2010.

We have adopted a code of ethics, called the Code of Business Conduct and Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the Code of Business Conduct and Ethics on our website at www.constantcontact.com under the “Investor Relations — Corporate Governance” section of the website. We intend to make all required disclosures concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item and from Part II, Item 5 is incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

For a list of the consolidated financial statements included herein, see Index to the Consolidated Financial Statements on page 45 of this Annual Report on Form 10-K, incorporated into this Item by reference.

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

Date: March 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gail F. Goodman Gail F. Goodman	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2011

/s/ Thomas Anderson Thomas Anderson	Director	March 9, 2011

/s/ Robert P. Badavas Robert P. Badavas	Director	March 9, 2011

/s/ John Campbell John Campbell	Director	March 9, 2011

/s/ Michael T. Fitzgerald Michael T. Fitzgerald	Director	March 9, 2011

/s/ William S. Kaiser William S. Kaiser	Director	March 7, 2011

/s/ Daniel T. H. Nye Daniel T. H. Nye	Director	March 9, 2011

/s/ Sharon T. Rowlands Sharon T. Rowlands	Director	March 9, 2011

/s/ Harpreet S. Grewal Harpreet S. Grewal	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 9, 2011

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Restated Certificate of Incorporation of the Company.
3	.2(1)	Second Amended and Restated Bylaws of the Company.
4	.1(1)	Specimen Certificate evidencing shares of common stock.
10	.1(1)#	1999 Stock Option/Stock Issuance Plan, as amended.
10	.2(1)#	Form of Non-Qualified Stock Option Agreement with Executive Officers under the 1999 Stock Option/Stock Issuance Plan.
10	.3(1)#	Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option/Stock Issuance Plan.
10	.4(1)#	2007 Stock Incentive Plan.
10	.5(1)#	Forms of Incentive Stock Option Agreements, under the 2007 Stock Incentive Plan.
10	.6(1)#	Forms of Non-Qualified Stock Option Agreements, under the 2007 Stock Incentive Plan.
10	.7(1)#	2007 Employee Stock Purchase Plan.
10	.8(1)#	Form of Director and Officer Indemnification Agreement.
10	.9(1)	Amended and Restated Investors’ Rights Agreement, dated as of August 9, 2001, among the Company and the investors listed therein.
10	.10(1)	Amended and Restated Preferred Investors’ Rights Agreement, dated as of May 12, 2006, among the Company and the parties listed therein.
10	.11(1)	Form of Indemnification Agreement between the Company and certain entities that sold stock in the Company’s initial public offering.
10	.12(2)	Master Services Agreement dated July 19, 2007 by and between the Company and Sentinel Properties-Bedford, LLC, as amended.
10	.13(3)	Lease, dated as of May 30, 2008, between the Company and Centerra Office Tech I, LLC.
10	.14(3)	Lease, dated as of May 30, 2008, between the Company and McWhinney 409CC, LLC.
10	.15(4)#	Amendment No. 1 to 2007 Employee Stock Purchase Plan.
10	.16(5)	First Amendment to Lease, dated as of October 8, 2008, between the Company and McWhinney 409CC, LLC.
10	.17(1)	Loan and Security Agreement, dated February 27, 2003, as amended, between the Company and Silicon Valley Bank.
10	.18(6)	Lease, dated May 29, 2009, between the Company and Boston Properties Limited Partnership.
10	.19(7)#	Transition Agreement, dated December 1, 2009, between the Company and Steven R. Wasserman.
10	.20(8)#	Amendment No. 2 to 2007 Employee Stock Purchase Plan.
10	.21(9)#	2010 Executive Cash Incentive Bonus Plan.
10	.22(9)#	Form of Performance Stock Option Agreement (Revenue-Based), under the 2007 Stock Incentive Plan.
10	.23(10)	First Amendment to Lease dated as of May 3, 2010 by and between BP Reservoir Place LLC (as successor-in-interest to Boston Properties Limited Partnership) and the Company.
10	.24(10)	Registration Rights Agreement dated as of May 21, 2010 by and among the Company and the stockholders of Nutshell Mail, Inc.
10	.25(11)#	Letter Agreement, dated as of May 25, 2010, between the Company and Harpreet S. Grewal.
10	.26(12)#	Form of Executive Restricted Stock Unit Agreement (Time-Based Vesting) under the 2007 Stock Incentive Plan.
10	.27(12)#	Restricted Stock Unit Agreement (Performance-Based Vesting) dated September 1, 2010 between the Company and Harpreet S. Grewal.
10	.28(12)	Second Amendment to Lease dated as of September 13, 2010 by and between BP Reservoir Place LLC (as successor-in-interest to Boston Properties Limited Partnership) and the Company.
10	.29(13)#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Gail F. Goodman.
10	.30(13)#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Ellen M. Brezniak.

Exhibit
Number		Description

10	.31(13)#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Nancie G. Freitas.
10	.32(13)#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Harpreet S. Grewal.
10	.33(13)#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and John J. Walsh, Jr.
10	.34(13)#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Eric S. Groves.
10	.35(13)#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Thomas C. Howd.
10	.36(13)#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Christopher M. Litster.
10	.37(13)#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Robert P. Nault.
10	.38(13)#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Robert D. Nicoson.
10	.39(13)#	Retention Agreement, dated as of December 3, 2010, between the Company and Nancie G. Freitas.
10	.40*	Turn Key Datacenter Lease dated as of December 31, 2010 between Digital Alfred, LLC and the Company.
10	.41*	Datacenter Lease dated as of February 18, 2011 between Digital 55 Middlesex, LLC and the Company.
10	.42*#	2011 Executive Cash Incentive Bonus Plan.
10	.43*#	Form of Performance Stock Option Agreement (Customer-Based), under the 2007 Stock Incentive Plan.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 14, 2008.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2008.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the Securities and Exchange Commission on August 13, 2008.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the Securities and Exchange Commission on November 7, 2008.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2009.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2009.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 10, 2010.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the Securities and Exchange Commission on August 4, 2010.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2010.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the Securities and Exchange Commission on November 3, 2010.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2010.