Form 10-Q
period 2011-03-31
Constant Contact, Inc.
filed 2011-05-02
CIK 1405277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 28, 2011, there were 29,465,199 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information
Item 1. Financial Statements
Constant Contact, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2011	2010
Assets
Current assets
Cash and cash equivalents	$17,085	$32,892
Marketable securities	97,174	91,461
Accounts receivable, net of allowance for doubtful accounts	33	44
Prepaid expenses and other current assets	6,445	5,562

Total current assets	120,737	129,959
Property and equipment, net	30,658	29,723
Restricted cash	750	750
Goodwill	18,448	5,248
Acquired intangible assets, net	2,501	781
Other assets	1,750	1,214

Total assets	$174,844	$167,675

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,100	$7,444
Accrued expenses	10,703	6,724
Deferred revenue	27,608	25,103

Total current liabilities	44,411	39,271
Other long-term liabilities	2,298	2,282

Total liabilities	46,709	41,553

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized at March 31, 2011 and December 31, 2010; 29,462,241 and 29,337,333 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	295	293
Additional paid-in capital	172,828	168,974
Accumulated other comprehensive income	13	13
Accumulated deficit	(45,001)	(43,158)

Total stockholders’ equity	128,135	126,122

Total liabilities and stockholders’ equity	$174,844	$167,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2011	2010
Revenue	$50,015	$39,481
Cost of revenue	14,683	11,716

Gross profit	35,332	27,765

Operating expenses
Research and development	7,438	5,621
Sales and marketing	24,234	18,704
General and administrative	5,778	4,299

Total operating expenses	37,450	28,624

Loss from operations	(2,118)	(859)
Interest income	89	83

Loss before income taxes	(2,029)	(776)
Benefit for income taxes	186	—

Net loss	$(1,843)	$(776)

Net loss per share:

Basic	$(0.06)	$(0.03)
Diluted	$(0.06)	$(0.03)

Weighted average shares outstanding used in computing per share amounts:

Basic	29,310	28,455
Diluted	29,310	28,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Cash flows from operating activities
Net loss	$(1,843)	$(776)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	3,540	2,624
Amortization of premium on investments	168	6
Stock-based compensation expense	2,609	1,735
Recovery of bad debts	(1)	(3)
Deferred income taxes	79	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	12	1
Prepaid expenses and other current assets	(883)	(1,373)
Other assets	(536)	(77)
Accounts payable	(1,344)	95
Accrued expenses	3,979	2,037
Deferred revenue	2,505	2,461
Other long-term liabilities	(63)	(278)

Net cash provided by operating activities	8,222	6,452

Cash flows from investing activities
Purchases of short-term marketable securities	(45,025)	(43,782)
Proceeds from maturities of short-term marketable securities	10,144	14,700
Proceeds from sales of short-term marketable securities	29,000	—
Payment for acquisition, net of cash acquired	(15,000)	—
Acquisition of property and equipment, including costs capitalized for development of internal use software	(4,288)	(4,288)

Net cash used in investing activities	(25,169)	(33,370)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to the exercise of stock options	1,140	559

Net cash provided by financing activities	1,140	559

Net decrease in cash and cash equivalents	(15,807)	(26,359)
Cash and cash equivalents, beginning of period	32,892	59,822

Cash and cash equivalents, end of period	$17,085	$33,463

Supplemental disclosure of noncash investing activities:
Capitalization of stock-based compensation	$107	$19
The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share amounts)
1. Nature of the Business
Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation in 1995. The Company reincorporated in the State of Delaware in 2000. The Company is a leading provider of on-demand email marketing, social media marketing, event marketing and online survey products to small organizations, including small businesses, associations and non-profits. The Company’s email marketing product allows customers to create, send and track email marketing campaigns. The Company’s social media marketing features allow customers to easily manage and optimize their presence across multiple social media networks. The Company’s event marketing product enables customers to promote and manage events, track event registrations and collect online payments. The Company’s online survey product enables customers to create and send surveys and analyze the responses. These products are designed and priced for small organizations and are marketed directly by the Company and through a wide variety of partners.
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
The condensed consolidated balance sheet at December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2011 and consolidated results of operations for the three months ended March 31, 2011 and 2010 and consolidated cash flows for the three months ended March 31, 2011 and 2010, have been made. The condensed consolidated results of operations and cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2011.
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
Effective January 1, 2011, the Company adopted new guidance applicable to revenue arrangements with multiple deliverables. The adoption of this guidance did not have a material effect on the consolidated financial statements.
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
Capitalization of Software and Web Site Development Costs
Relative to development costs of its on-demand products and website, the Company capitalizes certain direct costs to develop functionality as well as certain upgrades and enhancements that are probable to result in additional functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized as part of property and equipment until the software is substantially complete and ready for its intended use. Capitalized software is amortized over a three-year period in the expense category to which the software relates.
Comprehensive Loss
Comprehensive loss includes net loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss is unrealized gains and losses on available-for-sale securities. The Company had gross unrealized gains and losses of $31 and ($18), respectively, as of March 31, 2011 and gross unrealized gains and losses of $27 and ($14), respectively, as of December 31, 2010. There were no realized gains or losses recorded to net loss for either of the three month periods ended March 31, 2011 or 2010.
Comprehensive loss was as follows:

	Three months ended
	March 31,
	2011	2010
Net loss	$(1,843)	$(776)
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net	—	(43)

Comprehensive loss	$(1,843)	$(819)

At March 31, 2011, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Bills	$56,926	23	$(7)	$56,942
International Government Bonds	1,014	—	—	1,014
Corporate and Agency Bonds	36,222	8	(11)	36,219
Commercial Paper	2,999	—	—	2,999

Total	$97,161	$31	$(18)	$97,174

At March 31, 2011, marketable securities consisted of investments that mature within one year with the exception of U.S. Treasury Notes with a fair value of $15,044 and agency bonds with a fair value of $19,189, which have maturities within two years.
At December 31, 2010, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury Bills	40,191	21	(2)	40,210
International Government Bond	510	—	(1)	509
Corporate and Agency Bonds	47,304	6	(11)	47,299
Commercial Paper	3,443	—	—	3,443

Total	$91,448	$27	$(14)	$91,461

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
The Company had cash equivalents of $5,857 and $23,488 at March 31, 2011 and December 31, 2010, respectively, which were invested in money market instruments and agency bonds and marketable securities of $97,174 and $91,461 at March 31, 2011 and December 31, 2010, respectively. The Company carries these cash equivalents and marketable securities at fair value based on quoted market prices. Quoted market prices are a Level 1 measurement in the hierarchy of fair value measurements. The Company also considers receivables related to customer credit card purchases of $1,086 and $1,114 at March 31, 2011 and December 31, 2010, respectively, to be equivalent to cash.
Net Loss Per Share
Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of unrestricted common shares outstanding for the period.
The following common stock equivalents were excluded from the computation of diluted net income loss per share because they had an anti-dilutive impact as the Company had a net loss for the periods:

	Three months ended
	March 31,
	2011	2010

Options to purchase common stock	4,547	4,255
Restricted shares and restricted share units	197	—
Warrants to purchase common stock	1	1

Total options, restricted shares, restricted share units and warrants exercisable into common stock	4,745	4,256

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
3. Acquisition of Bantam Networks, LLC
On February 15, 2011, the Company acquired substantially all of the assets, excluding cash, of Bantam Networks, LLC, a Delaware limited liability company (“Bantam Networks”), for a cash purchase price of $15,000 (subject to post-closing adjustment). Bantam Networks is a contact management and social customer relationship management (“CRM”) software provider. The

Company purchased Bantam Networks in order to expand the CRM functionality of its products. The operating expenses of Bantam Networks have been included in the consolidated financial statements beginning on the acquisition date and are not material to the consolidated results of the Company.
The Company allocated the purchase price as follows:

Purchased technology	$1,800
Goodwill	13,200

Total assets acquired	$15,000

The purchased technology was valued using the cost to replace method. The estimated economic life of the purchased technology is three years and amortization will commence once the software is ready for its intended use.
Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to Bantam Networks’ knowledge of CRM and expertise in working with contacts. Goodwill from the Bantam Networks’ acquisition will be included within the Company’s one reporting unit and will be included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the acquisition of Bantam Networks is deductible for tax purposes.
The following table presents the pro forma results of the historical condensed consolidated statements of operations of the Company and Bantam Networks for the three month periods ended March 31, 2011 and 2010, giving effect to the merger as if it occurred on January 1, 2010:

	Three months ended
	March 31,
	2011	2010
Pro forma revenue	$50,015	$39,481
Pro forma net loss	$(1,970)	$(1,029)
Pro forma loss per share:
Basic and Diluted	$(0.07)	$(0.04)

The pro forma net loss and loss per share presented primarily include adjustments for revenue, amortization, interest income and income taxes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.
4. Goodwill and Acquired Intangible Assets
The carrying amount of goodwill was $18,448 as of March 31, 2011. The change in the carrying amount of goodwill for the three months ended March 31, 2011 was as follows:

Balance as of December 31, 2010	$5,248
Goodwill related to the acquisition of Bantam Networks	$13,200

Balance as of March 31, 2011	$18,448

The Company’s goodwill resulted from the acquisition of Nutshell Mail, Inc. (“NutshellMail”) in May 2010 and the acquisition of substantially all of the assets of Bantam Networks in February 2011. Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis.
Acquired intangible assets consist of developed technology and are stated at cost less accumulated amortization. Amortization is on a straight-line basis over the estimated economic life of three years commencing once the software is ready for its intended use. The gross and net carrying amount of acquired intangible assets was $2,770 and $2,501 at March 31, 2011. Future estimated amortization expense for the NutshellMail developed software is $243 for the remainder of 2011, $323 for 2012 and $135 for 2013. Amortization of the intangible asset related to developed technology acquired from Bantam Networks has not yet commenced as the software is not yet ready for its intended use.
5. Stock-Based Awards
Stock Incentive Plan
The Company’s 2007 Stock Incentive Plan (“2007 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards with a maximum term of ten years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. As of March 31, 2011, 248,768 shares of common stock were available for issuance under the 2007 Plan.
Stock Purchase Plan
The Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), became effective upon the completion of the Company’s initial public offering. Six-month offering periods begin on January 1 and July 1 of each year, during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price for offerings is equal to 85% of the closing market price of the Company’s common stock on the last day of the offering period. The first offering period of 2011 began on January 1, 2011 and will be completed on June 30, 2011. As of March 31, 2011, 230,349 shares of common stock were available for issuance to participating employees under the Purchase Plan.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three months ended
	March 31,
	2011	2010
Cost of revenue	$311	$237
Research and development	663	401
Sales and marketing	632	396
General and administrative	1,003	701

	$2,609	$1,735

During the three months ended March 31, 2011, the Company granted 190,000 options with a grant date fair value of $14.28 per share that had performance-based vesting criteria. The vesting of these options is determined by a two-tiered target. If either target is achieved, a corresponding number of options vest. If neither of the performance objectives is achieved by December 31, 2011, the options will be cancelled. For financial reporting purposes, the Company has assessed the probability of achieving either of the performance goals as not probable and, accordingly, has not recorded stock-based compensation expense associated with these options.
The Company capitalized approximately $107 and $19 of stock-based compensation related to the development of internal use software for the three months ended March 31, 2011 and 2010, respectively.

6. Income Taxes
For the three months ended March 31, 2011, the Company recorded an income tax benefit of $186, which consisted of a current income tax benefit of $265 and a deferred income tax expense of $79. The income tax benefit recorded for the three months ended March 31, 2011 related to the Company’s net loss for the period multiplied by its estimated annual effective tax rate for 2011. The Company expects to generate federal and state taxable income for the full year 2011. The Company’s federal taxable income is expected to be fully offset by net operating loss carryforwards and other deferred tax attributes. However, the Company will be subject to state income taxes. The deferred income tax expense related to the amortization for tax purposes of goodwill from the Bantam Networks acquisition.
As a result of losses incurred, the Company did not provide for any income taxes in the three month period ended March 31, 2010.
The Company had gross deferred tax assets of $19,766 at December 31, 2010, which did not change significantly at March 31, 2011. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2011 and December 31, 2010, it was not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized.
The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2011 or December 31, 2010. As of March 31, 2011 and December 31, 2010, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2006 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.
7. Accrued Expenses

	March 31,	December 31,
	2011	2010
Payroll and payroll related	$3,366	$2,638
Licensed software and maintenance	1,197	1,216
Marketing programs	3,010	426
Other accrued expenses	3,130	2,444

	$10,703	$6,724

8. Commitments and Contingencies
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
In connection with the acquisition of substantially all of the assets of Bantam Networks in February, the Company assumed the lease for a small amount of office space in New York, New York on a month-to-month basis.
Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy.
At March 31, 2011 and December 31, 2010, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $1,367 at March 31, 2011, of which $407 was included in prepaid expenses and other current assets and $960 was included in other assets. The accrued rent balance was $2,467 at March 31, 2011, of which $248 was included in accrued expenses and $2,219 was included in other long-term liabilities. The prepaid rent balance was $1,076 at December 31, 2010, of which $371 was included in prepaid expenses and other current assets and $705 was included in other assets. The accrued rent balance was $2,525 at December 31, 2010, of which $243 was included in accrued expenses and $2,282 was included in other long-term liabilities.
Total rent expense under office leases was $1,477 and $1,124 for the three months ended March 31, 2011 and 2010, respectively.
As of March 31, 2011, future minimum lease payments under non-cancelable office leases are as follows:

Remainder of 2011	$3,814
2012	5,440
2013	5,480
2014	5,588
2015	4,473
Thereafter	3,162

Total	$27,957

Datacenter Agreements
The Company has agreements with various vendors to provide specialized space and equipment and related services from which the Company hosts its software applications. In 2010, the Company signed a hosting facilities agreement in a new datacenter, which the Company expects to occupy in 2011. In the first quarter of 2011, the Company signed a six month extension for one of its hosting facilities and signed a new hosting facility agreement that superseded an existing hosting facilities agreement. The term was also extended for an additional three years from the original term.
Payment escalations and rent holidays specified in these agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. At March 31, 2011, the Company had prepaid rent of $165, which was included in other assets.
The agreements include payment commitments that expire at various dates through early 2017. As of March 31, 2011, future minimum payments under these non-cancelable agreements are as follows:

Remainder of 2011	3,790
2012	4,676
2013	3,393
2014	3,120
2015	3,214
Thereafter	3,753

Total	$21,946

Vendor Commitments
As of March 31, 2011, the Company had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $11,499 related primarily to marketing programs and other non-marketing goods and services to be delivered during 2011.
Letters of Credit and Restricted Cash
As of March 31, 2011 and December 31, 2010, the Company maintained a letter of credit totaling $750 for the benefit of the landlord of the Company’s corporate headquarters lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $750 as of March 31, 2011 and December 31, 2010, to secure the letter of credit. This amount was classified as restricted cash in the balance sheet at March 31, 2011 and December 31, 2010.
Indemnification Obligations
The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of March 31, 2011, the Company does not expect it will incur any significant liabilities under these indemnification agreements.
Legal Matters
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, in its opinion, would have a material adverse effect on the Company’s business, results of operations or financial condition.
9. 401(k) Savings Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company elected to make matching contributions for the plan years ending December 31, 2011 and 2010 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s compensation.
Through March 31, 2011 and March 31, 2010, the Company made matching contributions of $439 and $407 for the plan years ended December 31, 2011 and 2010, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 9, 2011. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,”

“believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
Our on-demand email marketing product was first offered in 2000. Since that time we have experienced significant growth in revenue and number of customers. We ended 2010 with approximately 435,000 unique paying customers and had revenue for that year of $174 million. In the first quarter of 2011 our unique paying customers increased to approximately 455,000 and we had revenue of $50.0 million.
Our business strategy focuses on expanding beyond email marketing to support a multi-product strategy to drive high customer lifetime value through gains in average revenue per customer, retention and gross margin. We believe increasing our customer’s lifetime value will be a key contributor to our continued success. To drive lifetime value we will continue to invest in acquiring new customers, cross-selling our products to our large and growing customer base and driving increased product usage by our customers. We will continue to invest in broadening our platform of solutions, which we believe will enable our customers to create and grow their customer and member relationships. Accomplishments in the first quarter of 2011 that we believe will drive future growth include:
•	Acquired substantially all of the assets of Bantam Networks LLC, or Bantam Networks, a pioneering contact management and social CRM provider, including the Bantam Live product and technology. Bantam Networks provides Constant Contact a social CRM platform and technology that will serve as the foundation for all of Constant Contact’s solutions, plus an experienced and talented team focused on developing products for small businesses.

•	Constant Contact Event Marketing surpassed 25,000 customers in the first quarter.

•	Trained the 1,000th Constant Contact expert during the quarter. Over 1,000 experts around the world are now trained on how to coach and teach small businesses about the power of email marketing and social media marketing.

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
In addition, we consider the following non-GAAP financial measures to be key indicators of our financial performance:
•	“adjusted EBITDA,” which we define as GAAP net income (loss) plus depreciation and amortization and stock-based compensation, minus interest and other income and adjusted for income taxes;

•	“adjusted EBITDA margin,” which we define as adjusted EBITDA divided by revenue; and

•	“free cash flow,” which we define as net cash flow from operating activities less cash paid for the acquisition of property and equipment.
We believe that these non-GAAP financial measures are useful to our board of directors, management and investors in evaluating our operating performance for the periods presented and provide a tool for evaluating our ongoing operations. These non-GAAP financial measures, however, are not a measure of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered a substitute for GAAP financial measures, including but not limited to net income (loss) or cash flows from operating, investing and financing activities and may not be comparable to similarly titled measures reported by other companies.
Certain Trends and Uncertainties
The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary should be considered along with the factors set forth under Item 1A —“Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
Research and Development. Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on improving ease-of-use, functionality and technological scalability of our existing products as well as on developing new offerings. We primarily expense research and development costs. However, direct development costs related to software enhancements that add functionality are capitalized and amortized over their useful life. We expect that on an annual basis research and development expenses will increase in absolute dollars as we continue to enhance and expand our product offerings, but decline as a percentage of revenue as we expect to continue to grow our revenue at a faster rate.
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
General and Administrative. General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology support, finance and accounting personnel, professional fees, board compensation and expenses, certain taxes and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the anticipated growth of our business and incur costs related to operating as a public company. Therefore, in the short-term, we expect that our general and administrative expenses will increase in absolute dollars, but remain generally consistent or decline slightly as a percentage of revenue as we expect to continue to grow our revenue at a similar rate. Over the long-term, we expect general and administrative expenses to decrease as a percentage of revenue as we expect to grow our revenue at a faster rate.

Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our significant accounting policies, which are described in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC, the following accounting policies involve the most judgment and complexity:
•	Revenue recognition;

•	Income taxes;

•	Goodwill and acquired intangible assets;

•	Software and website development costs; and

•	Stock-based compensation.
Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.
There have been no material changes in our critical accounting policies since December 31, 2010. For further information please see the discussion of critical accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.
Results of Operations
Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010
Revenue

	Three Months Ended March 31,
	2011	2010	Change
	(Dollars in thousands)
Revenue	$50,015	$39,481	27%
Revenue increased by $10.5 million from 2010 to 2011. The increase resulted primarily from an approximately 23% increase in the number of average monthly customers and an approximately 3% increase in average revenue per customer. The increase in average revenue per customer was due to an increase in average customer list size and additional revenue from add-ons to our email marketing product and from our event marketing and survey products. We expect our average revenue per customer to increase over time.
Cost of Revenue

	Three Months Ended March 31,
	2011	2010	Change
	(Dollars in thousands)
Cost of revenue	$14,683	$11,716	25%
Percent of revenue	29%	30%

Cost of revenue increased by $3.0 million from 2010 to 2011. The increase in absolute dollars resulted primarily from higher depreciation, hosting and maintenance costs of $1.1 million as a result of scaling and adding capacity to our hosting infrastructure. Additionally, $1.1 million and $163,000 of the increase resulted from increased personnel related costs attributable to additional employees in our customer support group and operations group, respectively, as a result of increasing the number of employees to support our customer growth and manage our infrastructure. Approximately $288,000 of the increase related to higher credit card fees due to the higher volume of billing transactions.
Research and Development

	Three Months Ended March 31,
	2011	2010	Change
	(Dollars in thousands)
Research and development	$7,438	$5,621	32%
Percent of revenue	15%	14%
Research and development expenses increased by $1.8 million from 2010 to 2011. The increase was due to additional personnel related costs as a result of our continued hiring of research and development employees to further develop and enhance our products.
Sales and Marketing

	Three Months Ended March 31,
	2011	2010	Change
	(Dollars in thousands)
Sales and marketing	$24,234	$18,704	30%
Percent of revenue	48%	47%
Sales and marketing expenses increased by $5.5 million from 2010 to 2011. The increase was primarily due to increased advertising and promotional expenditures of $3.5 million due to continued expansion of our multi-channel marketing strategy including our television and radio advertising campaigns. Additionally, personnel related costs increased by $1.2 million as a result of adding employees related to customer acquisition, cross-selling to our customer base and enabling increased usage and better retention. Partner referral fees also increased by $708,000 as the number of new customers generated from our partners increased.
General and Administrative

	Three Months Ended March 31,
	2011	2010	Change
	(Dollars in thousands)
General and administrative	$5,778	$4,299	34%
Percent of revenue	12%	11%
General and administrative expenses increased by $1.5 million from 2010 to 2011. The increase was primarily due to additional personnel related costs of $1.0 million as a result of increasing the number of general and administrative employees to support our overall growth and additional stock-based compensation expense resulting from an increase in equity awards and their related valuations. We incurred increased professional services fees of $497,000, primarily due to transaction costs associated with our acquisition of substantially all of the assets of Bantam Networks in February 2011.

Interest and other income

	Three Months Ended March 31,
	2011	2010	Change
	(Dollars in thousands)
Interest and other income	$89	$83	7%
Interest and other income increased by $6,000 from 2010 to 2011.
Benefit from Income Taxes
For the three months ended March 31, 2011, we recorded an income tax benefit of $186,000, which consisted of a current income tax benefit of $265,000 and a deferred income tax expense of $79,000. The income tax benefit recorded for the three months ended March 31, 2011 related to our net loss for the period multiplied by our estimated annual effective tax rate for 2011. We expect to generate federal and state taxable income for the full year 2011. Our federal taxable income is expected to be fully offset by net operating loss carryforwards and other deferred tax attributes. However, we will be subject to state income taxes. The deferred income tax expense related to the amortization for tax purposes of goodwill from the Bantam Networks acquisition.
As a result of losses incurred, we did not provide for any income taxes in the three month period ended March 31, 2010.
Liquidity and Capital Resources
At March 31, 2011, our principal sources of liquidity were cash and cash equivalents and marketable securities of $114 million.
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
Net cash provided by operating activities was $8.2 million and $6.5 million for the three months ended March 31, 2011 and 2010, respectively. The improvement in cash flow in 2011 was due primarily to an increase in the add-backs of non-cash expense items such as depreciation and amortization and stock-based compensation expense and a larger amount of cash generated from working capital accounts in the first quarter of 2011 as compared to the first quarter of 2010, partially offset by a larger net loss in the first quarter of 2011 as compared to the same period in 2010. Cash provided by operating activities has historically been affected by the amount of net income (loss), growth in prepaid subscriptions, changes in working capital accounts and the timing of rent payment and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.
Net cash used in investing activities was $25.2 million and $33.4 million for the three months ended March 31, 2011 and 2010, respectively. Net cash used in investing activities in the first quarter of 2011 consisted primarily of net cash paid to purchase marketable securities, partially offset by the sales and maturities of marketable securities as well as cash paid to purchase substantially all of the assets of Bantam Networks and to acquire property and equipment. In February 2011, we completed the acquisition of substantially all of the assets of Bantam Networks, excluding cash, for $15.0 million. Acquisition of property and equipment of $4.3 million in each of the three month periods ended March 31, 2011 and 2010, consisted of the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs. In the fourth quarter of 2010, we signed a new agreement for hosting space in a datacenter which we expect to occupy during 2011. We increased the amount of space we occupied under our corporate headquarters lease in 2010 and acquired property and equipment to outfit the additional space. During the three months ended March 31, 2011 and 2010, we capitalized $724 and $850, respectively, of costs associated with the development of internal use software.
Net cash provided by financing activities was $1.1 million and $559,000 for the three months ended March 31, 2011 and 2010, respectively. Net cash provided by financing activities in the first quarter of both 2011 and 2010 consisted of proceeds from stock issued pursuant to the exercise of stock options.
As of December 31, 2010, we had federal and state net operating loss carry-forwards of $45.5 million and $6.9 million, respectively, which may be available to offset potential payments of future federal and state income tax liabilities and which, if unused, expire at various dates through 2030 for both federal and state income tax purposes.
Contractual Obligations
We lease our headquarters under an operating lease that is effective through September 2015 with one five-year extension option. The lease includes the space we are occupying now as well as additional space that will be made available to us through the term of the lease. We lease office space in Colorado for a sales and support office under an operating lease that expires in April 2019 with three three-year extension options. We also lease a small amount of general office space in both Florida and California under lease agreements that expire in 2012. In connection with our acquisition of substantially all of the assets of Bantam Networks, we assumed a lease for a small amount of temporary office space in New York City on a month-to-month basis.
We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through early 2017.
As of March 31, 2011, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $11.5 million. This amount relates primarily to marketing programs and other non-marketing related goods and services to be delivered during 2011.
The following table summarizes our contractual obligations at March 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due In
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)
Office lease obligations	$27,957	$5,130	$10,992	$8,902	$2,933
Hosting facility agreements	21,946	4,953	7,680	6,381	2,932
Vendor commitments	11,499	11,499	—	—	—

Total	$61,402	$21,582	$18,672	$15,283	$5,865

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
Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $114 million at March 31, 2011, which consisted of cash, government securities, corporate and agency bonds, commercial paper and money market instruments. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b)	Changes in Internal Control over Financial Reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our growth strategy is in part driven by our ability to retain our existing customers and grow our customer base by adding new customers. Customers cancel their accounts for many reasons, including economic concerns, business failure or a perception that they do not use our product effectively, the service is not a good value and that they can manage their online marketing efforts without our products. In some cases, we terminate an account because the customer fails to comply with our standard terms and conditions. As our customer base continues to grow, even if our customer retention rates remain the same on a percentage basis, the absolute number of customers we lose each month will increase. We must continually add new customers to replace customers whose accounts are cancelled or terminated, which may involve significantly higher marketing expenditures than we currently anticipate. If too many of our customers cancel our service, or if we are unable to attract new customers in numbers sufficient to grow our business, our operating results would be adversely affected.
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
The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our customers’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our products. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our business, and our reputation would suffer. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.

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
We have largely focused our business on providing our email marketing product for small organizations, but in the last few years we have expanded our service offerings. In 2007, we introduced our survey product and our add-on email archive service that enables our customers to archive their past email campaigns. In 2009, we launched our event marketing product. Through our acquisition of privately-held Nutshell Mail, Inc., or NutshellMail, which we completed in May 2010, we now provide a tool for small organizations to monitor and engage with social media networks. Our efforts to introduce new products beyond our email marketing product, including our event marketing and survey products and our social media marketing offerings, may not result in significant revenue growth, may not be timely, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business or product, which may harm our financial performance.
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
We have incurred net losses in the past and may incur net losses in the future. While we reported net income for 2010, we experienced net losses in each of the previous years and in the first quarter of 2011. We may experience continued net losses and there is no guarantee we will be profitable in the future. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be profitable in any future period. Our recent revenue growth may not be indicative of our future performance. In future periods, we may not have any revenue growth, or our revenue could decline.
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

CONSTANT CONTACT, INC.
Date: May 2, 2011	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2011	By:	/s/ Harpreet S. Grewal
Harpreet S. Grewal
Executive Vice President and Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

10.1#	First Amendment to Turn Key Datacenter Lease dated as of March 31, 2011 between the Company and Digital Alfred, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.