Form 10-Q
period 2011-06-30
Constant Contact, Inc.
filed 2011-08-04
CIK 1405277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 2, 2011, there were 29,674,222 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	1

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)	2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4. CONTROLS AND PROCEDURES	23

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	24

ITEM 1A. RISK FACTORS	24

ITEM 6. EXHIBITS	36

SIGNATURES	37
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
Constant Contact, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2011	2010
Assets
Current assets
Cash and cash equivalents	$25,612	$32,892
Marketable securities	94,018	91,461
Accounts receivable, net of allowance for doubtful accounts	47	44
Prepaid expenses and other current assets	6,890	5,562

Total current assets	126,567	129,959
Property and equipment, net	31,952	29,723
Restricted cash	750	750
Goodwill	18,448	5,248
Acquired intangible assets, net	2,420	781
Other assets	2,246	1,214

Total assets	$182,383	$167,675

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,295	$7,444
Accrued expenses	8,398	6,724
Deferred revenue	27,915	25,103

Total current liabilities	45,608	39,271
Other long-term liabilities	2,321	2,282

Total liabilities	47,929	41,553

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized at June 30, 2011 and December 31, 2010; 29,657,931 and 29,337,333 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	297	293
Additional paid-in capital	177,836	168,974
Accumulated other comprehensive income	48	13
Accumulated deficit	(43,727)	(43,158)

Total stockholders’ equity	134,454	126,122

Total liabilities and stockholders’ equity	$182,383	$167,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2011	2010	2011	2010
Revenue	$52,527	$42,455	$102,542	$81,936
Cost of revenue	15,233	12,686	29,916	24,402

Gross profit	37,294	29,769	72,626	57,534

Operating expenses
Research and development	7,549	5,943	14,987	11,564
Sales and marketing	22,515	20,217	46,749	38,921
General and administrative	5,918	4,604	11,696	8,903

Total operating expenses	35,982	30,764	73,432	59,388

Income (loss) from operations	1,312	(995)	(806)	(1,854)
Interest and other income	95	85	184	168

Income (loss) before income taxes	1,407	(910)	(622)	(1,686)
(Expense) benefit for income taxes	(133)	—	53	—

Net income (loss)	$1,274	$(910)	$(569)	$(1,686)

Net income (loss) per share:

Basic	$0.04	$(0.03)	$(0.02)	$(0.06)
Diluted	$0.04	$(0.03)	$(0.02)	$(0.06)

Weighted average shares outstanding used in computing per share amounts:

Basic	29,497	28,652	29,404	28,554
Diluted	30,770	28,652	29,404	28,554
The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2011	2010
Cash flows from operating activities
Net loss	$(569)	$(1,686)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	7,032	5,464
Amortization of premium on investments	331	11
Stock-based compensation expense	5,851	3,716
Recovery of bad debts	—	(4)
Gain on sales of marketable securities	(12)	—
Deferred income taxes	158	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(3)	(2)
Prepaid expenses and other current assets	(1,328)	(1,262)
Other assets	(1,032)	—
Accounts payable	1,851	2,022
Accrued expenses	1,674	95
Deferred revenue	2,812	3,283
Other long-term liabilities	(119)	(404)

Net cash provided by operating activities	16,646	11,233

Cash flows from investing activities
Purchases of marketable securities	(88,209)	(63,746)
Proceeds from maturities of marketable securities	19,144	34,295
Proceeds from sales of marketable securities	66,224	—
Payment for acquisition, net of cash acquired	(15,000)	(2,225)
Acquisition of property and equipment, including costs capitalized for development of internal use software	(8,829)	(8,350)

Net cash used in investing activities	(26,670)	(40,026)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to the exercise of stock options	2,309	1,860
Proceeds from issuance of common stock pursuant to employee stock purchase plan	435	390

Net cash provided by financing activities	2,744	2,250

Net decrease in cash and cash equivalents	(7,280)	(26,543)
Cash and cash equivalents, beginning of period	32,892	59,822

Cash and cash equivalents, end of period	$25,612	$33,279

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock in connection with the acquisition of Nutshell Mail, Inc.	$—	$3,603
Capitalization of stock-based compensation	271	65
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
The condensed consolidated balance sheet at December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2011 and consolidated results of operations for the three and six months ended June 30, 2011 and 2010 and consolidated cash flows for the three and six months ended June 30, 2011 and 2010, have been made. The condensed consolidated results of operations and cash flows for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2011.
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
Comprehensive Income (loss)
Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale securities. The Company recorded realized gains of $12 for both the three and six months ended June 30, 2011. There were no realized gains or losses recorded to net income (loss) for either of the three or six month periods ended June 30, 2010.
Comprehensive income (loss) was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$1,274	$(910)	$(569)	$(1,686)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	47	29	47	(14)
Reclassification adjustment for realized gains on available-for-sale securities included in net income (loss)	(12)	—	(12)	—

Comprehensive income (loss)	$1,309	$(881)	$(534)	$(1,700)

At June 30, 2011, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Bills and Notes	$53,932	56	$—	$53,988
International Government Bonds	1,008	—	—	1,008
Corporate and Agency Bonds	37,032	6	(14)	37,024
Commercial Paper	1,998	—	—	1,998

Total	$93,970	$62	$(14)	$94,018

At June 30, 2011, marketable securities consisted of investments that mature within one year with the exception of U.S. Treasury Notes with a fair value of $13,017 and agency bonds with a fair value of $23,791, which have maturities within two years.
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
The Company had cash equivalents of $9,113 and $23,488 at June 30, 2011 and December 31, 2010, respectively, which were invested in money market instruments as of June 30, 2011 and in money market instruments and agency bonds at December 31, 2010. The Company carries its cash equivalents and marketable securities at fair value based on quoted market prices. Quoted market prices are a Level 1 measurement in the hierarchy of fair value measurements. The Company also considers receivables related to customer credit card purchases of $3,378 and $1,114 at June 30, 2011 and December 31, 2010, respectively, to be equivalent to cash.
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
The following is a summary of the shares used in computing diluted net income per share for the three months ended June 30, 2011:

(In thousands)
Weighted average shares used in calculating basic net income per share	29,497
Stock options	1,230
Warrants	1
Unvested restricted shares and restricted share units	42

Shares used in computing diluted net income per share	30,770

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share because they had an anti-dilutive impact either because the proceeds from the exercise of the options under the treasury stock method were in excess of the average fair market value for the period or because the Company had a net loss in the period:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Options to purchase common stock	1,477	4,375	3,630	4,316
Restricted shares and restricted share units	—	1	1	1
Warrants to purchase common stock	—	51	205	26

Total options, restricted shares, restricted share units and warrants exercisable into common stock	1,477	4,427	3,836	4,343

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
The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-

likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.
Segment Data
The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. Revenue is generated predominately in the U.S. and all significant assets are held in the U.S.
New Accounting Guidance
In June 2011, the Financial Accounting Standards Board issued new accounting guidance on the presentation of comprehensive income to provide companies with two options for presenting comprehensive income. Companies can present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for the Company on January 1, 2012. Early adoption is permitted. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, adoption will not have an effect on the Company’s consolidated financial statements.
3. Acquisition of Bantam Networks, LLC
On February 15, 2011, the Company acquired substantially all of the assets, excluding cash, of Bantam Networks, LLC, a Delaware limited liability company (“Bantam Networks”), for a cash purchase price of $15,000 (subject to post-closing adjustment). Bantam Networks is a contact management and social customer relationship management (“CRM”) software provider. The Company purchased the assets of Bantam Networks in order to expand the CRM functionality of its products. The operating expenses of Bantam Networks have been included in the consolidated financial statements beginning on the acquisition date and are not material to the consolidated results of the Company.
The Company allocated the purchase price as follows:

Purchased technology	$1,800
Goodwill	13,200

Total assets acquired	$15,000

The purchased technology was valued using the cost to replace method. The estimated economic life of the purchased technology is three years and amortization will commence once the software is ready for its intended use.
Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to Bantam Networks’ knowledge of CRM and expertise in working with contact management software. Goodwill from the Bantam Networks’ acquisition will be included within the Company’s one reporting unit and will be included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the acquisition of Bantam Networks is deductible for tax purposes.
The following table presents the pro forma results of the historical condensed consolidated statements of operations of the Company and Bantam Networks for the three and six month periods ended June 30, 2011 and 2010, giving effect to the merger as if it occurred on January 1, 2010:

	Three months ended	Six months ended
	June 30,	June 30,
	2010	2011	2010
Pro forma revenue	$42,455	$102,542	$81,936
Pro forma net loss	$(1,163)	(696)	$(2,191)
Pro forma net loss per share:
Basic and diluted	$(0.04)	$(0.02)	$(0.08)

The pro forma net loss and net loss per share presented primarily include adjustments for revenue, amortization, interest income and income taxes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.
4. Goodwill and Acquired Intangible Assets
The carrying amount of goodwill was $18,448 as of June 30, 2011. The change in the carrying amount of goodwill for the six months ended June 30, 2011 was as follows:

Balance as of December 31, 2010	$5,248
Goodwill related to the acquisition of Bantam Networks	$13,200

Balance as of June 30, 2011	$18,448

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
Acquired intangible assets consist of developed technology and are stated at cost less accumulated amortization. Amortization is on a straight-line basis over the estimated economic life of three years commencing once the software is ready for its intended use. The gross and net carrying amount of acquired intangible assets was $2,770 and $2,420 at June 30, 2011. Future estimated amortization expense for the NutshellMail developed software is $162 for the remainder of 2011, $323 for 2012 and $135 for 2013. Amortization of the intangible asset related to developed technology acquired from Bantam Networks has not yet commenced as the software is not yet ready for its intended use.
5. Stock-Based Awards
Stock Incentive Plan
The Company’s 2007 Stock Incentive Plan (“2007 Plan”) permitted the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards with a maximum term of ten years. In conjunction with the approval by stockholders of the 2011 Stock Incentive Plan, the board of directors voted that no further stock options or other equity-based awards shall be granted under the 2007 Plan.
In March 2011, the Board of Directors adopted the 2011 Stock Incentive Plan (“2011 Plan”). The 2011 Plan was approved by the stockholders in May 2011. The 2011 Plan permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards with a maximum term of seven years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company reserved 4,200,000 shares of its common stock for the issuance under the 2011 Plan. Additionally, per the terms of the 2011 Plan, shares of common stock previously reserved for issuance under the 2007 Plan as well shares reserved for outstanding awards under the 1999 Stock Option/Stock Issuance Plan and 2007 Plan for which the awards are cancelled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the 2011 Plan. Awards that are granted with a per share or per unit purchase price less than 100% of fair market value as of the date of grant (e.g., restricted stock and restricted stock unit awards) shall count towards the total number of shares reserved for issuance under the 2011 Plan on a two-for-one basis. As of June 30, 2011, 4,282,087 shares of common stock were available for issuance under the 2011 Plan.

Stock Purchase Plan
The Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), became effective upon the completion of the Company’s initial public offering. Six-month offering periods begin on January 1 and July 1 of each year, during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price for offerings is equal to 85% of the closing market price of the Company’s common stock on the last day of the offering period. The first offering period of 2011 began on January 1, 2011 and was completed on June 30, 2011. As of June 30, 2011, 210,170 shares of common stock were available for issuance to participating employees under the Purchase Plan.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenue	$422	$286	$733	$523
Research and development	866	572	1,529	973
Sales and marketing	824	478	1,456	874
General and administrative	1,130	645	2,133	1,346

	$3,242	$1,981	$5,851	$3,716

In the first half of 2011, the Company granted 190,000 options with a grant date fair value of $14.28 per share that had performance-based vesting criteria. The vesting of these options is determined by a two-tiered target. If either target is achieved, a corresponding number of options vest. If neither of the performance objectives is achieved by December 31, 2011, the options will be cancelled. For financial reporting purposes, the Company has assessed the probability of achieving either of the performance goals as not probable and, accordingly, has not recorded stock-based compensation expense associated with these options.
6. Income Taxes
For the three and six months ended June 30, 2011, the Company recorded an income tax expense of $133 and an income tax benefit of $53, respectively. These amounts consisted of a current income tax expense of $54 and a current income tax benefit of $211 for the three and six months ended June 30, 2011, respectively, and a deferred income tax expense of $79 and $158 for the three and six months ended June 30, 2011, respectively. The current income tax expense/benefit recorded for the three months ended June 30, 2011 related to the Company’s income/loss before taxes for the period multiplied by its estimated annual effective tax rate for 2011. The Company expects to generate federal and state taxable income for the full year 2011. The Company’s federal taxable income is expected to be fully offset by net operating loss carryforwards and other deferred tax attributes. However, the Company will be subject to state income taxes. The deferred income tax expense related to the amortization for tax purposes of goodwill from the Bantam Networks acquisition.
As a result of losses incurred, the Company did not provide for any income taxes in the three or six month periods ended June 30, 2010.
The Company had gross deferred tax assets of $19,766 at December 31, 2010, which did not change significantly at June 30, 2011. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2011 and December 31, 2010, it was not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized.
The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2011 or December 31, 2010. As of June 30, 2011 and December 31, 2010, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2006 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.
7. Accrued Expenses

	June 30,	December 31,
	2011	2010
Payroll and payroll related	$3,475	$2,638
Licensed software and maintenance	1,197	1,216
Marketing programs	955	426
Other accrued expenses	2,771	2,444

	$8,398	$6,724

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
The Company leases a sales and support office in Colorado under a lease agreement effective through April 2019 with three three-year extension options. The agreement contains certain lease incentives and payment escalations. The Company also leases small amounts of general office space in Florida, New York and California under lease agreements that expire at various dates through 2014. Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy.
At June 30, 2011 and December 31, 2010, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $1,428 at June 30, 2011, of which $459 was included in prepaid expenses and other current assets and $969 was included in other assets. The accrued rent balance was $2,417 at June 30, 2011, of which $254 was included in accrued expenses and $2,163 was included in other long-term liabilities. The prepaid rent balance was $1,076 at December 31, 2010, of which $371 was included in prepaid expenses and other current assets and $705 was included in other assets. The accrued rent balance was $2,525 at December 31, 2010, of which $243 was included in accrued expenses and $2,282 was included in other long-term liabilities.
Total rent expense under office leases was $1,523 and $3,000 for the three and six months ended June 30, 2011, respectively, and $1,222 and $2,346 for the three and six months ended June 30, 2010, respectively.
As of June 30, 2011, future minimum lease payments under non-cancellable office leases are as follows:

Remainder of 2011	$2,613
2012	5,567
2013	5,610
2014	5,631

2015	4,473
Thereafter	3,162

Total	$27,056

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
Payment escalations and rent holidays specified in these agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. At June 30, 2011, the Company had prepaid rent of $330, which was included in other assets.
The agreements include payment commitments that expire at various dates through mid-2017. As of June 30, 2011, future minimum payments under these non-cancellable agreements are as follows:

Remainder of 2011	2,420
2012	4,620
2013	3,385
2014	3,111
2015	3,204
Thereafter	4,077

Total	$20,817

Vendor Commitments
As of June 30, 2011, the Company had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $8,233 related primarily to marketing programs and other non-marketing goods and services to be delivered during 2011.
Letters of Credit and Restricted Cash
As of June 30, 2011 and December 31, 2010, the Company maintained a letter of credit totaling $750 for the benefit of the landlord of the Company’s corporate headquarters lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $750 as of June 30, 2011 and December 31, 2010, to secure the letter of credit. This amount was classified as restricted cash in the balance sheet at June 30, 2011 and December 31, 2010.
Indemnification Obligations
The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of June 30, 2011, the Company does not expect it will incur any significant liabilities under these indemnification agreements.
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
Through June 30, 2011 and June 30, 2010, the Company made matching contributions of $955 and $838 for the plan years ended December 31, 2011 and 2010, respectively.

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
Business Overview
We are a leading provider of online marketing solutions, including email marketing, social media marketing, event marketing and surveys, for small organizations, including small businesses, associations and non-profits. We seek to help our customers succeed by creating and growing their customer and member relationships. We are committed to small businesses and organizations and have a long history of delivering cost effective, easy-to-use products, support, Knowhow and coaching with a personal touch, all of which allow our customers to create and grow their own customer relationships.
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
Our on-demand email marketing product was first offered in 2000. Since that time we have experienced significant growth in revenue and number of customers. We ended 2010 with approximately 435,000 unique paying customers and had revenue for that year of $174 million. As of June 30, 2011, our unique paying customers increased to approximately 470,000 and we had revenue of $103 million for the first half of 2011.
Our business strategy focuses on expanding beyond email marketing to support a multi-product strategy to drive high customer lifetime value through gains in revenue per customer, retention and gross margin. We believe increasing our customer’s lifetime value will be a key contributor to our continued success. To drive lifetime value we will continue to invest in acquiring new customers, cross-selling our products to our large and growing customer base and driving increased product usage by our customers. We will continue to invest in broadening our platform of solutions, which we believe will enable our customers to create and grow their customer and member relationships.
Accomplishments in the first half of 2011 that we believe will drive future growth include:
•	In the second quarter we continued our investment in innovation, launching a number of new tools such as the social media Quickstarter, a completely free step-by-step guide that offers short tutorials for getting up and running and improving success with the most popular social media networks and

Simple Share™, which gives small businesses and non-profits the opportunity to share more of their content by creating it once and then spreading it across social networks simply, easily and effectively. We also launched a new SMS feature, Text-to-Join, which allows customers and prospects to sign up for subscriber lists right from their mobile phones and a free mobile application that provides event hosts with an easy, effective way to manage event check-ins directly from their mobile devices.

•	We experienced revenue growth of over 200% for our Event Marketing product in the first half of 2011 as compared to the same period one year ago.

•	Trained the 1,000th Constant Contact expert during the first quarter. Over 1,000 experts around the world are now trained on how to coach and teach small businesses about the power of email marketing and social media marketing.

•	Acquired substantially all of the assets of Bantam Networks, LLC, or Bantam Networks, a pioneering contact management and social CRM provider, including the Bantam Live product and technology. Bantam Networks provides Constant Contact a social CRM platform and technology that will serve as the foundation for all of Constant Contact’s solutions, plus an experienced and talented team focused on developing products for small businesses.
Key Financial and Operating Metrics
In connection with the ongoing operation of our business, our management regularly reviews key financial and operating metrics. Given our strategy we pay particular attention to customer acquisition metrics, number of products per customer, average revenue per customer and retention rates. We also consider other operating metrics such as revenue, gross margin, expenses, cost of acquisition, trialer growth, conversion rates for our website visitors and our trialers, customer satisfaction rates, success in cross selling and growing customer list sizes, average speed of answer for customer support calls, email deliverability rates and capital expenditures, among others. Management considers these financial and operating metrics critical to understanding and improving our business, reviewing our historical performance, benchmarking our performance versus other companies and identifying current and future trends, and for planning purposes.
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
•	We continue to closely monitor current economic conditions, particularly as they impact small businesses, associations and non-profits. While the overall economy appears to be improving, we believe that small organizations continue to experience some amount of economic hardship. If this economic hardship continues or worsens, our financial results could be adversely impacted.

•	We believe that given the size of our potential market and the relatively low barriers to entry, competition will continue to increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses, will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

•	We continue to expand our product offerings and features. Failure to develop and launch new products and features on our anticipated schedule could negatively impact our financial results.
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
General and Administrative. General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology support, finance and accounting personnel, professional fees, board compensation and expenses, certain taxes and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the anticipated growth of our business and incur costs related to operating as a public company. Therefore, in the short term, we expect that our general and administrative expenses will increase in absolute dollars, but remain generally consistent or decline slightly as a percentage of revenue as we expect to continue to grow our revenue at a similar rate. Over the long-term, we expect general and administrative expenses to decrease as a percentage of revenue as we expect to grow our revenue at a faster rate.
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

Results of Operations
Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010
Revenue

	Three Months Ended June 30,
	2011	2010	Change
	(Dollars in thousands)
Revenue	$52,527	$42,455	24%
Revenue increased by $10.1 million from 2010 to 2011. The increase resulted primarily from an approximately 20% increase in the number of average monthly customers and an approximately 3% increase in average revenue per customer. The increase in average revenue per customer was due to an increase in average customer list size and additional revenue from add-ons to our email marketing product and from our event marketing and survey products. We expect our average revenue per customer to increase over time.
Cost of Revenue

	Three Months Ended June 30,
	2011	2010	Change
	(Dollars in thousands)
Cost of revenue	$15,233	$12,686	20%
Percent of revenue	29%	30%
Cost of revenue increased by $2.5 million from 2010 to 2011. The increase in absolute dollars resulted primarily from increased personnel related costs attributable to additional employees of $1.6 million in our customer support group as a result of increasing the number of employees to support our customer growth. Additionally, depreciation, hosting and maintenance costs increased by $567,000 as a result of scaling and adding capacity to our hosting infrastructure.
Research and Development

	Three Months Ended June 30,
	2011	2010	Change
	(Dollars in thousands)
Research and development	$7,549	$5,943	27%
Percent of revenue	14%	14%
Research and development expenses increased by $1.5 million from 2010 to 2011. The increase was due to additional personnel related costs as a result of our continued hiring of research and development employees to further develop and enhance our products.
Sales and Marketing

	Three Months Ended June 30,
	2011	2010	Change
	(Dollars in thousands)
Sales and marketing	$22,515	$20,217	11%
Percent of revenue	43%	48%
Sales and marketing expenses increased by $2.3 million from 2010 to 2011. The increase was primarily due to increased personnel related costs which increased by $1.5 million as a result of adding employees related to customer acquisition, cross-selling to our customer base and enabling increased usage and better retention. Partner referral fees increased by $599,000 as the number of new customers generated from our partners increased.
General and Administrative

	Three Months Ended June 30,
	2011	2010	Change
	(Dollars in thousands)
General and administrative	$5,918	$4,604	29%
Percent of revenue	11%	11%

General and administrative expenses increased by $1.3 million from 2010 to 2011. The increase was due to additional personnel related costs as a result of increasing the number of general and administrative employees to support our overall growth and additional stock-based compensation expense resulting from an increase in equity awards and their related valuations.
Interest and other income

	Three Months Ended June 30,
	2011	2010	Change
	(Dollars in thousands)
Interest and other income	$95	$85	12%
Interest and other income increased by $10,000 from 2010 to 2011.
(Expense) benefit for Income Taxes
For the three months ended June 30, 2011, we recorded an income tax expense of $133,000, which consisted of a current income tax expense of $54,000 and a deferred income tax expense of $79,000. The current income tax expense recorded for the three months ended June 30, 2011 related to our net income for the period multiplied by our estimated annual effective tax rate for 2011. We expect to generate federal and state taxable income for the full year 2011. Our federal taxable income is expected to be fully offset by net operating loss carryforwards and other deferred tax attributes. However, we will be subject to state income taxes. The deferred income tax expense related to the amortization for tax purposes of goodwill from the Bantam Networks acquisition.
As a result of losses incurred, we did not provide for any income taxes in the three month period ended June 30, 2010.
Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010
Revenue

	Six Months Ended June 30,
	2011	2010	Change
	(Dollars in thousands)
Revenue	$102,542	$81,936	25%
Revenue increased by $20.6 million from 2010 to 2011. The increase resulted primarily from an approximately 21% increase in the number of average monthly customers and an approximately 3% increase in average revenue per customer. The increase in average revenue per customer was due to an increase in average customer list size and additional revenue from add-ons to our email marketing product and from our event marketing and survey products.
Cost of Revenue

	Six Months Ended June 30,
	2011	2010	Change
	(Dollars in thousands)
Cost of revenue	$29,916	$24,402	23%
Percent of revenue	29%	30%
Cost of revenue increased by $5.5 million from 2010 to 2011. The increase in absolute dollars resulted primarily from increased personnel related costs attributable to additional employees of $2.9 million in our customer support group as a result of increasing the number of employees to support our customer growth. Additionally, depreciation, hosting and maintenance costs increased by $1.7 million as a result of scaling and adding capacity to our hosting infrastructure. Approximately $530,000 of the increase related to higher credit card fees due to the higher volume of billing transactions.

Research and Development

	Six Months Ended June 30,
	2011	2010	Change
	(Dollars in thousands)
Research and development	$14,987	$11,564	30%
Percent of revenue	15%	14%
Research and development expenses increased by $3.4 million from 2010 to 2011. The increase was due to additional personnel related costs as a result of our continued hiring of research and development employees to further develop and enhance our products.
Sales and Marketing

	Six Months Ended June 30,
	2011	2010	Change
	(Dollars in thousands)
Sales and marketing	$46,749	$38,921	20%
Percent of revenue	46%	48%
Sales and marketing expenses increased by $7.8 million from 2010 to 2011. The increase was primarily due to increased advertising and promotional expenditures of $3.4 million due to continued expansion of our multi-channel marketing strategy including our television and radio advertising campaigns. Additionally, personnel related costs increased by $2.7 million as a result of adding employees related to customer acquisition, cross-selling to our customer base and enabling increased usage and better retention. Partner referral fees also increased by $1.3 million as the number of new customers generated from our partners increased.
General and Administrative

	Six Months Ended June 30,
	2011	2010	Change
	(Dollars in thousands)
General and administrative	$11,696	$8,903	31%
Percent of revenue	11%	11%
General and administrative expenses increased by $2.8 million from 2010 to 2011. The increase was primarily due to additional personnel related costs of $2.4 million as a result of increasing the number of general and administrative employees to support our overall growth and additional stock-based compensation expense resulting from an increase in equity awards and their related valuations. We incurred increased professional services fees of $455,000, primarily due to transaction costs associated with our acquisition of substantially all of the assets of Bantam Networks in February 2011.
Interest and other income

	Six Months Ended June 30,
	2011	2010	Change
	(Dollars in thousands)
Interest and other income	$184	$168	10%
Interest and other income increased by $16,000 from 2010 to 2011.
(Expense) benefit for Income Taxes
For the six months ended June 30, 2011, we recorded an income tax benefit of $53,000, which consisted of a current income tax benefit of $211,000 partially offset by a deferred income tax expense of $158,000. The income tax benefit recorded for the six months ended June 30, 2011 related to our net loss for the period multiplied by our estimated annual effective tax rate for 2011. We expect to generate federal and state taxable income for the full year

2011. Our federal taxable income is expected to be fully offset by net operating loss carryforwards and other deferred tax attributes. However, we will be subject to state income taxes. The deferred income tax expense related to the amortization for tax purposes of goodwill from the Bantam Networks acquisition.
As a result of losses incurred, we did not provide for any income taxes in the six month period ended June 30, 2010.
Liquidity and Capital Resources
At June 30, 2011, our principal sources of liquidity were cash and cash equivalents and marketable securities of $120 million.
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
Net cash provided by operating activities was $16.6 million and $11.2 million for the six months ended June 30, 2011 and 2010, respectively. The improvement in cash flow in 2011 was due primarily to an increase in the add-backs of non-cash expense items such as depreciation and amortization and stock-based compensation expense, a smaller net loss in the first half of 2011 as compared to the same period in 2010 as well as a larger amount of cash generated from working capital accounts in the first half of 2011 as compared to the first half of 2010. Cash provided by operating activities has historically been affected by the amount of net income (loss), growth in prepaid subscriptions, changes in working capital accounts and the timing of rent payment and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.
Net cash used in investing activities was $26.7 million and $40.0 million for the six months ended June 30, 2011 and 2010, respectively. Net cash used in investing activities in the first half of 2011 consisted primarily of net cash paid to purchase marketable securities, partially offset by the sales and maturities of marketable securities as well as cash paid to purchase substantially all of the assets of Bantam Networks and to acquire property and equipment. In February 2011, we completed the acquisition of substantially all of the assets of Bantam Networks, excluding cash, for $15.0 million. Acquisition of property and equipment of $8.8 million and $8.4 million in the six month periods ended June 30, 2011 and 2010, respectively, consisted of the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs. In the fourth quarter of 2010, we signed a new agreement for hosting space in a datacenter which we expect to occupy during 2011. We increased the amount of space we occupied under our corporate headquarters lease in 2010 and acquired property and equipment to outfit the additional space. During the six months ended June 30, 2011 and 2010, we capitalized $1,894 and $1,747, respectively, of costs associated with the development of internal use software.
Net cash provided by financing activities was $2.7 million and $2.3 million for the six months ended June 30, 2011 and 2010, respectively. Net cash provided by financing activities in the first half of both 2011 and 2010 consisted of proceeds from stock issued pursuant to the exercise of stock options and the purchase of stock pursuant to the employee stock purchase plan.
As of December 31, 2010, we had federal and state net operating loss carry-forwards of $45.5 million and $6.9 million, respectively, which may be available to offset potential payments of future federal and state income tax liabilities and which, if unused, expire at various dates through 2030 for both federal and state income tax purposes.

Contractual Obligations
We lease our headquarters under an operating lease that is effective through September 2015 with one five-year extension option. The lease includes the space we are occupying now as well as additional space that will be made available to us through the term of the lease. We lease office space in Colorado for a sales and support office under an operating lease that expires in April 2019 with three three-year extension options. We also lease small amounts of general office space in Florida, New York and California under lease agreements that expire at various dates through 2014.
We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through mid-2017.
As of June 30, 2011, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $8.2 million. This amount relates primarily to marketing programs and other non-marketing related goods and services to be delivered during 2011.
The following table summarizes our contractual obligations at June 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due In
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)
Office lease obligations	$27,056	$5,367	$11,244	$7,744	$2,701
Hosting facility agreements	20,817	4,700	7,274	6,409	2,434
Vendor commitments	8,233	8,233	—	—	—

Total	$56,106	$18,300	$18,518	$14,153	$5,135

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

New Accounting Guidance
In June 2011, the Financial Accounting Standards Board issued new accounting guidance on the presentation of comprehensive income to provide companies with two options for presenting comprehensive income. Companies can present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for us on January 1, 2012. Early adoption is permitted. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, adoption will not have an effect on the our consolidated financial statements.
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
Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $120 million at June 30, 2011, which consisted of cash, government securities, corporate and agency bonds, commercial paper and money market instruments. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b)	Changes in Internal Control over Financial Reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
To succeed, we must continue to attract and retain a large number of customers on a cost-effective basis. We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website, television and radio advertising and the inclusion of a link to our website in substantially all of our customers’ emails. In addition, we are committed to providing our customers with a high level of support. As a result, we believe many of our new customers are referred to us by existing customers. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.
Our business is substantially dependent on the market for email marketing services for small organizations.
We derive, and expect to continue to derive a substantial portion of our revenue from our email marketing product for small organizations, including small businesses, associations and non-profits. For the year ended December 31, 2010, our revenue from our email marketing product alone was approximately 90% of our total revenue. Widespread acceptance of email marketing among small organizations will continue to be critical to our future growth and success. There is no certainty regarding how the market for email marketing will continue to develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make email marketing convenient, effective and affordable. If small organizations determine that email marketing does not sufficiently benefit them or utilize alternative or new electronic methods of communicating with their customers, existing customers may cancel their accounts and potential customers may decide not to adopt email marketing. In addition, many small organizations lack the technical expertise to develop and manage email marketing campaigns effectively. As technology advances, however, small organizations may establish the capability to manage their own email marketing and therefore may have no need for our email marketing product. If the market for email marketing services fails to continue to grow or grows more slowly than we currently anticipate, demand for our services may decline and our revenue would suffer.

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
Our products are designed specifically for small organizations, including small businesses, associations and non-profits. These organizations frequently have limited budgets and are often resource and time-constrained and, as a result, may be more likely to be significantly affected by economic downturns than their larger, more established counterparts. While the overall economy appears to be slowly improving, we believe that small organizations continue to experience some amount of economic hardship. As a result, small organizations may choose to spend the limited funds that they have on items other than our products and may experience higher failure rates. Moreover, if small organizations experience economic distress, they may be unwilling or unable to expend time and financial resources on marketing, which would negatively affect the overall demand for our products, increase customer attrition and could cause our revenue to decline. There can be no assurance, therefore, that current economic conditions or worsening economic conditions, or a recurring recession, will not have a significant adverse impact on our operating and financial results.
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
The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract new customers and retain existing customers. In providing our services, we rely on third-party hosting facilities, bandwidth providers, ISPs and mobile networks. Our production system hardware and the disaster recovery operations for our production system hardware are co-located in third-party hosting facilities. These facilities do not guarantee that our customers’ access to our products will be uninterrupted, error-free or secure. Our operations also depend on the ability of our third-party hosting facilities to protect their and our systems against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. In the event that our third-party hosting arrangements are terminated, or there is a lapse of service or damage to these facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities. In 2011, we plan to transition to a new hosting facility. Despite the precautions we plan to take during this transition, any unsuccessful or delayed data or equipment transfers may impair the delivery of our service. In addition, our customer support services, which are located at our headquarters in Waltham, Massachusetts and at our sales and support office in Loveland, Colorado, would experience interruptions as a result of any disruption of electrical, phone or any other similar facility support services. Any interruptions or delays in access to our products or customer support, whether as a result of third-party error, our own error, natural disasters, security breaches or malicious actions, such as denial-of-service or similar attacks, whether accidental or willful, could harm our relationships with customers and our reputation. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to cancel their accounts, any of which could adversely affect our business, financial condition and results of operations.
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
If the delivery of our customers’ emails is limited or blocked, customers may cancel their accounts.
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
We have incurred net losses in the past and may incur net losses in the future. While we reported net income for 2010, we experienced net losses in each of the previous years and in the first quarter of 2011. We reported net income in the second quarter of 2011 but we incurred a net loss for the first half of 2011. We may experience continued net losses and there is no guarantee we will be profitable in the future. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be profitable in any future period. Our recent revenue growth may not be indicative of our future performance. In future periods, we may not have any revenue growth, or our revenue could decline.
Failure to maintain effective internal controls over financial reporting and disclosure controls and procedures would have a material adverse effect on our business.
The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In order to comply with Section 404 of the Sarbanes-Oxley Act’s requirements relating to internal control over financial reporting, we incur substantial accounting expense and expend significant management time on compliance-related issues. We expect to continue to incur such expenses and expend such time in the future. If in the future we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources.
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

CONSTANT CONTACT, INC.
Date: August 4, 2011	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2011	By:	/s/ Harpreet S. Grewal
Harpreet S. Grewal
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

10.1(1)	2007 Stock Incentive Plan.

10.2#	Form of Incentive Stock Option Agreement (executive officers) under the 2011 Stock Incentive Plan.

10.3#	Form of Incentive Stock Option Agreement (non-executive officers) under the 2011 Stock Incentive Plan.

10.4#	Form of Non-Statutory Stock Option Agreement (executive officers) under the 2011 Stock Incentive Plan.

10.5#	Form of Non-Statutory Stock Option Agreement (non-executive officers) under the 2011 Stock Incentive Plan.

10.6#	Form of Restricted Stock Unit Agreement (executive officers; time-based) under the 2011 Stock Incentive Plan.

10.7#	Form of Non-Statutory Stock Option Agreement (directors; initial grant) under the 2011 Stock Incentive Plan.

10.8#	Form of Non-Statutory Stock Option Agreement (directors; annual grant) under the 2011 Stock Incentive Plan.

10.9#	Form of Non-statutory Stock Option Agreement (directors; discretionary grant) under the 2011 Stock Incentive Plan.

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

#	Filed herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

**	Extensible Business Reporting Language (XBRL) information is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-174621) filed with the Securities and Exchange Commission on May 31, 2011.