Form 10-Q
period 2011-09-30
Constant Contact, Inc.
filed 2011-11-02
CIK 1405277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2011, there were 29,740,797 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	1
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)	1
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)	2
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	3
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	4
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 4. CONTROLS AND PROCEDURES	27

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	28
ITEM 1A. RISK FACTORS	28
ITEM 6. EXHIBITS	41
SIGNATURES	42
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
Constant Contact, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2011	2010
Assets
Current assets
Cash and cash equivalents	$35,931	$32,892
Marketable securities	91,771	91,461
Accounts receivable, net of allowance for doubtful accounts	52	44
Prepaid expenses and other current assets	5,670	5,562

Total current assets	133,424	129,959
Property and equipment, net	32,796	29,723
Restricted cash	750	750
Goodwill	18,448	5,248
Acquired intangible assets, net	2,339	781
Other assets	2,162	1,214

Total assets	$189,919	$167,675

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,386	$7,444
Accrued expenses	11,465	6,724
Deferred revenue	28,375	25,103

Total current liabilities	44,226	39,271
Other long-term liabilities	2,317	2,282

Total liabilities	46,543	41,553

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized at September 30, 2011 and December 31, 2010; 29,721,576 and 29,337,333 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	297	293
Additional paid-in capital	181,395	168,974
Accumulated other comprehensive income	58	13
Accumulated deficit	(38,374)	(43,158)

Total stockholders’ equity	143,376	126,122

Total liabilities and stockholders’ equity	$189,919	$167,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Revenue	$54,346	$44,828	$156,888	$126,764
Cost of revenue	15,679	12,694	45,595	37,096

Gross profit	38,667	32,134	111,293	89,668

Operating expenses
Research and development	7,338	5,890	22,325	17,454
Sales and marketing	19,455	18,773	66,204	57,694
General and administrative	6,191	4,551	17,887	13,454

Total operating expenses	32,984	29,214	106,416	88,602

Income from operations	5,683	2,920	4,877	1,066
Interest and other income	80	81	264	249

Income before income taxes	5,763	3,001	5,141	1,315
Income tax expense	(410)	(59)	(357)	(59)

Net income	$5,353	$2,942	$4,784	$1,256

Net income per share:

Basic	$0.18	$0.10	$0.16	$0.04
Diluted	$0.18	$0.10	$0.16	$0.04

Weighted average shares outstanding used in computing per share amounts:

Basic	29,631	28,887	29,481	28,666
Diluted	30,399	29,937	30,679	29,820
The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2011	2010
Cash flows from operating activities
Net income	$4,784	$1,256
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,567	8,595
Amortization of premium on investments	493	36
Stock-based compensation expense	8,643	5,810
Recovery of bad debts	(1)	(1)
Gain on sales of marketable securities	(13)	—
Deferred income taxes	221	—
Taxes paid related to net share settlement of restricted stock	(154)	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(7)	6
Prepaid expenses and other current assets	(108)	(1,148)
Other assets	(948)	(54)
Accounts payable	(3,058)	(113)
Accrued expenses	4,741	2,781
Deferred revenue	3,272	4,109
Other long-term liabilities	(186)	(827)

Net cash provided by operating activities	28,246	20,450

Cash flows from investing activities
Purchases of marketable securities	(111,035)	(84,261)
Proceeds from maturities of marketable securities	28,563	72,695
Proceeds from sales of marketable securities	81,727	—
Payments for acquisitions, net of cash acquired	(15,000)	(2,225)
Acquisition of property and equipment, including costs capitalized for development of internal use software	(12,921)	(11,917)

Net cash used in investing activities	(28,666)	(25,708)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to the exercise of stock options	3,024	2,306
Proceeds from issuance of common stock pursuant to employee stock purchase plan	435	390

Net cash provided by financing activities	3,459	2,696

Net increase (decrease) in cash and cash equivalents	3,039	(2,562)
Cash and cash equivalents, beginning of period	32,892	59,822

Cash and cash equivalents, end of period	$35,931	$57,260

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock in connection with the acquisition of Nutshell Mail, Inc.	$—	$3,603
Capitalization of stock-based compensation	477	204
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include those of the Company and its subsidiaries, Constant Contact Securities Corporation, a Massachusetts corporation, and Constant Contact (UK) Limited, a corporation, organized under the laws of England and Wales, after elimination of all intercompany accounts and transactions. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
The condensed consolidated balance sheet at December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2011 and consolidated results of operations for the three and nine months ended September 30, 2011 and 2010 and consolidated cash flows for the nine months ended September 30, 2011 and 2010, have been made. The condensed consolidated results of operations for the three and nine months ended September 30, 2011 and cash flows for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2011.
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

Comprehensive income was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$5,353	$2,942	$4,784	$1,256
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	11	9	58	(5)
Reclassification adjustment for realized gains on available-for-sale securities included in net income	(1)	—	(13)	—

Comprehensive income	$5,363	$2,951	$4,829	$1,251

At September 30, 2011, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Bills and Notes	$45,846	61	$—	$45,907
International Government Bonds	1,003	—	—	1,003
Corporate and Agency Bonds	42,865	10	(13)	42,862
Commercial Paper	1,999	—	—	1,999

Total	$91,713	$71	$(13)	$91,771

At September 30, 2011, marketable securities consisted of investments that mature within one year with the exception of U.S. Treasury Notes with a fair value of $13,032 and agency bonds with a fair value of $6,509, which have maturities within two years.
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

Fair Value of Financial Instruments
Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, are used to measure fair value:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company had cash equivalents of $11,523 and $23,488 at September 30, 2011 and December 31, 2010, respectively, which were invested in money market instruments at September 30, 2011 and in money market instruments and agency bonds at December 31, 2010. The Company carries its cash equivalents and marketable securities at fair value based on quoted market prices. Quoted market prices are a Level 1 measurement in the hierarchy of fair value measurements. The Company also considers receivables related to customer credit card purchases of $2,836 and $1,114 at September 30, 2011 and December 31, 2010, respectively, to be equivalent to cash.
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of unrestricted common shares outstanding for the period.
Diluted net income per share is computed by dividing net income by the sum of the weighted average number of unrestricted common shares outstanding during the period and the weighted average number of potential common shares from the assumed exercise of stock options and the vesting of shares of restricted stock and restricted stock units using the “treasury stock” method when the effect is not anti-dilutive.
The following is a summary of the shares used in computing diluted net income per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)
Weighted average shares used in calculating basic net income per share	29,631	28,887	29,481	28,666
Stock options	757	1,047	1,164	1,152
Warrants	1	1	1	1
Unvested restricted shares and restricted share units	10	2	33	1

Shares used in computing diluted net income per share	30,399	29,937	30,679	29,820

The following common stock equivalents were excluded from the computation of diluted net income per share because they had an anti-dilutive impact because the proceeds from the exercise of the options under the treasury stock method were in excess of the average fair market value for the period:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)
Options to purchase common stock	3,224	2,021	1,856	1,837
Restricted shares and restricted share units	116	—	39	—

Total options, restricted shares and restricted share units exercisable into or issuable by common stock	3,340	2,021	1,895	1,837

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
3. Acquisition of Bantam Networks, LLC
On February 15, 2011, the Company acquired substantially all of the assets, excluding cash, of Bantam Networks, LLC, a Delaware limited liability company (“Bantam Networks”), for a cash purchase price of $15,000. Bantam Networks is a contact management and social customer relationship management (“CRM”) software provider. The Company purchased the assets of Bantam Networks in order to expand the CRM functionality of its products. The operating expenses of Bantam Networks have been included in the consolidated financial statements beginning on the acquisition date and are not material to the consolidated results of the Company.
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
The following table presents the pro forma results of the historical condensed consolidated statements of operations of the Company and Bantam Networks for the nine month period ended September 30, 2011 and the three and nine month periods ended September 30, 2010, giving effect to the merger as if it occurred on January 1, 2010:

	Three months ended	Nine months ended
	September 30,	September 30,
	2010	2011	2010
Pro forma revenue	$44,828	$156,888	$126,764
Pro forma net income	$2,689	4,657	$498
Pro forma net income per share:
Basic	$0.09	$0.16	$0.02

Diluted	$0.09	$0.15	$0.02

The pro forma net income and net income per share presented primarily include adjustments for revenue, amortization, interest income and income taxes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.
4. Goodwill and Acquired Intangible Assets
The carrying amount of goodwill was $18,448 as of September 30, 2011. The change in the carrying amount of goodwill for the nine months ended September 30, 2011 was as follows:

Balance as of December 31, 2010	$5,248
Goodwill related to the acquisition of Bantam Networks	$13,200

Balance as of September 30, 2011	$18,448

The Company’s goodwill resulted from the acquisition of Nutshell Mail, Inc. (“NutshellMail”) in May 2010 and the acquisition of substantially all of the assets of Bantam Networks in February 2011. Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company has not recorded an impairment charge to date.
Acquired intangible assets consist of developed technology and are stated at cost less accumulated amortization. Amortization is on a straight-line basis over the estimated economic life of three years commencing once the software is ready for its intended use. The gross and net carrying amount of acquired intangible assets was $2,770 and $2,339, respectively, at September 30, 2011. Future estimated amortization expense for the NutshellMail developed software is $81 for the remainder of 2011, $323 for 2012 and $135 for 2013. Amortization of the intangible asset related to developed technology acquired from Bantam Networks has not yet commenced as the software is not yet ready for its intended use.
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
In March 2011, the Board of Directors adopted the 2011 Stock Incentive Plan (“2011 Plan”). The 2011 Plan was approved by the stockholders in May 2011. The 2011 Plan permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards with a maximum term of seven years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company reserved 4,200,000 shares of its common stock for the issuance under the 2011 Plan. Additionally, per the terms of the 2011 Plan, shares of common stock previously reserved for issuance under the 2007 Plan as well shares reserved for outstanding awards under the 1999 Stock Option/Stock Issuance Plan and 2007 Plan for which the awards are cancelled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the 2011 Plan. Awards that are granted with a per share or per unit purchase price less than 100% of fair market value as of the date of grant (e.g., restricted stock and restricted stock unit awards) shall count towards the total number of shares reserved for issuance under the 2011 Plan on a two-for-one basis. As of September 30, 2011, 4,367,581 shares of common stock were available for issuance under the 2011 Plan.
Stock Purchase Plan
The Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), became effective upon the completion of the Company’s initial public offering. Six-month offering periods begin on January 1 and July 1 of each year, during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price for offerings is equal to 85% of the closing market price of the Company’s common stock on the last day of the offering period. The first offering period of 2011 began on January 1, 2011 and was completed on June 30, 2011. The second offering period of 2011 began on July 1, 2011 and will be completed on December 31, 2011. As of September 30, 2011, 210,170 shares of common stock were available for issuance to participating employees under the Purchase Plan.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenue	$408	$281	$1,141	$804
Research and development	831	586	2,360	1,559
Sales and marketing	478	473	1,934	1,347
General and administrative	1,075	754	3,208	2,100

	$2,792	$2,094	$8,643	$5,810

In 2011, the Company granted 190,000 options with a grant date fair value of $14.28 per share that had performance-based vesting criteria. The vesting of these options is determined by a two-tiered target. If either target is achieved, a corresponding number of options vest. If neither of the performance objectives is achieved by December 31, 2011, the options will be cancelled. For financial reporting purposes, the Company has assessed the probability of achieving either of the performance goals as not probable and, accordingly, has not recorded stock-based compensation expense associated with these options.
6. Income Taxes
For the three and nine months ended September 30, 2011, the Company recorded an income tax expense of $410 and $357, respectively. These amounts consisted of a current income tax expense of $347 and $136 for the three and nine months ended September 30, 2011, respectively, and a deferred income tax expense of $63 and $221 for the three and nine months ended September 30, 2011, respectively. The current income tax expense recorded for the three and nine months ended September 30, 2011 related to the Company’s income before taxes for the period multiplied by its estimated annual effective tax rate for 2011. The Company expects to generate federal and state taxable income for the full year 2011. The Company’s federal taxable income is expected to be fully offset by net operating loss carryforwards and other deferred tax attributes. However, the Company will be subject to state income taxes. The deferred income tax expense related to the amortization for tax purposes of goodwill from the Bantam Networks acquisition.
The Company recorded an income tax expense of $59 for the three and nine months ended September 30, 2010 related to the Company’s income before taxes for the period multiplied by its estimated annual effective tax rate for 2010.
The Company had gross deferred tax assets of $19,766 at December 31, 2010, which has not changed significantly at September 30, 2011 other than a reduction in net operating loss carryforwards as a result of taxable net income generated through September 30, 2011. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2011 and December 31, 2010, it was not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2011 or December 31, 2010. As of September 30, 2011 and December 31, 2010, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2008 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.
7. Accrued Expenses

	September 30,	December 31,
	2011	2010
Payroll and payroll related	$4,252	$2,638
Licensed software and maintenance	1,197	1,216
Marketing programs	2,449	426
Other accrued expenses	3,567	2,444

	$11,465	$6,724

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
The Company leases a sales and support office in Colorado under a lease agreement effective through April 2019 with three three-year extension options. The agreement contains certain lease incentives and payment escalations. The Company also leases small amounts of general office space in Florida, New York, California and the United Kingdom under lease agreements that expire at various dates through 2014.
Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. At September 30, 2011 and December 31, 2010, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $1,300 at September 30, 2011, of which $444 was included in prepaid expenses and other current assets and $856 was included in other assets. The accrued rent balance was $2,355 at September 30, 2011, of which $260 was included in accrued expenses and $2,095 was included in other long-term liabilities. The prepaid rent balance was $1,076 at December 31, 2010, of which $371 was included in prepaid expenses and other current assets and $705 was included in other assets. The accrued rent balance was $2,525 at December 31, 2010, of which $243 was included in accrued expenses and $2,282 was included in other long-term liabilities.
Total rent expense under office leases was $1,567 and $4,567 for the three and nine months ended September 30, 2011, respectively, and $1,265 and $3,611 for the three and nine months ended September 30, 2010, respectively.

As of September 30, 2011, future minimum lease payments under non-cancellable office leases are as follows:

Remainder of 2011	$1,317
2012	5,567
2013	5,610
2014	5,631
2015	4,473
Thereafter	3,162

Total	$25,760

Third-party Hosting Agreements
The Company has agreements with various vendors to provide specialized space and equipment and related services from which the Company hosts its software applications. In 2010, the Company signed a hosting facilities agreement in a new datacenter, which the Company began occupying in 2011. In the first quarter of 2011, the Company signed a new hosting facility agreement that superseded an existing hosting facilities agreement. The term was also extended for an additional three years from the original term.
Payment escalations and rent holidays specified in these agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. At September 30, 2011, the Company had prepaid rent of $495, which was included in other assets.
The agreements include payment commitments that expire at various dates through mid-2017. As of September 30, 2011, future minimum payments under these non-cancellable agreements are as follows:

Remainder of 2011	1,005
2012	4,620
2013	3,385
2014	3,111
2015	3,204
Thereafter	4,076

Total	$19,401

Vendor Commitments
As of September 30, 2011, the Company had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $7,032 related primarily to marketing programs and other non-marketing goods and services to be delivered over the next twelve months.
Letters of Credit and Restricted Cash
As of September 30, 2011 and December 31, 2010, the Company maintained a letter of credit totaling $750 for the benefit of the landlord of the Company’s corporate headquarters lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $750 as of September 30, 2011 and December 31, 2010, to secure the letter of credit. This amount was classified as restricted cash in the balance sheet at September 30, 2011 and December 31, 2010.
Indemnification Obligations
The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of September 30, 2011, the Company does not expect it will incur any significant liabilities under these indemnification agreements.
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
Through September 30, 2011 and 2010, the Company made matching contributions of $1,450 and $1,275 for the plan years ended December 31, 2011 and 2010, respectively.

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
Executive Overview
We are a leading provider of online marketing solutions, including email marketing, social media marketing, event marketing and surveys, for small organizations, including small businesses, associations and non-profits. We seek to help our customers succeed by creating and growing their customer and member relationships. We are committed to helping small businesses succeed and have a long history of delivering cost effective, easy-to-use products, support, Knowhow and coaching with a personal touch, all of which allow our customers to create and grow their own customer relationships.
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
Our on-demand email marketing product was first offered in 2000. Since that time we have experienced significant growth in revenue and number of customers. We ended 2010 with approximately 435,000 unique paying customers and had revenue for that year of $174 million. As of September 30, 2011, our unique paying customers increased to approximately 485,000 and we had revenue of $157 million through the third quarter of 2011.
Our business strategy focuses on expanding beyond email marketing to a multi-product strategy to drive higher customer lifetime value through gains in revenue per customer, retention and gross margin. We believe increasing our customer’s lifetime value will be a key contributor to our continued success. To drive lifetime value we will continue to invest in acquiring new customers, cross-selling our products to our large and growing customer base and driving increased product usage by our customers. We will continue to invest in broadening our platform of solutions, which we believe will enable our customers to create and grow their customer and member relationships.
Accomplishments through the third quarter of 2011 that we believe will drive future growth include:
•	We opened and staffed our United Kingdom office during the third quarter, marking our first direct expansion outside of North America. We will continue to increase our international resources and plans to establish a market leadership position internationally as we have done domestically.

•	Constant Contact Event Marketing surpassed 30,000 paying customers in the third quarter.

•	In the second quarter we continued our investment in innovation, launching a number of new tools such as the social media Quickstarter, a completely free step-by-step guide that offers short tutorials for getting up and running and improving success with the most popular social media networks, and Simple Share™, which gives small businesses and non-profits the opportunity to share more of their content by creating it once and then spreading it across social networks simply, easily and effectively. We also launched a new SMS feature, Text-to-Join, which allows customers and prospects to sign up for subscriber lists right from their mobile phones and a free mobile application that provides event hosts with an easy, effective way to manage event check-ins directly from their mobile devices.

•	We trained the 1,000th Constant Contact expert during the first quarter. Over 1,000 experts around the world are now trained on how to coach and teach small businesses about the power of email marketing and social media marketing.

•	In the first quarter we acquired substantially all of the assets of Bantam Networks, LLC, or Bantam Networks, a pioneering contact management and social CRM provider, including the Bantam Live product and technology. Bantam Networks provides Constant Contact a social CRM platform and technology that will serve as the foundation for all of Constant Contact’s solutions, plus an experienced and talented team focused on developing products for small businesses.
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
•	We continue to closely monitor current economic conditions, particularly as they impact small businesses, associations and non-profits. We believe that small organizations continue to experience some amount of economic hardship. If this economic hardship continues or worsens, our financial results could be adversely impacted.

•	We believe that given the size of our potential market and the relatively low barriers to entry, competition will continue to increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses, will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

•	We continue to expand our product offerings and features, including our planned launch of our new Social Campaigns product. If we fail to develop new products and features or if we fail to launch them on our anticipated schedule or if our new products and features are not accepted by our customers and prospects our financial results and future growth could be adversely affected.
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
Cost of Revenue. Cost of revenue consists primarily of wages and benefits for software operations and customer support personnel, credit card processing fees and depreciation and amortization, maintenance and hosting of our software applications underlying our product offerings. The expenses related to our hosted software applications are affected by the number of customers who subscribe to our products and the complexity and redundancy of our software applications and hosting infrastructure. We expect cost of revenue to increase in absolute dollars as we expect to increase our number of customers. Additionally, as we transitioned to a new third-party hosting facility in California in the third quarter of 2011, our cost of revenue increased as a percentage of revenue during the quarter but we expect it to decrease over time as we gain efficiencies created by our expected revenue growth and cost savings resulting from this new hosting facility. We allocate a portion of customer support costs relating to assisting trial customers to sales and marketing expense.
Research and Development. Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on improving ease-of-use, functionality and technological scalability of our existing products as well as on developing new offerings. We primarily expense research and development costs. However, direct development costs related to software enhancements that add functionality are capitalized and amortized over their useful life. We expect that on an annual basis research and development expenses will increase in absolute dollars as we continue to enhance and expand our product offerings and, in the shorter term, to also increase as a percentage of revenue. Over the longer term, however, we expect our research and development expenses to decline as a percentage of revenue as we expect to grow our revenue at a faster rate.
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

Results of Operations
Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010
Revenue

	Three Months Ended September 30,
	2011	2010	Change
		(Dollars in thousands)
Revenue	$54,346	$44,828	21%
Revenue increased by $9.5 million from 2010 to 2011. The increase resulted primarily from an approximately 18% increase in the number of average monthly customers and an approximately 3% increase in average revenue per customer. The increase in average revenue per customer was due to an increase in average customer list size and additional revenue from add-ons to our email marketing product and from our event marketing and survey products. We expect our average revenue per customer to increase over time.
Cost of Revenue

	Three Months Ended September 30,
	2011	2010	Change
		(Dollars in thousands)
Cost of revenue	$15,679	$12,694	24%
Percent of revenue	29%	28%
Cost of revenue increased by $3.0 million from 2010 to 2011. The increase resulted primarily from increased customer support personnel costs of $1.6 million to support our customer growth. Depreciation, hosting and maintenance costs increased by $716,000 as a result of scaling and adding capacity to our hosting infrastructure inclusive of the effects of transitioning to a new third-party hosting facility in California in the third quarter of 2011. We also incurred an additional $374,000 of expense related to customer incentives that we offered.
Research and Development

	Three Months Ended September 30,
	2011	2010	Change
		(Dollars in thousands)
Research and development	$7,338	$5,890	25%
Percent of revenue	14%	13%
Research and development expenses increased by $1.4 million from 2010 to 2011. The increase was due primarily to additional personnel related costs as a result of our continued hiring of research and development employees to further develop and enhance our products.
Sales and Marketing

	Three Months Ended September 30,
	2011	2010	Change
		(Dollars in thousands)
Sales and marketing	$19,455	$18,773	4%
Percent of revenue	36%	42%

Sales and marketing expenses increased by $682,000 from 2010 to 2011. The increase in absolute dollars was largerly due to increased personnel related costs of $1.6 million that resulted primarily from adding employees to focus on customer acquisition, cross-selling to our customer base and enabling increased usage and better retention. Partner referral fees increased by $484,000 as the number of new customers generated from our partners increased. These increases were partially offset by a decrease of $1.6 million of advertising and promotional expenditures due primarily to a change in the mix and timing of advertising campaigns.
General and Administrative

	Three Months Ended September 30,
	2011	2010	Change
		(Dollars in thousands)
General and administrative	$6,191	$4,551	36%
Percent of revenue	11%	10%
General and administrative expenses increased by $1.6 million from 2010 to 2011. The increase was due primarily to additional personnel related costs of $1.2 million largely as a result of increasing the number of general and administrative employees to support our overall growth and additional stock-based compensation expense resulting from an increase in equity awards and their related valuations.
Interest and other income

	Three Months Ended September 30,
	2011	2010	Change
		(Dollars in thousands)
Interest and other income	$80	$81	(1)%
Interest and other income decreased by $1,000 from 2010 to 2011.
Income Taxes
For the three months ended September 30, 2011, we recorded an income tax expense of $410,000. This consisted of a current income tax expense of $347,000 and a deferred income tax expense of $63,000. The current income tax expense related to our income before taxes for the period multiplied by our estimated annual effective tax rate for 2011. We expect to generate federal and state taxable income for the full year 2011. Our federal taxable income is expected to be fully offset by net operating loss carryforwards and other deferred tax attributes. However, we will be subject to state income taxes. The deferred income tax expense related to the amortization for tax purposes of goodwill from the Bantam Networks acquisition.
We recorded an income tax expense of $59,000 for the three months ended September 30, 2010 related to our income before taxes multiplied by our estimated annual effective tax rate for 2010.

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010
Revenue

	Nine Months Ended September 30,
	2011	2010	Change
		(Dollars in thousands)
Revenue	$156,888	$126,764	24%
Revenue increased by $30.1 million from 2010 to 2011. The increase resulted primarily from an approximately 20% increase in the number of average monthly customers and an approximately 3% increase in average revenue per customer. The increase in average revenue per customer was due to an increase in average customer list size and additional revenue from add-ons to our email marketing product and from our event marketing and survey products.

Cost of Revenue

	Nine Months Ended September 30,
	2011	2010	Change
		(Dollars in thousands)
Cost of revenue	$45,595	$37,096	23%
Percent of revenue	29%	29%
Cost of revenue increased by $8.5 million from 2010 to 2011. The increase in absolute dollars resulted primarily from increased customer support personnel costs of $4.2 million to support our customer growth. Depreciation, hosting and maintenance costs increased by $2.2 million as a result of scaling and adding capacity to our hosting infrastructure inclusive of the effects of transitioning to a new third-party hosting facility in California in the third quarter of 2011. We incurred an additional $731,000 of expense related to customer incentives that we offered. Approximately $723,000 of the increase related to higher credit card fees due to the higher volume of billing transactions.
Research and Development

	Nine Months Ended September 30,
	2011	2010	Change
		(Dollars in thousands)
Research and development	$22,325	$17,454	28%
Percent of revenue	14%	14%
Research and development expenses increased by $4.9 million from 2010 to 2011. The increase in absolute dollars was due primarily to additional personnel related costs as a result of our continued hiring of research and development employees to further develop and enhance our products.
Sales and Marketing

	Nine Months Ended September 30,
	2011	2010	Change
		(Dollars in thousands)
Sales and marketing	$66,204	$57,694	15%
Percent of revenue	42%	46%
Sales and marketing expenses increased by $8.5 million from 2010 to 2011. The increase in absolute dollars was largerly due to an increase in personnel related costs of $4.4 million that resulted primarily from adding employees to focus on customer acquisition, cross-selling to our customer base and enabling increased usage and better retention. Advertising and promotional expenditures also increased by of $1.8 million due to continued expansion of our multi-channel marketing strategy including our television and radio advertising campaigns. Partner referral fees also increased by $1.8 million as the number of new customers generated from our partners increased.
General and Administrative

	Nine Months Ended September 30,
	2011	2010	Change
		(Dollars in thousands)
General and administrative	$17,887	$13,454	33%
Percent of revenue	11%	11%
General and administrative expenses increased by $4.4 million from 2010 to 2011. The increase in absolute dollars was primarily due to additional personnel related costs of $3.7 million as a result of increasing the number of general and administrative employees to support our overall growth and additional stock-based compensation expense resulting from an increase in equity awards and their related valuations. We incurred increased professional services fees of $683,000, primarily due to transaction costs associated with our acquisition of substantially all of the assets of Bantam Networks in February 2011.

Interest and other income

	Nine Months Ended September 30,
	2011	2010	Change
		(Dollars in thousands)
Interest and other income	$264	$249	6%
Interest and other income increased by $15,000 from 2010 to 2011.
Income Taxes
For the nine months ended September 30, 2011, we recorded an income tax expense of $357,000. This amount consisted of a current income tax expense of $136,000 and a deferred income tax expense of $221,000. The current income tax expense recorded for the nine months ended September 30, 2011 related to our income before taxes for the period multiplied by our estimated annual effective tax rate for 2011. We expect to generate federal and state taxable income for the full year 2011. Our federal taxable income is expected to be fully offset by net operating loss carryforwards and other deferred tax attributes. However, we will be subject to state income taxes. The deferred income tax expense related to the amortization for tax purposes of goodwill from the Bantam Networks acquisition.
We recorded an income tax expense of $59,000 for the nine months ended September 30, 2010 related to our income before taxes for the period multiplied by our estimated annual effective tax rate for 2010.
Liquidity and Capital Resources
At September 30, 2011, our principal sources of liquidity were cash and cash equivalents and marketable securities of $128 million.
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
Net cash provided by operating activities was $28.2 million and $20.5 million for the nine months ended September 30, 2011 and 2010, respectively. The improvement in cash flow in 2011 was due primarily to an increase in net income, increases in the add-backs of non-cash expense items such as depreciation and amortization and stock-based compensation expense, partially offset by a smaller amount of cash generated from working capital accounts in the first nine months of 2011 as compared to the same period in 2010. Cash provided by operating activities has historically been affected by the amount of net income (loss), growth in prepaid subscriptions, changes in working capital accounts and the timing of rent payment and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.
Net cash used in investing activities was $28.7 million and $25.7 million for the nine months ended September 30, 2011 and 2010, respectively. Net cash used in investing activities in the first nine months of 2011 consisted primarily of net cash paid to purchase marketable securities, partially offset by the sales and maturities of marketable securities as well as cash paid to purchase substantially all of the assets of Bantam Networks and to acquire property and equipment. In February 2011, we completed the acquisition of substantially all of the assets of Bantam Networks, excluding cash, for $15.0 million. Acquisition of property and equipment of $12.9 million and $11.9 million in the nine month periods ended September 30, 2011 and 2010, respectively, consisted of the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs. In the fourth quarter of 2010, we signed a new agreement for hosting space in a datacenter which we began to occupy in 2011. We increased the amount of space we occupied under our corporate headquarters lease in 2010 and acquired property and equipment to outfit the additional space. During the nine months ended September 30, 2011 and 2010, we capitalized $3,309 and $2,738, respectively, of costs associated with the development of internal use software.
Net cash provided by financing activities was $3.5 million and $2.7 million for the nine months ended September 30, 2011 and 2010, respectively. Net cash provided by financing activities in the first nine months of both 2011 and 2010 consisted of proceeds from stock issued pursuant to the exercise of stock options and the purchase of stock pursuant to the employee stock purchase plan.
As of December 31, 2010, we had federal and state net operating loss carry-forwards of $45.5 million and $6.9 million, respectively, which may be available to offset potential payments of future federal and state income tax liabilities and which, if unused, expire at various dates through 2030 for both federal and state income tax purposes.

Contractual Obligations
We lease our headquarters under an operating lease that is effective through September 2015 with one five-year extension option. The lease includes the space we are occupying now as well as additional space that will be made available to us through the term of the lease. We lease office space in Colorado for a sales and support office under an operating lease that expires in April 2019 with three three-year extension options. We also lease small amounts of general office space in Florida, New York, California and the United Kingdom under lease agreements that expire at various dates through 2014.
We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through mid-2017.
As of September 30, 2011, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $7.0 million. This amount relates primarily to marketing programs and other non-marketing related goods and services to be delivered over the next twelve months.
The following table summarizes our contractual obligations at September 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due In
		Less Tehan			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)
Office lease obligations	$25,760	$5,476	$11,238	$6,579	$2,467
Hosting facility agreements	19,401	4,453	6,885	6,457	1,606
Vendor commitments	7,032	7,032	—	—	—

Total	$52,193	$16,961	$18,123	$13,036	$4,073

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

New Accounting Guidance
In June 2011, the Financial Accounting Standards Board issued new accounting guidance on the presentation of comprehensive income to provide companies with two options for presenting comprehensive income. Companies can present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for us on January 1, 2012. Early adoption is permitted. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, adoption will not have an effect on our consolidated financial statements.
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
Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $128 million at September 30, 2011, which consisted of cash, government securities, corporate and agency bonds, commercial paper and money market instruments. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We derive, and expect to continue to derive, a substantial portion of our revenue from our email marketing product for small organizations, including small businesses, associations and non-profits. For the year ended December 31, 2010, our revenue from our email marketing product alone was approximately 90% of our total revenue. Widespread acceptance of email marketing among small organizations will continue to be critical to our future growth and success. There is no certainty regarding how the market for email marketing will continue to develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make email marketing convenient, effective and affordable. If small organizations determine that email marketing does not sufficiently benefit them or utilize alternative or new electronic methods of communicating with their customers, existing customers may cancel their accounts and potential customers may decide not to adopt email marketing. In addition, many small organizations lack the technical expertise to develop and manage email marketing campaigns effectively. As technology advances, however, small organizations may establish the capability to manage their own email marketing and therefore may have no need for our email marketing product. If the market for email marketing services fails to continue to grow or grows more slowly than we currently anticipate, demand for our services may decline and our revenue would suffer.

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
Our production disaster recovery system is located at one of our third-party hosting facilities. Our corporate disaster recovery system is located at our headquarters in Waltham, Massachusetts. Neither system provides real time backup or has been tested under actual disaster conditions and neither system may have sufficient capacity to recover all data and services in the event of an outage. In the event of a disaster in which our production system hardware and the disaster recovery operations for our production system hardware are irreparably damaged or destroyed, we would experience interruptions in access to our products. Moreover, our headquarters and our production system hardware are located within several miles of each other. As a result, any regional disaster could affect these locations equally. Any or all of these events could cause our customers to lose access to our products, which will harm our business and results of operations.
Our growth strategy requires us to expand our product offerings beyond email marketing and this expansion may not be successful.
We have largely focused our business on providing our email marketing product for small organizations, but in the last few years we have expanded our service offerings. In 2007, we introduced our survey product and our add-on email archive service that enables our customers to archive their past email campaigns. In 2009, we launched our event marketing product. Through our acquisition of privately-held Nutshell Mail, Inc., or NutshellMail, which we completed in May 2010, we now provide a tool for small organizations to monitor and engage with social media networks. In late 2011, we plan to launch our Social Campaigns product which will allow small businesses the ability to run multi-step, results-oriented campaigns on their social networks. Our efforts to introduce new products beyond our email marketing product, including our event marketing and survey products and our social media marketing offerings, may not result in significant revenue growth, may not be timely, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business or product, which may harm our financial performance.
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
We have incurred net losses in the past and may incur net losses in the future. While we reported net income for 2010, we experienced net losses in each of the previous years and in the first quarter of 2011. We reported net income in the second and third quarters of 2011 and year to date we have generated net income. However, we may experience net losses in future periods and there is no guarantee we will be profitable in the future. In addition, we expect our operating expenses to increase as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be profitable in any future period. Our recent revenue growth may not be indicative of our future performance. In future periods, we may not have any revenue growth, or our revenue could decline.
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
In addition, any acquisitions we complete may not ultimately strengthen our competitive position or achieve our goals, or such an acquisition may be viewed negatively by our customers, stockholders or the financial markets.

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

CONSTANT CONTACT, INC.
Date: November 2, 2011	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2011	By:	/s/ Harpreet S. Grewal
Harpreet S. Grewal
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

10.1(1)	2011 Stock Incentive Plan.

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Filed herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

**	Extensible Business Reporting Language (XBRL) information is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-174621) filed with the Securities and Exchange Commission on May 31, 2011.