Form 10-K
period 2011-12-31
Constant Contact, Inc.
filed 2012-02-28
CIK 1405277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Select Market on June 30, 2011 was $736,092,714.

As of February 24, 2012, the registrant had 30,224,625 shares of Common Stock, $0.01 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for the registrant’s 2011 annual stockholders’ meeting are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

CONSTANT CONTACT, INC.

Forward-Looking Statements

Matters discussed in this Annual Report on Form 10-K relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, product plans, market opportunity, and other plans and objectives, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often, but not always, identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, “objectives”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future events or future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A — “Risk Factors” and those included elsewhere in this Annual Report on Form 10-K and in our other public filings with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections, judgments and beliefs upon which we base our expectations included in this Annual Report on Form 10-K, other periodic reports or otherwise are made only as of the date made and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

References in this Annual Report on Form 10-K to “Constant Contact”, the “Company”, “we” or “us” means Constant Contact, Inc. and our wholly-owned subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

Constant Contact is a leading provider of on-demand Engagement Marketing™ tools including email marketing, social media marketing, event marketing and online survey products that are designed for small organizations, including small businesses, associations and non-profits. We seek to help our customers succeed by creating and growing their customer and member relationships through our easy-to-use products combined with education, support, Knowhow™ and coaching with a personal touch. We believe engagement marketing creates interest through an ongoing dialog that shares information and encourages engagement. By enabling sharing, endorsement and engagement across all channels, we believe small organizations will generate repeat business and new business through referrals. Our engagement marketing products enable our customers to launch and monitor customer engagement campaigns across multiple channels, including through email, social media, events and online surveys.

Our email marketing product allows small organizations to create, send and track professional and affordable permission-based email marketing campaigns. With these campaigns, we believe our customers build stronger relationships with their customers and members, increase sales and expand membership. We launched Social Campaigns™ in January 2012. Social Campaigns allows users to create, publish, promote and run campaigns on Facebook® that offer promotions or content targeted toward those who “Like” them and to incent others to “Like” and share them. Social Campaigns can be published to a customer’s email list, to existing Facebook fans, on LinkedIn® and to Twitter® followers. Our event marketing product allows our customers to promote and manage events and create event homepages, track event registrations and collect online payments. Our online survey product enables our customers to easily create and send surveys and receive immediate and actionable feedback. We enable customers to expand the reach of their email and social campaigns, events and surveys by expanding their reach through Facebook, LinkedIn, Twitter and many social platforms. We also offer NutshellMail™, a free social media monitoring tool that allows our customers to receive and respond to updates on Facebook, Twitter, LinkedIn, Yelp® and other social media networks.

We provide our products on an on-demand basis, meaning that our customers can access and use our products through a standard web browser. This model enables us to deploy and maintain a secure and scalable application that is easy for our customers to implement at affordable prices. We believe that the simplicity of on-demand deployment combined with our broad functionality and affordable subscription fees facilitate adoption of our integrated products.

As of December 31, 2011, we had approximately 500,000 unique paying customers. Our customers include varied types of small organizations including retailers, restaurants, law and accounting firms, consultants, non-profits, religious organizations and alumni associations. We estimate that approximately two-thirds of our customers have fewer than ten employees. Customers in more than 180 countries and territories currently use our products.

We market our products and acquire customers through a variety of sources including online advertising, partner relationships, television and radio advertising, regional initiatives, referrals and brand awareness. Our online advertising includes search engine marketing, including pay-per-click advertising, and advertising on online networks and other websites, including banner advertising. We have partner relationships with over 8,000 local and national small business service providers. These partners refer customers to us through links on their websites and outbound promotions to their customers or allow us to market to their customers directly. Our television and radio advertising is designed to educate potential customers about our marketing solutions and raise awareness of our brand. Our regional initiatives include local seminars and local online advertising. In addition, we employ 22 regional development directors who presented to approximately 120,000 small businesses and organizations in 2011 and reach approximately three quarters of the small business market in the

United States. We enhance our reach through approximately 1,900 specially trained independent experts around the globe that evangelize and educate on our behalf. A significant number of our new customers come to us from word-of-mouth referrals from our existing customers and from the inclusion of a link to our website in the footer of substantially all of the over 34 billion emails sent by our customers in 2011. We also believe our general brand awareness, press and thought leadership initiatives and overall visibility drive customers to us.

We were incorporated in Massachusetts in 1995 under the name Roving Software Incorporated. We reincorporated in Delaware in 2000 and changed our name to Constant Contact, Inc. in 2006. Our on-demand email marketing product was first offered in 2000.

Our principal executive offices are located at 1601 Trapelo Road, Third Floor, Waltham, Massachusetts 02451. Our telephone number is (781) 472-8100. Our website address is www.constantcontact.com. We are not including the information contained on our website or any information that may be accessed by links on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Through a link on the Investor Relations section of our website, we make available our filings with the Securities and Exchange Commission, or SEC, after they are electronically filed with or furnished to the SEC. All such filings are available free of charge. These filings are also available, free of charge, at www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.

Background

We believe small organizations are increasingly using online marketing tools such as email marketing, social media marketing, event marketing and surveys as a means to connect and communicate with current and prospective customers and members. Engagement marketing, through the use of these online marketing tools, helps small organizations maintain and enhance relationships with their customers and members and establish new relationships in a cost effective manner. We believe the key benefits that drive adoption of engagement marketing include the following:

•	Targeted. Engagement marketing enables organizations to tailor messages to specific audiences and provides recipients the opportunity to respond directly, thereby increasing engagement.

•	Effective and Efficient. Online marketing tools combine low cost with measurable responses and provide an attractive return on investment.

•

Timely.    The cycle from concept through design and execution for online marketing campaigns is generally shorter than the timeline for more traditional marketing methods such as direct mail. Reducing cycle time allows organizations to respond rapidly to market conditions and opportunities.

•	Content and Reach. Email marketing, Social Campaigns, event marketing and surveys provide compelling content and social media extends the reach of these communications.

•

Intuitive and Simple.    Engagement marketing works because it represents what small organizations have always done: create close connections with customers and members by starting dialogues and maintaining relationships. We believe our products provide the technology and tools to simplify and enhance this process.

Constant Contact Market Opportunity

We believe our engagement marketing tools, including our on-demand email marketing, social media marketing, event marketing and online survey products, provide significant benefits for small organizations. Small businesses and non-profits tend to rely heavily on repeat sales and referrals to grow their businesses and membership, and we believe online marketing is an effective way to reach these audiences, and maintain and grow these relationships.

Small organizations represent a large market opportunity both in the U.S and abroad. According to the most recently available estimates from the Small Business Administration and the National Center for Charitable

Statistics, there are over 29 million registered small businesses and non-profits in the United States. We believe our products could potentially address the needs of these small organizations. We also believe opportunities exist to more aggressively market our products outside the U.S. Finally, small organizations face unique challenges when adopting online marketing, including unfamiliarity with online marketing tools, uncertainty with respect to the benefits of online marketing, lack of technical and marketing expertise and limited budgets and time constraints. These constraints are highlighted during times of economic uncertainty. We have designed our engagement marketing platform and approach to educate, support and coach to meet these challenges.

Business Strengths

We believe that the following business strengths differentiate us from our competitors and contribute to our success:

•

Brand Recognition and Reach.    We believe the Constant Contact brand is widely recognized in the small business community. A 2011 survey by The Business Journals of small- to mid- sized businesses placed Constant Contact in the top ten of business-to-business brands. We have approximately 500,000 customers in more than 180 countries and territories.

•

Solutions Tailored to Meet the Needs of Small Organizations.    With millions of personal customer interactions each year by way of personal coaching and support, seminars and ongoing market research and customer surveys, we believe we have unique insights into the motivations and challenges facing small organizations. Our easy-to-use and affordable integrated suite of online marketing products, education, support, knowhow and coaching are designed to help our customers succeed.

•

Integrated Engagement Marketing Product Offerings.    Since launching our email marketing product in 2000, we have continued to evolve our product offerings. In 2007, we launched our online survey product, in 2009, we launched our event marketing product and, in 2010, we began offering NutshellMail, a free social media monitoring tool designed for small organizations. Shortly thereafter, we added social media functionality to all of our products and, in January 2012, we launched Social Campaigns. When used in combination, we believe our integrated products provide customers with a unified engagement marketing platform that enhances their ability to create, build and strengthen customer relationships.

•

Significant Base of Recurring Revenue.    We benefit from a high level of customer loyalty. Our monthly retention rate of unique paying customers remains in our historical range of 97.8%, plus or minus 0.5%. We believe this represents a strong level of engagement and provides us with a significant base of recurring revenue and visibility into future performance.

•	Attractive Life-Time Value Model. Based on our historical average retention rate and revenue per unique customer, we estimate a lifetime revenue of over $1,700 per unique customer.

•

Commitment to Delighting our Customers.    We seek to delight our customers whenever possible. We do so through easy-to-use products, free unlimited support, knowhow, coaching with a personal touch and education in the form of local seminars, webinars and tutorials. We believe that our commitment to delighting our customers and prospects drives our success.

•

Software-as-a-Service (SaaS).    We provide our products on an on-demand basis, meaning that our customers can access and use our products through a standard web browser. This enables our customers to quickly begin using our products with minimal up-front costs and limited technical expertise. It also allows us to deploy new applications and upgrades quickly and efficiently to our existing customers.

Growth Strategy

Our growth strategy is driven by the following:

•

Acquire New Customers.    We aggressively seek to continue to attract new customers by promoting the Constant Contact brand and educating prospects on the benefits of email and social media marketing, event marketing and online surveys.

•

Cross-Sell Our Products.    Our large and growing paying customer base provides significant cross-sell opportunities. We plan to market aggressively to our existing customer base to increase the adoption of our engagement marketing suite.

•

Drive Increased Usage.    By providing tools, best practices, education, coaching and support, we help our customers increase the size of their contact list, expand their following on social networks and increase the number and frequency of times they hold events and survey their customers, all of which drive increased usage of our products by our customers.

•	Increase Revenue Per Customer. As a result of our initiatives to cross-sell our products and drive usage of our products, we seek to increase total revenue from each customer.

•

Retain our Customers.    We continuously seek to improve customer retention rates. We study the attributes of customers we have retained and analyze reasons why customers leave us to provide a continuous feedback loop and help us to improve our ability to retain customers.

•	Enhance Existing Products and Platform/Launch New Products. We plan to continue to invest in research and development to grow our leadership position in engagement marketing.

•

Pursue Complementary Acquisitions.    We have made complementary acquisitions in the past and we intend to continue to evaluate potential acquisitions of additional technologies or businesses to enhance our technology and our product offerings and to access new customers and markets.

•

Expand Internationally.    We currently sell our products to customers in over 180 countries and territories, despite limited marketing efforts outside of the U.S. In 2010, we hired two regional development directors in Canada. In 2011, we opened an office in the United Kingdom. We also offer certain customer support services in Spanish, including email marketing templates and webinars. We believe that opportunities exist to substantially expand our presence outside the U.S.

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

•

Professionally Developed Templates.    Over 480 pre-designed email campaign templates help customers quickly create attractive and professional looking campaigns. These templates reflect a wide variety of themes and styles ranging from newsletters, business letters, promotions and announcements and can be refined by varying color and formats. Our editing functionality enables customers to easily modify the templates. We also provide templates designed to appeal to specific vertical markets.

•

Contact List Growth and Management.    These tools help our customers build and manage their email contact lists. Our contact list building tools include file and spreadsheet import functionality as well as software plug-ins to import contact lists maintained in Microsoft® Outlook®, Microsoft® Outlook Express®, Intuit® QuickBooks®, ACT!® by Sage Software and Salesforce®. We also offer market leading free tools and applications that allow customers to add and update contacts. These include adding contacts directly from a computer or point of sale device, an iPhone® application with list building features, a “Join My Mailing List” application for a customer’s website, blog and Facebook page, and “text to join” and “scan to join” offerings for mobile devices.

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

•

Social Media Integrations.    Email campaigns can be easily shared across multiple social media networks using Simple Share™. In addition, our customers may add social media links, such as links to Facebook pages and Twitter feeds, as well as “Share” and “Like” buttons, to their emails to encourage recipients to share and connect on social networks. Our Social Stats™ feature provides easy access to social media analytics, with an easy-to-read, graphical breakdown that shows how much “buzz” email campaigns are generating on social networking sites.

•

Email Delivery Management.    Delivery management tools are incorporated throughout our product and are designed to maintain our high deliverability rates. Some of these tools are readily apparent to our customers, such as delivery tracking. Others are delivered through back-office processes, such as a spam content check and address validation. To improve the percentage of emails delivered, we work closely with Internet service providers, or ISPs, on spam prevention issues. According to data measured by an independent third party, over 97% of our customers’ emails were delivered past spam filters to their targeted email inbox in the United States during 2011. In addition, unsubscribe requests are automatically processed to help ensure ongoing compliance with government regulations and email marketing best practices.

•

MyLibrary and MyLibraryPlus.    With MyLibrary, we enable customers to store up to five images and five documents for free. Stored images may be edited and resized as necessary for use in email campaigns. Our customers can also purchase MyLibraryPlus, our premium image and document hosting services. MyLibraryPlus provides access to our stock image gallery of thousands of images and up to 50 megabytes of document and image storage.

•

Email Archive.    We offer our customers the ability to create a hosted version of current and past email campaigns on our system and make them readily available to their constituents via a link on a customer’s website or on Facebook or Twitter. The service extends the life of up to 250 email campaigns and provides our customers an ability to showcase on their website and social media sites the extent and breadth of their communication efforts.

For the year ended December 31, 2011, revenue from our email marketing product alone was approximately 88% of our total revenue.

Social Media

Social Campaigns

We launched Social Campaigns in January 2012. Social Campaigns allows users to create, publish, promote and run campaigns on Facebook that offer promotions or content targeted toward those who “Like” them and to incent others to “Like” and share them. Social Campaigns can be published to a customer’s email list, to existing Facebook fans, on LinkedIn and to Twitter followers. Social Campaigns enables small organizations to create professional-looking pages on Facebook and drive social media engagement through campaigns designed to help grow their fan base, spark conversation and generate social word of mouth.

Social Media Marketing

We have incorporated social media marketing features into all of our products. These features enable our customers to extend the reach of their email campaigns, events and surveys beyond their own contacts using our

Simple Share and Tweet this Email and Tweet this Event tools. In addition, customers may add social media links as well as “Share” and “Like” buttons to their emails and events. The Social Stats feature provides easy access to social media analytics and our Social Share feature lets our customers publish their content to Facebook, Twitter, LinkedIn and other social networks.

Social Media Monitoring

NutshellMail, our free social media monitoring tool, aggregates updates from most of the popular social media networking sites in an email that is sent to our customers at specified intervals. Supported sites include Facebook, Twitter, LinkedIn, Yelp, MySpace, YouTube®, foursquare® and Citysearch.

Social Media Learning Tools

Our Social Media Quickstarter is a collection of simple to learn guides to help our customers learn how to build online social connections in a fast and easy manner. Topics include a social media primer, sections dedicated to specific social network sites such as Facebook, Twitter, LinkedIn and YouTube, as well as topics on ratings and reviews, location based services, QR codes and integrating email and social media marketing.

Event Marketing

Our event marketing product allows our customers to promote and manage events, communicate with invitees and registrants, capture and track registrations and collect online payments. Our event marketing product provides customers with the following features:

•

Event Registrations.    We make online registration quick and easy by offering convenient, customizable forms to capture names and email addresses and other company or personal information. Our customers can offer registrants the option of registering one or more guests, which assists customers to accurately plan event attendance. Options for guest registration include limits on the number of guests each registrant can bring, different event fees for member and non-member guests and an option for registrants to pay for their guests during the registration process. Customers can also collect information for each registered guest to help track new business leads and grow their existing contact list.

•

Email Invitations and Reminders.    Our easily customizable templates enable our customers to send professional looking communications such as invitations, reminders, updates and confirmations. Our event marketing product includes an event creation wizard, over 140 preformatted and customizable event templates, list management capabilities and access to free unlimited customer support. Our customers can use the Forward-to-a-Friend feature to increase event attendance.

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

•

Collect Payments and Issue Tickets.    When setting up an event, customers can select the preferred currency for the event or make the event free. The correct currency symbol will display to registrants and, if credit card payment is enabled, the correct currency will be processed via PayPal® or Google CheckOut. Customers have the option to create and distribute tickets to their events which registered attendees can print.

•

Mobile Capabilities.    Event Check-in, available for iPhone and Android® mobile devices, allows event managers to access registrant information, mark participants as checked-in and email registrants by tapping an address on their smartphones.

Survey

Our online survey product enables our customers to survey their customers or members and analyze responses. By selecting one of our customizable templates and editing our template questions or entering their own questions, our customers can easily create a professionally formatted survey. Our survey product includes a survey creation wizard, over 80 different preformatted and customizable survey templates, list management capabilities and access to free unlimited customer support. Our Social Share feature makes it easy for our customers to post surveys to Facebook, Twitter, LinkedIn and other social networking sites.

By incorporating a real-time reporting function, our survey product enables customers to analyze overall survey results and specific answers submitted by individual respondents. Our survey product includes analytic features that enable our customers to segment results based on survey responses, easily edit filters for “slice and dice” analysis and view the results in intuitive, easy-to-understand graphical and data formats. Results can be exported to a Microsoft® Excel® file for additional analysis. Our customers can identify the respondents associated with filtered results and create a unique contact list of these respondents who can then be targeted with a specific message or follow-up email campaign. Social media success can be measured with the Social Stats feature showing how many fans shared the survey. In addition, we offer an online polling feature that enables our customers to create online polls for use on their websites. Responses can be viewed immediately.

Other

In January 2012, we announced the acquisition of CardStar, Inc., or CardStar, a leading developer of mobile applications that extend the use of loyalty cards and mobile coupons among consumers. The CardStar application consolidates membership and rewards cards on smartphones, letting consumers use a single application rather than a series of physical cards. Merchants can track purchase behavior to reward loyalty, simply and easily. We will continue to operate CardStar’s free mobile loyalty application, which currently has over two million active users, and is available on major mobile platforms, including iPhone, Android, and Blackberry®. We believe the acquisition of CardStar will help us accelerate our entry into the mobile and loyalty space.

In February 2012, we announced the introduction of our new SaveLocalTM product, which makes it quick and easy for our customers to create, run and manage local deals, and provides them with end-to-end control over their deals. Our customers can generate new customers from their existing customers, who are given a bonus coupon for both buying the deal and sharing it on their social networks.

Customer Support

We provide free unlimited customer support to all customers and trialers of our products via phone, chat, email and through social media. In the fourth quarter of 2011, our customer support employees engaged with our customers and trialers through approximately 4,700 calls, chats, emails and social media interactions per day. Our phone, chat, email and Twitter support teams are located at our headquarters in Waltham, Massachusetts and at our sales and support call center in Loveland, Colorado. We complement our customer support with free daily product tours offered via our website, a knowledge base of frequently asked questions and webinars that explain the benefits of email marketing, social media marketing, event marketing and surveys.

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

As of December 31, 2011, we had 367 employees working in our customer support organization. Our customer support organization includes customer support, customer operations, training and compliance.

Other Services

We also offer our customers the following services:

Custom Services.    Although the majority of our customers select the “do-it-yourself” approach, we also offer custom services to customers who would like their email campaigns, event promotions or surveys prepared for them. Our custom service offerings range from a low-cost getting started service to custom campaign creation.

Training Programs.    In 2009, we launched the Constant Contact Experts Program. Under this program, we offer a free self-paced online training program designed to educate participants on email marketing and social media marketing best practices. As of December 31, 2011, we had over 1,900 Constant Contact Experts throughout the United States and in many countries throughout the world. We also offer a one-day paid workshop that provides attendees with comprehensive training emphasizing the use of our various products, including email marketing and Social Campaigns.

Pricing

We offer a free 60-day trial for all of our products, other than Social Campaigns, for which we offer a 30-day trial, and SaveLocal. The trial experience is designed to introduce our products to potential customers and is subject to certain limitations. All of our customer support resources are available during the free trial period. Upon becoming a paying customer, we ask for payment information in order to begin billing.

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

Customers in these pricing tiers may send an unlimited number of emails per month. During 2011, approximately 80% of our email marketing customers were in our two lowest pricing tiers. We offer additional pricing tiers for large list customers.

Pricing for our Social Campaigns product is based on the number of Facebook fans. The product is free for up to 100 fans and pricing is tiered thereafter starting at $29.95 for up to 500 fans. As a special introductory offer, customers who sign up prior to April 30, 2012 receive a permanent 50% discount on the price. Our event marketing product is priced at $20 per month for one event and $25 per month for up to five concurrent events. Pricing is based solely on the number of active events. Our survey product is priced at a flat fee of $15 per month, subject to a maximum of 5,000 survey responses per month. We offer our premium image and document hosting service, MyLibraryPlus, for $5.00 per month for customers with less than 350,000 unique email addresses and our email archive service for $5.00 per month for up to 250 email campaigns. We offer discounted rates to non-profits and discounted pricing options for those customers that pay for six or twelve months in advance.

Upon becoming a paying customer, we offer a 30-day money back guarantee on our email marketing, event marketing, Social Campaigns and survey products. If our customers are not satisfied for any reason we will refund 100% of the first monthly payment for the applicable product.

Customers

We have maintained a consistent focus on small organizations. As of December 31, 2011, we served a large and diverse group of approximately 500,000 unique customers. This customer base is comprised of business-to-business users, business-to-consumer users and non-profits and associations. We serve a wide range of business-to-business customers, including law firms, accountants, marketing and public relations firms, recruiters, industrial products and independent consultants. They typically use our products to showcase their subject matter knowledge and educate their audiences by sending informational newsletters and announcements about their company or industry. We also serve a diverse base of business-to-consumer customers, including but not limited to on-and off-line retailers, restaurants, realtors, travel and tourism businesses, yoga studios and day spas. These customers typically use our products to promote their offerings with the intent of generating regular, repeat business from their customers and prospects. Finally, we serve a variety of non-profits and associations, including religious organizations, charities, trade associations, alumni associations and other non-profits. They typically use our products to maintain regular communications with their members and inform them about news and events pertaining to their groups, as well as to drive event attendance, volunteer participation and fundraising efforts. We estimate that approximately two-thirds of our customers have fewer than ten employees. For the year ended December 31, 2011, the average monthly amount that we charged a customer was $38.22. We have low customer concentration as our top 100 customers in 2011 accounted for less than 1% of our total revenue. Customers in more than 180 countries and territories currently use our products. During 2011, we generated approximately 12% of our revenue from countries outside of the U.S. Significantly all of our long-lived assets are held in the U.S.

We measure customer satisfaction on a monthly basis by surveying our customers. Based on these surveys and our low customer attrition rate, we believe that our overall customer satisfaction is strong.

Sales and Marketing

Our sales and marketing efforts are designed to attract potential customers to our website, to enroll them in a free trial, to encourage them to engage with our products, to convert them to paying customers, to introduce and cross-sell our multiple products and add-ons, to encourage them to use our products effectively and to retain them as ongoing customers. We employ sophisticated strategies to acquire our customers by using a variety of sources including, but not limited to, online advertising, partner relationships, television and radio advertising, regional initiatives, referrals and general brand awareness. We also invest in public relations and thought leadership to build our overall brand and visibility.

Customer Acquisition Sources

Online Advertising.    We advertise online through pay-per-click advertising with search engines, including Google, Yahoo! and Bing™, and banner advertising with online advertising networks and other websites likely to be frequented by small organizations.

Partners.    We have relationships with over 8,000 active partners who refer customers to us through links on their websites and outbound promotions to their customers. Our partners include solutions providers, co-marketing partners, AppConnect® partners and affiliate partners. Solution providers, which include web developers, small business consultants, marketing consultants and social media consultants, are typically small business influencers who sell our products and refer us to their customers. Co-marketing organizations are major companies, non-profits, franchises and distributors who want to refer and market our products but do not typically directly sell our products. We sell to their base of customers and, in some instances, align with them for strategic reasons. AppConnect partners, which include companies offering software applications, point of sale solutions, web applications and small business accounting solutions, have software or technical solutions that are integrated with our products. We typically market our products to their base of customers. Affiliate partners provide links to our website from their website. Most of our partners either share a percentage of the revenue received by us, receive a discount on their customer accounts or receive a one-time referral fee. We promote many of our solutions providers and AppConnect partners in our Constant Contact MarketPlace.

Television and Radio Advertising.    Our television and radio advertising campaigns are designed to build awareness of the Constant Contact brand and drive market awareness of our products.

Word-of-Mouth Referrals.    New customers frequently indicate that they learn about us from a current customer. We also offer our paying customers a referral incentive consisting of a $30 credit for them and for any customer they refer. The majority of referral customers do not use the incentive program.

Footer Click-Throughs.    New customers also come to us by clicking on the Constant Contact link included in the footer of substantially all of the emails sent by our customers. In 2011, our customers sent over 34 billion emails.

Sales Efforts

Customer Marketing Coaches.    As of December 31, 2011, we employed a team of 89 phone-based sales professionals who call U.S.-, Canadian- and United Kingdom-based trial customers to assist them in their initial use of our products and encourage conversion to a paid subscription. Our coaches are aligned by three segments: business-to-business; business-to-consumer and not-for-profits and associations. We believe this segmentation allows us to better serve and advise our customers by providing specialists who have a deeper understanding of the marketing goals, best practices and types of campaigns and offers that generate positive results within each particular segment.

Local Initiatives.    As of December 31, 2011, we employed a team of 22 regional development directors who focus on educating small organizations on the benefits of our products in their local markets. These employees are located across the United States and in Canada and typically provide free local seminars to chambers of commerce and other small business groups about email marketing, social media marketing, event marketing, surveys and related topics. We also enhance our local reach through over 1,900 specially trained independent experts around the globe that evangelize and educate on our behalf.

Distance Learning.    We offer free online webinars to prospects and customers on a wide variety of topics designed to educate them about the benefits of email marketing, social media marketing, event marketing and online surveys and guide them in the use of our products.

Other Initiatives

Press Relations and Thought Leadership.    We survey our customer base on a periodic basis to assess small business expectations, attitudes and challenges. We publish the results and seek to get print and radio coverage of our results. We also publish engagement marketing, email marketing, social media marketing, event marketing and survey best practices and advice through our Hints & Tips newsletters and on our blog. In addition, in 2009, one of our executive officers authored The Constant Contact Guide to Email Marketing, which was published by Wiley Publishing. These efforts enhance our brand awareness and industry leadership.

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

Constant Contact Marketplace.    In 2010, we introduced the Constant Contact Marketplace, an online resource to connect small organizations with tools and services to grow their businesses. The Constant Contact Marketplace offers one of the largest collections of apps, integrations, and marketing experts specifically to help small businesses and non-profits maximize their marketing efforts and is the only free, online resource exclusively focused on small businesses and non-profits looking for marketing tools and services. More than 100,000 small organizations have discovered mobile apps and social integrations through the Constant Contact Marketplace.

Small Business Organization Initiatives.    We partner with chambers of commerce, small business development centers and SCORE chapters to offer our products, educational resources and knowledge base to their members. We typically offer the chamber, center or chapter a free account and discounts to their members.

In the years ended December 31, 2011, 2010 and 2009, we spent approximately $89.2 million, $78.9 million, and $61.0 million, respectively, on sales and marketing. Our sales and marketing expense as a percentage of revenue for the years ended December 31, 2011, 2010 and 2009 was 42%, 45% and 47%, respectively. As of December 31, 2011, we had 239 employees working in our sales and marketing organization.

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

Our production system hardware and the disaster recovery hardware for our production system are each co-located in third-party hosting facilities. One facility is located in Bedford Massachusetts, owned and operated by Digital 55 Middlesex, LLC, an affiliate of Digital Realty Trust, Inc., and it provides services to us under an agreement that will expire in December 2016 with two five-year extension options. The second facility, which became operational in September 2011, is located in Santa Clara, California and owned by Digital Alfred, LLC, also an affiliate of Digital Realty Trust, Inc. The term of the agreement commenced in May 2011 for a period of six years with two four-year extension options. Both hosting facilities provide around-the-clock security personnel, video surveillance and access controls, and are serviced by onsite electrical generators, fire detection and suppression systems. Both facilities also have multiple Tier 1 interconnects to the Internet.

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

Changes to our production environment are tracked and managed through a formal maintenance request process. Production hardware changes are handled much the same as software product releases and are first tested on a quality system, then verified in a staging environment, and finally deployed to the production system, which we generally seek to accomplish without system downtime. As of December 31, 2011, we had 42 employees working in our operations organization.

Research and Development

We have made substantial investments in research and development, and expect to continue to do so as a part of our strategy to continually improve the ease of use and technological scalability of our existing products as well as to develop new features and product offerings. Our engineering team adheres to a well-defined and managed software development lifecycle model. This model, which emphasizes the use of agile development practices, defines how we envision, plan, develop and test our products. Engineering is responsible for defining our technology and operations vision and executing on our product roadmaps. Our product strategy organization includes market analysts, product managers, and user interface designers. This group also performs competitive and market analysis and oversees product pricing as well as systematic product usability testing. Engineering and product strategy work cooperatively to prioritize our research and development efforts balancing our need for product enhancements, security and scalability.

Guided by the longer term needs of our business, our Constant Contact Labs researches, experiments and prototypes new technologies and introduces these new technologies to the mainstream development and operations teams for use and inclusion in future product delivery.

Our research and development expense totaled approximately $29.5 million for 2011, $24.0 million for 2010 and $18.4 million for 2009. Our research and development expense as a percentage of revenue for each of the years ended December 31, 2011, 2010 and 2009 was 14%. As of December 31, 2011, we had 188 employees working in our engineering and product strategy organizations.

Competition

The market for vendors offering online marketing tools is fragmented, competitive and evolving. Few competitors offer multiple products and none offer our complete suite of engagement marketing tools for small organizations. We believe the following are the principal competitive factors in this market:

•	ease of use and effectiveness;

•	integrated solutions;

•	product functionality, performance and reliability;

•	customer support, coaching and education;

•	affordability;

•	email deliverability rates; and

•	product scalability.

Our email marketing product primarily competes with vendors focused on the small- and medium-size business, or SMB market. Some of the vendors who are focused on the SMB email market include: AWeber Systems, Inc., iContact Corporation, Protus, a subsidiary of j2 Global Communications, Inc. (Campaigner®), The Rocket Science Group LLC

(MailChimp™), Vertical Response, Inc. and VistaPrint N.V. These vendors typically charge a low monthly entry fee or a low fee per number of emails sent and, in some cases, they have a free offering. While we generally do not compete with vendors focusing on enterprise customers, we may face competition from them in the future. We may also face future competition in the email marketing market from new companies entering our market, which may include large, established companies, such as Microsoft Corporation or Google Inc.

Our event marketing product competes with offerings by Eventbrite, Inc., Evite, LLC (a wholly-owned, operating business of IAC/InterActiveCorp) and Regonline, (a division of The Active Network, Inc.).

Our Social Campaigns product competes with offerings by Offerpop Corporation, Pagemodo, a Webs Company, Vocus Social Media LLC doing business as North Social and Wildfire Interactive, Inc.

Our survey product competes with similar offerings by Surveymonkey.com Corporation and Widgix, LLC doing business as SurveyGizmo.

Barriers to entry in delivering online marketing point solutions for small organizations are relatively low, which allows new entrants to enter the market without significant impediments and larger, established companies to develop their own competitive products or acquire or establish cooperative relationships with our competitors. In addition, some of these companies may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. These potential competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns. These competitors may have more extensive customer bases and broader customer relationships that they could leverage to obtain a significant portion of the market. In addition, these competitors may have longer operating histories and greater name recognition than we do. Moreover, if one or more of our competitors were to merge or partner with another of our competitors or a new market entrant, the change in competitive landscape could adversely affect our ability to compete effectively. Finally, one or more of these businesses could decide to offer competitive products at no cost or low cost in order to generate revenue as part of a larger product offering.

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

The CAN-SPAM Act covers email sent for the primary purpose of advertising or promoting a commercial product, service, or Internet website. The U.S. Federal Trade Commission, or the FTC, a federal consumer protection agency, is primarily responsible for enforcing the CAN-SPAM Act, and the U.S. Department of Justice, other federal agencies, State Attorneys General, and ISPs also have authority to enforce certain of its provisions.

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

The CAN-SPAM Act preempts most state laws specific to email, except for common law trespass, contract, or tort laws, state laws specifically prohibiting falsity or deception in commercial email and state laws relating to fraud and computer crime. The scope of these exceptions, however, is not settled, and some states have adopted email regulations that, if upheld, could impose liabilities and compliance burdens on us and on our customers in addition to those imposed by the CAN-SPAM Act.

In addition, we may be subject to regulation by the FTC and each of the states under general consumer protection statutes prohibiting unfair or deceptive acts and practices. Certain areas of marketing activity, including email marketing and online advertising, are subject to specific statutes such as the CAN-SPAM Act discussed above. These federal or state statutes and rules also effectively regulate online user’s privacy and data security, particularly in the e-commerce area where the FTC and state attorneys general actively investigate the policies and practices of online companies regarding the protection, sharing or use of personal information furnished by customers to the websites. To the extent our customers are small businesses or individuals, we may be subject to regulation and enforcement oversight in these areas.

Moreover, some foreign countries, including the countries of the European Union, Israel and Canada (effective Summer 2012), have regulated the distribution of commercial email and the online collection and disclosure of personal information. To the extend we conduct business operations in certain foreign countries, such as the United Kingdom and Canada, we may be subject directly to the laws in these countries. In addition, foreign governments may attempt to apply their laws extraterritorially or through treaties or other arrangements with U.S. governmental entities.

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

“Constant Contact®” is a registered trademark in the United States, Canada and in the European Union. We also hold trademarks and service marks identifying certain of our products or features of our products. We currently hold one issued U.S. patent and have two patent applications pending in the U.S. Patent and Trademark office.

Employees

As of December 31, 2011, we had 926 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good.

Facilities

Our corporate headquarters, including our principal administrative, marketing, sales and support and research and development organizations, is located in Waltham, Massachusetts. We currently lease approximately 132,000 square feet in this facility under a lease agreement that expires in September 2015 with one five-year extension option. We expect to occupy additional space in this facility under the current lease agreement. As of December 31, 2011, 618 of our employees were based in this facility. We also lease approximately 50,000 square feet of office space in Loveland, Colorado under a lease agreement that will expire in April 2019 with three three-year extension options. This facility is used for sales and support personnel and, as of December 31, 2011, 258 employees were based in this location. We lease a small amount of general office space in Delray, Florida, San Francisco, California, New York, New York and London, England under lease agreements that expire at varying dates through 2014. The U.S. facilities are used for research and development personnel and in London for marketing personnel. As of December 31, 2011, five employees were based in Florida, eight employees were based in California, seven employees were based in New York and one employee was based in London. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

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

To succeed, we must continue to attract and retain a large number of customers on a cost-effective basis. We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website, television and radio advertising and the inclusion of a link to our website in substantially all of our customers’ emails. In addition, we are committed to providing our customers with a high level of support. As a result, we believe many of our new customers are referred to us by existing customers. However, customers cancel their accounts for many reasons, including economic concerns, business failure or a perception that they do not use our product effectively, the service is not a good value and that they can manage their online marketing efforts without our products. In some cases, we terminate an account because the customer fails to comply with our standard terms and conditions. As our customer base continues to grow, even if our customer retention rates remain the same on a percentage basis, the absolute number of customers we lose each month will increase. We must continually add new customers to replace customers whose accounts are cancelled or terminated, which may involve significantly higher marketing expenditures than we currently anticipate. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our business and results of operations would be affected adversely.

Our business is substantially dependent on the market for email marketing services for small organizations.

We derive, and expect to continue to derive, a substantial portion of our revenue from our email marketing product for small organizations, including small businesses, associations and non-profits. For the year ended December 31, 2011, our revenue from our email marketing product alone was approximately 88% of our total revenue. Widespread acceptance of email marketing among small organizations will continue to be critical to our future growth and success. There is no certainty regarding how the market for email marketing will continue to develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make email marketing convenient, effective and affordable. If small organizations determine that email marketing does not sufficiently benefit them or utilize alternative or new electronic methods of communicating with their customers, existing customers may cancel their accounts and potential customers may decide not to adopt email marketing. If the market for email marketing services fails to continue to grow or grows more slowly than we currently anticipate, demand for our services may decline and our revenue would suffer.

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

We have traditionally focused our business on providing our email marketing product for small organizations, but in the last few years we have expanded our product offerings. In 2007, we introduced our survey product and our add-on email archive service that enables our customers to archive their past email campaigns. In 2009, we launched our event marketing product. Through our acquisition of privately-held Nutshell Mail, Inc., or NutshellMail, which we completed in May 2010, we now provide a tool for small organizations to monitor and engage with social media networks. In January 2012, we launched our Social Campaigns product which allows small businesses the ability to run multi-step, results-oriented campaigns on their social networks. Also, in January 2012, we announced the acquisition of CardStar, a leading developer of mobile applications that extend the use of loyalty cards and mobile coupons among consumers. Our efforts to introduce new products beyond our email marketing product, including our event marketing and survey products and our social media marketing offerings, may not result in significant revenue growth, may not be complementary to our email marketing product, may not be timely, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business or product, which may harm our financial performance.

U.S. federal legislation and the laws of many foreign countries impose certain obligations on the senders of commercial emails, which could minimize the effectiveness of our products, particularly our email marketing product, and establishes financial penalties for non-compliance, which could increase the costs of our business.

The CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our customers’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our products. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email such as the laws of Canada and the United Kingdom, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our business, and our reputation would suffer. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.

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

Our existing general liability insurance may not cover any, or only a portion of any, potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would increase our operating losses and reduce our net worth.

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

Our principal email marketing competitors include providers of email marketing products for small to medium size businesses such as AWeber Systems, Inc., iContact Corporation, Protus, a subsidiary of j2 Global Communications, Inc. (Campaigner®), The Rocket Science Group LLC (MailChimp™), Vertical Response, Inc. and Vistaprint N.V. These vendors typically charge a low monthly entry fee or a low fee per number of emails sent and, in some cases, they have a free offering. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, there are a number of other vendors that are focused on providing email marketing products for larger organizations, including Alterian Inc., CheetahMail, Inc. (a subsidiary of Experian Group Limited), ExactTarget Inc., Responsys Inc., Silverpop Systems Inc. and StrongMail Systems, Inc. While we do not compete currently with vendors of email marketing products serving larger customers, we may face future competition from these providers if they determine that our target market presents an opportunity for them. Finally, in the future, our email marketing product may experience competition from Internet Service Providers, or ISPs, advertising and direct marketing agencies and other large established businesses, such as

Microsoft Corporation or Google Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these entities could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering.

Our other products also face intense competition. Our event marketing product competes with offerings by Eventbrite, Inc., Evite, LLC (a wholly-owned, operating business of IAC/InterActiveCorp) and Regonline (a division of The Active Network, Inc.). Our Social Campaigns product competes with offerings by Offerpop Corporation, Pagemodo, a Webs Company, Vocus Social Media LLC doing business as North Social and Wildfire Interactive, Inc. Our survey product competes with similar offerings by Surveymonkey.com Corporation and Widgix, LLC doing business as SurveyGizmo.

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

Any significant disruption in service on our website or in our computer systems, or in our customer support services, could result in a loss of customers.

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

We believe that developing and maintaining awareness of the Constant Contact brand in a cost-effective manner is critical to our goal of achieving widespread acceptance of our engagement marketing platform and attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our industry increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and the effectiveness and affordability of our products for our target customer demographic. Historically, our efforts to build our brand have involved significant expense, and it is likely that our future marketing efforts will require us to incur additional significant expenses. Such brand promotion activities may not yield increased revenue and, even if they do, any revenue increases may not offset the expenses we incur to promote our brand. If we fail to promote and maintain our brand successfully, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may lose our existing customers to our competitors or be unable to attract new customers, which would cause our revenue to decrease.

We depend on search engines to attract a significant percentage of our customers, and if those search engines change their listings or our relationship with them deteriorates or terminates, we may be unable to attract new customers, which would adversely affect our business and results of operations.

Many of our customers located our website by clicking through on search results displayed by search engines such as Google, Yahoo! and Bing. Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract a significant percentage of the customers we serve to our website. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer potential customers clicking through to our website, requiring us to resort to other costly resources to replace this traffic, which, in turn, could reduce our revenue and negatively impact our operating results, harming our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, or our revenue could decline and our business may suffer. The cost of purchased search listing advertising fluctuates and may increase as demand for these channels grows, and any such increases could negatively affect our financial results.

The success of our business depends on the continued growth and acceptance of email as a communications tool and the related expansion and reliability of the Internet infrastructure. If consumers do not continue to use email or alternative communications tools gain popularity, demand for our email marketing products may decline.

The future success of our business depends on the continued and widespread adoption of email as a primary means of communication. Security problems such as “viruses,” “worms” and other malicious programs or reliability issues arising from outages and damage to the Internet infrastructure could create the perception that email is not a safe and reliable means of communication, which would discourage businesses and consumers from using email. Use of email by businesses and consumers also depends on the ability of ISPs to prevent unsolicited bulk email, or “spam,” from overwhelming consumers’ inboxes. In recent years, ISPs have developed new technologies to filter unwanted messages before they reach users’ inboxes. In response, spammers have employed more sophisticated techniques to reach consumers’ inboxes. Although companies in the anti-spam industry have started to address the techniques used by spammers, if security problems become widespread or frequent or if ISPs cannot effectively control spam, the use of email as a means of communication may decline as consumers find alternative ways to communicate. In addition, if alternative communications tools gain widespread acceptance, the need for email may lessen. Any decrease in the use of email would reduce demand for our email marketing product and harm our business.

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

Some of our Internet protocol addresses currently are listed with one or more blacklisting entities and, in the future, our other Internet protocol addresses may also be listed with these and other blacklisting entities. There can be no guarantee that we will not continue to be blacklisted or that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our products and services and communicate with our customers and could undermine the effectiveness of our customers’ marketing campaigns, all of which could have a material negative impact on our business and results of operations.

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

Sales of our products are impacted by seasonality. Recently, the first calendar quarter has been our strongest quarter for customer growth because our prospective customers typically re-engage with their customers and members following the holiday season and, as a result, communicate more frequently with them during this time. Accordingly, we increase our sales and marketing activities at the end of the third quarter and during the fourth quarter. Our customer growth in the second and third quarters is typically slower as we move into the summer months, and in response, we moderate certain of our customer acquisition activities, which may magnify the seasonal trends. If these seasonality trends change materially, our financial and operating results for any given quarter may be negatively impacted and may differ materially from results in prior quarterly periods.

If we fail to enhance our existing products or develop new products, our products may become obsolete or less competitive and we could lose customers.

If we are unable to enhance our existing products or develop new products that keep pace with rapid technological developments and meet our customers’ needs, our business will be harmed. Creating and designing such enhancements and new products entail significant technical and business risks and require substantial expenditures and lead-time, and there is no guarantee that such enhancements and new products will be completed in a timely fashion, nor is there any guarantee that any new product offerings will gain acceptance among our customers or by the broader market. For example, our existing email marketing customers may not view any new product as complementary to our email product offerings and therefore decide not to purchase such product. If we cannot enhance our existing services or develop new products or if we are not successful in selling such enhancements and new products to our customers, we could lose customers or have difficulty attracting new customers, which would adversely impact our financial performance.

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

We rely heavily upon unpatented proprietary technology, processes and know-how and trade secrets. Although we try to protect this information in part by executing confidentiality agreements with our employees, consultants and third parties, such agreements may offer only limited protection and may be breached. Any unauthorized disclosure or dissemination of our proprietary technology, processes and know-how or our trade secrets, whether by breach of a confidentiality agreement or otherwise, may cause irreparable harm to our business, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise be independently developed by our competitors or other third parties. If we are unable to protect the confidentiality of our proprietary information, processes and know-how or our trade secrets are disclosed, the value of our technology and services could be adversely affected, which could negatively impact our business, financial condition and results of operations.

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

We are currently experiencing a period of rapid growth in our headcount and operations, which has placed, and will continue to place, to the extent that we are able to sustain such growth, a significant strain on our management and our administrative, operational and financial reporting infrastructure. Our success will depend in part on the ability of our senior management to manage this expected growth effectively. To do so, we believe we will need to continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems. The expected addition of new employees and the capital investments that we anticipate will be necessary to manage our anticipated growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to manage our anticipated growth successfully, we will be unable to execute our business plan successfully.

Providing our products to customers outside the United States exposes us to risks inherent in international business.

Customers in more than 180 countries and territories currently use our products. In 2011, we opened a marketing office in the United Kingdom and we expect to continue to expand our international operations in the future. Accordingly, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. The risks and challenges associated with providing our products to customers outside the United States include:

•	localization of our products, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including those relating to tax, email, privacy and data protection;

•	foreign currency fluctuations;

•	different pricing environments;

•	difficulties in staffing and maintaining foreign operations; and

•	regional economic and political conditions.

If we fail to meet these risks and challenges, we will be unable to execute our business plan and may be subject to fines and regulatory actions.

We have incurred net losses in the past and may incur net losses in the future.

We have incurred net losses in the past and may incur net losses in the future. We reported net income for 2011 and 2010, however, we experienced net losses in prior years. While we expect to generate future profitability, we may experience net losses in future periods and there is no guarantee we will be profitable in the future. In addition, we expect our operating expenses to increase as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be profitable in any future period. In future periods, we may not have any revenue growth, or our revenue could decline.

Failure to maintain effective internal control over financial reporting and disclosure controls and procedures would have a material adverse effect on our business.

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

As of December 31, 2011, we had net operating loss carry-forwards of $48.2 million for U.S. federal tax purposes and $2.5 million for state tax purposes. These loss carry-forwards expire at varying dates between 2012 and 2031. To the extent available, we intend to use these net operating loss carry-forwards to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carry-forwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. While we do not believe that our public stock offerings and prior private financings have resulted in ownership changes that would limit our ability to utilize net operating loss carry-forwards, any subsequent ownership changes could result in such a limitation. To the extent our use of net operating loss carry-forwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carry-forwards, which could have a negative effect on our financial results.

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

We have completed four acquisitions in the past two years, including our most recent acquisition of CardStar in January 2012. We have, from time to time, evaluated other acquisition opportunities and may pursue acquisition opportunities in the future. Acquisitions involve numerous risks, including:

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	quarterly unique customer additions and retention;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in general economic, industry and market conditions;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	the total number of shares of our common stock that have been sold short.

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

We conduct our operations in leased facilities. We currently lease approximately 132,000 square feet of office space in Waltham, Massachusetts pursuant to a lease agreement that expires in September 2015 with one five-year extension option. This facility serves as our corporate headquarters. The functions performed at our headquarters include finance, human resources, legal, marketing, sales, customer support, operations, product strategy and research and development. We expect to occupy additional space in this facility under our current lease agreement over the next year.

In Loveland, Colorado, we lease approximately 50,000 square feet of office space under a lease agreement that will expire in April 2019 with three three-year extension options. This facility is used for sales and support personnel. We lease approximately 4,000 and 2,000 square feet of office space in San Francisco, California and Delray, Florida, respectively, pursuant to lease agreements that both expire in 2012 and approximately 3,000 square feet of office space in New York, New York pursuant to a lease agreement that expires in 2014. These facilities are used for research and development personnel. We also lease a small amount of office space in London, England for marketing personnel under a lease agreement that expires in 2012.

Our production system hardware and the disaster recovery hardware for our production system are currently co-located in third-party hosting facilities. One facility, located in Bedford, Massachusetts, is owned and operated by Digital 55 Middlesex, LLC, an affiliate of Digital Realty Trust, Inc., which provides services to us under an agreement that expires in December 2016 with two five-year extension options. The other facility, located in Santa Clara, California, is owned and operated by Digital Alfred, LLC, also an affiliate of Digital Realty Trust. The agreement for the facility in Santa Clara commenced in May 2011 and has an initial term of six years with two four-year extension options.

We believe that the total space available to us in the facilities under our current leases and third-party hosting arrangements or obtainable by us on commercially reasonable terms, will meet our needs for the foreseeable future.

For more information about our lease and third-party hosting commitments, see also Note 10, Commitments and Contingencies, of the Notes to our Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in our opinion, would have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “CTCT” on the NASDAQ Global Select Market. Prior to January 1, 2011, our common stock traded on the NASDAQ Global Market. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the NASDAQ Global Market in 2010 and the NASDAQ Global Select Market in 2011 and 2012:

	High	Low
2010:
First Quarter	$23.76	$16.36
Second Quarter	$26.50	$20.10
Third Quarter	$22.70	$16.75
Fourth Quarter	$32.09	$19.99
2011:
First Quarter	$36.13	$26.25
Second Quarter	$36.33	$21.59
Third Quarter	$25.97	$14.46
Fourth Quarter	$25.62	$15.85
2012:
First Quarter (through February 24, 2012)	$32.18	$21.49

Holders of Our Common Stock

As of February 24, 2012, there were 56 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividends; Equity Repurchases

We have never paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. Neither we nor any affiliated purchaser or anyone acting on behalf of us made any purchases of shares of our common stock in the fourth quarter of 2011.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any unregistered securities during the year ended December 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

Stock Performance Graph

The following stock performance graph compares the cumulative total return to stockholders for our common stock for the period from October 3, 2007, the effective date of our initial public offering, through December 31, 2011 against the cumulative total return of the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index.

The comparison assumes $100.00 was invested in our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on October 3, 2007 was the closing sales price on that day of $27.64 per share and not the initial offering price to the public of $16.00 per share. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Cumulative Total Return for Periods Presented

Among Constant Contact, Inc., the NASDAQ Composite Index

and the NASDAQ Computer and Data Processing Index

*	Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

**

Calculated (or Derived) based from CRSP NASDAQ Computer and Data Processing, Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2012. Used with permission. All rights reserved.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statements of operations data for the years ended December 31, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share and customer data)
Statements of Operations Data:
Revenue	$214,420	$174,231	$129,061	$87,268	$50,495
Cost of revenue(1)	61,491	50,825	37,692	24,251	13,031

Gross profit	152,929	123,406	91,369	63,017	37,464

Operating expenses(1):
Research and development	29,478	23,985	18,367	15,123	10,341
Sales and marketing	89,211	78,881	61,023	42,851	27,376
General and administrative	24,243	18,028	13,749	9,508	5,445

Total operating expenses	142,932	120,894	93,139	67,482	43,162

Income (loss) from operations	9,997	2,512	(1,770)	(4,465)	(5,698)
Interest and other income (expense), net	262	341	510	2,409	(2,556)

Income (loss) before income taxes	10,259	2,853	(1,260)	(2,056)	(8,254)
Income tax benefit	13,420	61	—	—	—

Net income (loss)	23,679	2,914	(1,260)	(2,056)	(8,254)
Accretion of redeemable convertible preferred stock	—	—	—	—	(816)

Net income (loss) attributable to common stockholders	$23,679	$2,914	$(1,260)	$(2,056)	$(9,070)

Net income (loss) attributable to common stockholders per share:
Basic	$0.80	$0.10	$(0.04)	$(0.07)	$(0.97)
Diluted	$0.77	$0.10	$(0.04)	$(0.07)	$(0.97)
Weighted average shares outstanding used in computing per share amounts:
Basic	29,566	28,765	28,253	27,879	9,366
Diluted	30,671	29,945	28,253	27,879	9,366
Other Operating Data:
End of period number of unique customers(2)	500,000	435,000	350,000	255,000	165,000

(1)	Amounts include stock-based compensation expense, as follows:

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Cost of revenue	$1,542	$1,124	$706	$354	$81
Research and development	3,221	2,491	1,150	737	170
Sales and marketing	2,588	1,911	1,134	648	133
General and administrative	4,357	3,026	2,094	1,117	261

	$11,708	$8,552	$5,084	$2,856	$645

(2)	We define our end of period number of unique customers as the number of customers that we invoiced for one or more of our products during the last month of the period rounded to the nearest 5,000.

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$140,112	$124,353	$113,102	$107,175	$101,535
Total assets	221,378	167,675	141,488	127,142	111,845
Deferred revenue	28,983	25,103	20,341	15,052	10,354
Total stockholders’ equity	170,922	126,122	104,968	99,990	94,354

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Executive Overview

We are a leading provider of online marketing solutions, including email marketing, social media marketing, event marketing and surveys, for small organizations, including small businesses, associations and non-profits. We seek to help our customers succeed and have a long history of delivering affordable, easy-to-use products, support, knowhow and coaching with a personal touch, all of which empower our customers to create and grow their customer relationships.

We market our products and acquire our customers through a variety of sources including online marketing, including search engines and advertising on online networks and other websites, offline marketing through television and radio advertising, local seminars, relationships with our partners, referrals from our growing customer base, general brand awareness and the inclusion of a link to our website in the footer of substantially all of the emails sent by our customers.

We have grown rapidly since launching our first on-demand product in 2000. We ended 2011 with approximately 500,000 unique paying customers and had revenue for that year of $214 million.

Our business strategy focuses on expanding beyond email marketing to support a multi-product strategy to drive high customer lifetime value through gains in average revenue per customer, retention and gross margin. We believe increasing our customer’s lifetime value will be a key contributor to our continued success. To drive lifetime value we will continue to invest in acquiring new customers, cross-selling our products to our large and growing customer base, driving increased product usage by our customers and improving customer retention rates. We will continue to invest in broadening our platform of engagement marketing solutions, which we believe will better help our customers create and grow their customer and member relationships. We have made numerous investments to drive future growth, including:

•

We launched Social Campaigns in January 2012. Social Campaigns allows users to create, publish, promote and run campaigns on Facebook that offer promotions or content targeted toward those who “Like” them and to incent others to “Like” and share them. Social Campaigns can be published to a customer’s email list, to existing Facebook fans, on LinkedIn and to Twitter followers.

•

In January 2012, we announced the acquisition of CardStar, Inc., or CardStar, a leading developer of mobile applications that extend the use of loyalty cards and mobile coupons among consumers. The CardStar application consolidates membership and rewards cards on smartphones, letting consumers use a single application rather than a series of physical cards. Merchants can track purchase behavior to reward loyalty, simply and easily. We will continue to operate CardStar’s free mobile loyalty application, which currently has over two million active users, and which is available on major mobile platforms, including iPhone, Android, and Blackberry. See also Note 11, Subsequent Events, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

•

We opened and staffed our United Kingdom office during the third quarter of 2011, marking our first direct expansion outside of North America. We will continue to increase our international resources and plan to establish a market leadership position internationally as we have done domestically.

•	Constant Contact Event Marketing surpassed 30,000 paying customers in 2011.

•

In the second quarter of 2011, we continued our investment in innovation, launching a number of new tools such as the social media Quickstarter, a completely free step-by-step guide that offers short tutorials for getting up and running and improving success with the most popular social media networks, and Simple Share, which gives small businesses and non-profits the opportunity to share more of their content by creating it once and then spreading it across social networks simply, easily and effectively. We also launched a new SMS feature, text-to-join, which allows customers and prospects to sign up for subscriber lists right from their mobile phones, scan-to-join, which allows customers and prospects to sign up for subscriber lists by scanning a code with their smartphone and a free mobile application that provides event hosts with an easy, effective way to manage event check-ins directly from their mobile devices.

•

In the first quarter of 2011, we acquired substantially all of the assets of Bantam Networks, LLC, or Bantam Networks, a pioneering contact management and social CRM provider, including the Bantam Live product and technology. Bantam Networks provides us with a social CRM platform and technology that will serve as the foundation for all of our solutions, plus an experienced and talented team focused on developing products for small businesses.

Key Financial and Operating Metrics

In connection with the ongoing operation of our business, our management regularly reviews key financial and operating metrics. Given our growth strategy, we pay particular attention to customer life-time value, customer acquisition metrics, number of products per customer and average revenue per customer. We also consider other operating metrics such as revenue, gross margin, expenses, cost of acquisition, trialer growth, conversion rates for our website visitors and our trialers, customer attrition, customer satisfaction rates, success in cross selling and growing customer list sizes, average speed of answer for customer support calls, email deliverability rates and capital expenditures, among others. Management considers these financial and operating metrics critical to understanding and improving our business, reviewing our historical performance, benchmarking our performance versus other companies and identifying current and future trends, and for planning purposes.

In addition, we consider the following non-GAAP financial measures to be key indicators of our financial performance:

•	“adjusted EBITDA,” which we define as GAAP net income (loss) plus depreciation and amortization and stock-based compensation, and adjusted for interest and other income (expense) and income taxes;

•	“adjusted EBITDA margin,” which we define as adjusted EBITDA divided by revenue;

•	“non-GAAP net income,” which we define as GAAP net income (loss) plus stock-based compensation and adjusted for the non-cash portion of income taxes; and

•	“free cash flow,” which we define as net cash flow from operating activities less acquisition of property and equipment.

We believe that these non-GAAP financial measures are useful to management and investors in evaluating our operating performance for the periods presented and provide a tool for evaluating our ongoing operations. These non-GAAP financial measures, however, are not a measure of financial performance under accounting principles generally accepted in the United States of America, or GAAP and should not be considered a substitute for GAAP financial measures, including but not limited to net income (loss) or cash flows from operating, investing and financing activities and may not be comparable to similarly titled measures reported by other companies.

Certain Trends and Uncertainties

The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary should be considered along with the factors set forth under Item 1A—“Risk Factors” and elsewhere in this Annual Report on Form 10-K.

•

We continue to closely monitor current economic conditions both in the U.S. and abroad, particularly as they impact small businesses, associations and non-profits. We believe that small organizations continue to experience some amount of economic hardship. If this economic hardship continues or worsens, our financial results could be adversely impacted.

•

Our long term strategy is substantially dependent on our ability to continue to generate interest in our existing products and to expand our product offerings to serve the online marketing needs of small businesses, associations and non-profits. If we fail to do either of these, our financial results could be adversely impacted.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below may have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See also Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description of our other significant accounting policies.

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

Goodwill and Acquired Intangible Assets.    We record goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. We perform our assessment for impairment of goodwill on an annual basis and we have determined that there is a single reporting unit for the purpose of conducting this annual goodwill impairment assessment. For purposes of assessing potential impairment, we annually estimate the fair value of the reporting unit (based on our market capitalization) and compare this amount to the carrying value of the reporting unit (as reflected by our total stockholders’ equity). If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. We completed our annual impairment test of goodwill on November 30, 2011. Based upon that evaluation, we determined that our goodwill was not impaired.

Intangible assets are recorded at their estimated fair values at the date of acquisition. As the pattern of consumption of the economic benefits of the intangible assets cannot be reliably determined, we amortize acquired intangible assets over their estimated useful lives on a straight-line basis.

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

We base the fair value of common stock on the quoted market price of our stock. The fair value of restricted stock and restricted stock units is based on the fair value of common stock on the date of grant. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected term assumption is based on the “simplified method” for estimating the expected term for awards that qualify as “plain-vanilla” options. Expected volatility is based on historical volatility of the publicly traded stocks of a peer group of companies, inclusive of us, commencing October 2007. The risk-free interest rate is determined by reference to U.S. Treasury bond yields at or near the time of grant for time periods similar to the expected term of the award. The relevant data used to determine the value of the stock option grants is as follows:

	Years Ended December 31,
	2011	2010	2009
Weighted average risk-free interest rate	1.82%	2.41%	2.64%
Expected term (in years)	5.5	6.1	6.1
Weighted average expected volatility	52.15%	52.17%	53.80%
Expected dividends	0%	0%	0%

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

Sources of Revenue

We derive our revenue principally from subscription fees from our customers. Our revenue is driven primarily by the number of paying customers and the subscription fees for our products and is not concentrated within any one customer or group of customers. In 2011, our top 100 customers accounted for less than 1% of our total revenue. We do not require our customers to commit to a contractual term; however, our customers are required to prepay for subscriptions on a monthly, semi-annual, or annual basis by providing a credit card or bank check. Fees are recorded initially as deferred revenue and then recognized as revenue on a daily basis over the prepaid subscription period.

We also generate a small amount of revenue from ancillary services related to our products, which primarily consist of custom services and training through our experts program. Revenue generated from professional services and training accounted for approximately 1% of gross revenue for each of the years ended December 31, 2011, 2010 and 2009.

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

The expenses related to our hosted software applications are affected by the number of customers who subscribe to our products and the complexity and redundancy of our software applications and hosting infrastructure. We expect cost of revenue to increase in absolute dollars as we expect to increase our number of customers but to decrease as a percentage of revenue over time as we gain efficiencies created by our expected revenue growth and cost savings.

Research and Development.    Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on improving ease of use, functionality and technological scalability of our existing products as well as on the development of new product offerings. We primarily expense research and development costs. However, direct development costs related to software enhancements that add functionality are capitalized and amortized over their useful life. We expect that on an annual basis research and development expenses will increase both in absolute dollars and as a percentage of revenue due to our expanded investment in our product roadmap over the next twelve months. Over the longer term we expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue as we expect to grow our revenue at a faster rate.

Sales and Marketing.    Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees and the portion of customer support costs that relate to assisting trial customers. Advertising costs consist primarily of pay-per-click advertising with search engines, other online and offline advertising media, including television and radio advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships and event costs. In order to continue to grow our business and brand and category awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect that on an annual basis, sales and marketing expenses will increase in absolute dollars, but decrease as a percentage of revenue as we expect to continue to grow our revenue at a faster rate.

General and Administrative.    General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology support, finance and accounting personnel, professional fees, board compensation and expenses, certain taxes and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the anticipated growth of our business and incur costs related to operating as a public company. Therefore, we expect that our general and administrative expenses will increase in absolute dollars, but decline slightly as a percentage of revenue as we expect to continue to grow our revenue at a faster rate.

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated as a percentage of total revenue.

	Years Ended December 31,
	2011	2010	2009
Revenue	100%	100%	100%
Cost of revenue	29	29	29

Gross profit	71	71	71

Operating expenses:
Research and development	14	14	14
Sales and marketing	42	45	47
General and administrative	11	10	11

Total operating expenses	67	69	72

Income (loss) from operations	4	2	(1)
Interest and other income	—	—	—

Income (loss) before income taxes	4	2	(1)
Income tax benefit	6	—	—

Net income (loss)	10%	2%	(1)%

Years Ended December 31, 2011, 2010 and 2009

Revenue

	Years Ended December 31,			2011-2010 % Change	2010-2009 % Change
	2011	2010	2009
	(dollars in thousands)
Revenue	$214,420	$174,231	$129,061	23%	35%

Revenue increased by $40.2 million from 2010 to 2011. The increase resulted primarily from an approximately 19% increase in the number of average monthly customers and an approximately 4% increase in average revenue per customer. The increase in average revenue per customer was primarily due to an increase in average customer list size and additional revenue from add-ons to our email marketing product and from our event marketing product. The increase in revenue from our event marketing product was due to a price increase in the product implemented in the third quarter of 2011 as well as an increase in the number of event marketing customers in 2011. We expect our average revenue per customer to increase over time.

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

Cost of Revenue

	Years Ended December 31,			2011-2010 % Change	2010-2009 % Change
	2011	2010	2009
	(dollars in thousands)
Cost of revenue	$61,491	$50,825	$37,692	21%	35%
Percent of revenue	29%	29%	29%

Cost of revenue increased by $10.7 million from 2010 to 2011 and was 29% of revenue for both years. The increase in absolute dollars resulted primarily from increased customer support personnel costs of $5.7 million to support our customer growth. Depreciation, hosting and maintenance costs increased by $2.6 million as a result of scaling and adding capacity to our hosting infrastructure inclusive of the effects of transitioning to a new third-party hosting facility in California in the third quarter of 2011. We also incurred an additional $942,000 of expense related to customer promotional incentives that we offered. Approximately $720,000 of the increase related to higher credit card fees due to the higher volume of billing transactions.

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

Research and Development Expenses

	Years Ended December 31,			2011-2010 % Change	2010-2009 % Change
	2011	2010	2009
	(dollars in thousands)
Research and development expenses	$29,478	$23,985	$18,367	23%	31%
Percent of revenue	14%	14%	14%

Research and development expenses increased by $5.5 million from 2010 to 2011. The increase in absolute dollars was primarily due to additional personnel related costs of $5.2 million and additional consulting costs of $311,000 as a result of our continued hiring of research and development employees and use of contractors to further develop and enhance our products.

Research and development expenses increased by $5.6 million from 2009 to 2010. The increase in absolute dollars was primarily due to additional personnel related costs of $4.7 million and additional consulting costs of $782,000 as a result of our continued hiring of research and development employees and use of contractors to further enhance our products.

Sales and Marketing Expenses

	Years Ended December 31,			2011-2010 % Change	2010-2009 % Change
	2011	2010	2009
	(dollars in thousands)
Sales and marketing expenses	$89,211	$78,881	$61,023	13%	29%
Percent of revenue	42%	45%	47%

Sales and marketing expenses increased by $10.3 million from 2010 to 2011. The increase in absolute dollars was largely due to increased personnel related costs of $5.9 million that resulted primarily from adding employees to focus on customer acquisition, cross-selling to our customer base, partner efforts and enabling increased usage and better retention. Partner referral fees increased by $2.3 million as the number of new customers generated from our partners increased. Additionally, advertising and promotional expenditures increased by $1.4 million.

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

General and Administrative Expenses

	Years Ended December 31,			2011-2010 % Change	2010-2009 % Change
	2011	2010	2009
	(dollars in thousands)
General and administrative expenses	$24,243	$18,028	$13,749	34%	31%
Percent of revenue	11%	10%	11%

General and administrative expenses increased by $6.2 million from 2010 to 2011. The increase in absolute dollars was primarily due to additional personnel related costs of $5.0 million as a result of increasing the number of general and administrative employees to support our overall growth and additional stock-based compensation expense resulting from an increase in equity awards and their related valuations. We also incurred an increase of approximately $901,000 in consulting and professional services fees associated with the growth of our business.

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

Interest and Other Income (expense), net

	Years Ended December 31,			2011-2010 % Change	2010-2009 % Change
	2011	2010	2009
	(dollars in thousands)
Interest and other income (expense), net	$262	$341	$510	(23)%	(33)%

Interest and other income (expense), net decreased by $79,000 from 2010 to 2011 due primarily to the loss on the sale of equipment.

Interest and other income (expense), net decreased by $169,000 from 2009 to 2010 entirely due to the decrease in interest rates generally available in 2010 as compared to 2009.

Income Tax Benefit.    We recorded an income tax benefit of $13.4 million in 2011, primarily related to the release of our valuation allowance partially offset by state income tax expense. As of December 31, 2010, we provided a full valuation allowance related to our net deferred tax assets as we believed the objective and verifiable evidence of our historical pre-tax net losses outweighed the existing positive evidence regarding our ability to realize our deferred tax assets. During 2011, we reassessed the need for a valuation allowance against our net deferred tax assets and concluded that it was more likely than not that we would be able to realize our deferred tax assets primarily as a result of continued profitability and forecasted future results. Accordingly, in the fourth quarter of 2011 we released our valuation allowance related to our net deferred tax assets.

As a result of the release of our valuation allowance we expect our tax rate will increase in the future. However, we intend to use our net operating loss carry-forwards and tax credits, to the extent available, to reduce the corporate income tax liability associated with our operations.

We recorded an income tax benefit of $61,000 in 2010, primarily related to the partial release of our valuation allowance as a result of recording intangible assets related to the NutshellMail acquisition partially offset by state income tax expense.

Liquidity and Capital Resources

During 2011, 2010 and 2009 we funded our operations with cash flows generated from operations. At December 31, 2011, our principal sources of liquidity were cash and cash equivalents and marketable securities of $140 million.

Net cash provided by operating activities was $41.7 million, $25.0 million and $21.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The improvement in cash flow in 2011 was due primarily to income before income taxes of $10.3 million in 2011 as compared to income before income taxes of $2.9 million in 2010, an increase in the add-backs of non-cash expense items such as depreciation and amortization and stock-based compensation expense and a larger amount of cash generated from working capital accounts in 2011 as compared to 2010. The improvement in cash flow in 2010 was due primarily to income before income taxes generated in 2010 as compared to a loss before income taxes in 2009 and an increase in the add-backs of non-cash expense items such as depreciation and amortization and stock-based compensation expense, partially offset by a smaller amount of cash generated from working capital accounts in 2010 as compared to 2009. Cash provided by operating activities has historically been affected by the amount of income before income taxes as the Company has historically not been a significant tax payer, growth in prepaid subscriptions, changes in working capital accounts and the timing of rent payment and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $34.0 million, $57.7 million and $36.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Net cash used in investing activities consisted primarily of net cash paid to purchase marketable securities and property and equipment as well as cash paid to acquire businesses and intangible assets. This was partially offset by the sales and maturities of marketable securities. Acquisition of property and equipment of $18.1 million, $17.2 million and $16.6 million in 2011, 2010 and 2009, respectively, consisted of the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs. In 2011, we transitioned to a new third-party hosting facility in California. We made capital expenditures in both 2011 and 2010 for equipment to be used in the new facility. In 2009, we signed a new lease for our corporate headquarters that extended our occupancy through September 2015 and increased the square footage throughout the duration of the lease. We increased the amount of space we occupied in both 2010 and 2009 and acquired property and equipment to outfit the additional space. We made additional capital expenditures in 2011, 2010 and 2009 for equipment used in our hosting infrastructure. We opened a second sales and support office under a long-term lease in April 2009 and made capital expenditures in 2009 to outfit the space. During 2011, 2010 and 2009, we capitalized $4.8 million, $3.5 million and $3.3 million, respectively, of costs associated with the development of internal use software. In 2011, we completed the acquisition of substantially all of the assets of Bantam Networks for a cash payment of $15 million. We also used cash to purchase a small business and intangible assets. In 2010, we completed the acquisition of NutshellMail, which included a payment of $2.2 million, net of cash received.

Net cash provided by financing activities was $9.0 million, $5.7 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Net cash provided by financing activities for 2011, 2010 and 2009 consisted of proceeds from stock issued pursuant to the exercise of stock options and proceeds received in connection with our employee stock purchase plan.

As of December 31, 2011, we had federal and state net operating loss carry-forwards of $48.2 million and $2.5 million, respectively, which we intend to use to the extent available, to offset payments of future federal and state income tax liabilities. If unused, our net operating loss carry-forwards expire at various dates through 2031 for federal and 2016 for state income tax purposes.

In January 2012, we acquired CardStar for a cash purchase price of $5.8 million. See also Note 11, Subsequent Events, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. In 2012, we anticipate capital expenditures of approximately 8% to 9% of revenue, which will consist primarily of hardware and software purchases, capitalization of internal use software and furniture and leasehold improvements related to additional office space.

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

New Accounting Guidance

In June 2011, the Financial Accounting Standards Board, or FASB, issued new accounting guidance on the presentation of comprehensive income to provide companies with two options for presenting comprehensive income. Companies can present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for fiscal years beginning after December 15, 2011. In December 2011, the FASB indefinitely deferred the amendment’s requirement to present reclassification adjustments of other comprehensive income by line item on the face of the income statement. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, adoption will not have an effect on our consolidated financial statements.

In September 2011, the FASB issued new accounting guidance that simplifies how companies test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in goodwill accounting standard. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of the new guidance will not have an effect on our consolidated financial statements.

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

As of December 31, 2011, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $19.0 million. This amount relates primarily to marketing programs and other non-marketing related goods and services to be delivered over the next twelve months.

The following table summarizes our contractual obligations at December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Office lease obligations	$24,443	$5,568	$11,241	$5,400	$2,234
Third-party hosting agreements	18,395	4,620	6,495	6,505	775
Vendor commitments	19,009	19,009	—	—	—

Total	$61,847	$29,197	$17,736	$11,905	$3,009

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk.    Significantly all of our revenue and expenses are denominated in U.S. dollars. Accordingly, our results of operations and cash flows are not subject to material fluctuations due to changes in foreign currency exchange rates. However, as we increase our operations in international markets we will become increasingly exposed to changes in currency exchange rates. The economic impact of currency exchange rate movements is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

Interest Rate Sensitivity.    We had cash and cash equivalents and marketable securities of $140 million at December 31, 2011, which consisted of cash, government securities, corporate and agency bonds, commercial paper and money market instruments. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Constant Contact, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Constant Contact, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Constant Contact, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2012

Constant Contact, Inc.

Consolidated Balance Sheets

	December 31,
	2011	2010
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$49,589	$32,892
Marketable securities	90,523	91,461
Accounts receivable, net of allowance for doubtful accounts	58	44
Prepaid expenses and other current assets	8,891	5,562

Total current assets	149,061	129,959
Property and equipment, net	34,263	29,723
Restricted cash	750	750
Goodwill	18,935	5,248
Acquired intangible assets, net	3,046	781
Deferred taxes	12,960	—
Other assets	2,363	1,214

Total assets	$221,378	$167,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,906	$7,444
Accrued expenses	10,515	6,724
Deferred revenue	28,983	25,103

Total current liabilities	48,404	39,271
Other long-term liabilities	2,052	2,282

Total liabilities	50,456	41,553

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2011 and 2010	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized at December 31, 2011 and 2010; 30,110,895 and 29,337,333 shares issued and outstanding at December 31, 2011 and 2010, respectively	301	293
Additional paid-in capital	190,039	168,974
Accumulated other comprehensive income	61	13
Accumulated deficit	(19,479)	(43,158)

Total stockholders’ equity	170,922	126,122

Total liabilities and stockholders’ equity	$221,378	$167,675

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenue	$214,420	$174,231	$129,061
Cost of revenue	61,491	50,825	37,692

Gross profit	152,929	123,406	91,369

Operating expenses
Research and development	29,478	23,985	18,367
Sales and marketing	89,211	78,881	61,023
General and administrative	24,243	18,028	13,749

Total operating expenses	142,932	120,894	93,139

Income (loss) from operations	9,997	2,512	(1,770)
Interest and other income	346	341	510
Other expense	(84)	—	—

Income (loss) before income taxes	10,259	2,853	(1,260)
Income tax benefit	13,420	61	—

Net income (loss)	$23,679	$2,914	$(1,260)

Net income (loss) per share:
Basic	$0.80	$0.10	$(0.04)
Diluted	$0.77	$0.10	$(0.04)
Weighted average shares outstanding used in computing per share amounts:
Basic	29,566	28,765	28,253
Diluted	30,671	29,945	28,253

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (loss)

	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2008	28,170,812	$282	$144,414	$106	$(44,812)	$99,990
Issuance of common stock in connection with stock option exercises	187,283	2	466			468
Issuance of common stock in connection with employee stock purchase plan	45,578	—	674			674
Stock-based compensation expense			5,162			5,162
Comprehensive loss:
Unrealized loss on available-for-sale securities				(60)		(60)	$(60)
Reclassification adjustment for realized gains on available-for-sale securities included in net loss				(6)		(6)	(6)
Net loss					(1,260)	(1,260)	(1,260)

Total comprehensive loss							$(1,326)

Balance at December 31, 2009	28,403,673	284	150,716	40	(46,072)	104,968
Issuance of common stock in connection with stock option exercises	619,210	6	4,952			4,958
Issuance of common stock in connection with acquisition of Nutshell Mail, Inc.	165,523	2	3,601			3,603
Issuance of restricted stock	112,887	1	(1)			—
Issuance of common stock in connection with employee stock purchase plan	36,040	—	772			772
Stock-based compensation expense			8,934			8,934
Comprehensive income:
Unrealized loss on available-for-sale securities				(16)		(16)	$(16)
Reclassification adjustment for realized gains on available-for-sale securities included in net income				(11)		(11)	(11)
Net income					2,914	2,914	2,914

Total comprehensive income							$2,887

Balance at December 31, 2010	29,337,333	$293	$168,974	$13	$(43,158)	$126,122

Issuance of common stock in connection with stock option exercises	717,397	7	7,919			7,926
Issuance of common stock pursuant to vesting of restricted stock units	14,488	—	(319)			(319)
Issuance of common stock in connection with employee stock purchase plan	41,677	1	858			859
Stock-based compensation expense			12,378			12,378
Income tax benefit from the exercise of stock options			229			229
Comprehensive income:
Unrealized gain on available-for-sale securities				60		60	$60
Reclassification adjustment for realized gains on available-for-sale securities included in net income				(13)		(13)	(13)
Translation adjustment				1		1	1
Net income					23,679	23,679	23,679

Total comprehensive income							$23,727

Balance at December 31, 2011	30,110,895	$301	$190,039	$61	$(19,479)	$170,922

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities
Net income (loss)	$23,679	$2,914	$(1,260)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	14,409	11,897	8,572
Amortization of premium on investments	660	128	72
Stock-based compensation expense	11,708	8,552	5,084
Provision (Recovery of) for bad debts	3	(2)	(8)
Gain on sales of marketable securities	(13)	(11)	(6)
Loss on sale of equipment	79	—	—
Deferred income taxes	(13,827)	(180)	—
Taxes paid related to net share settlement of restricted stock units	(319)	—	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(17)	11	(5)
Prepaid expenses and other current assets	(2,462)	(2,130)	250
Other assets	(1,149)	(942)	(122)
Accounts payable	1,462	1,638	1,020
Accrued expenses	3,791	(709)	1,750
Deferred revenue	3,880	4,762	5,289
Other long-term liabilities	(230)	(880)	1,309

Net cash provided by operating activities	41,654	25,048	21,945

Cash flows from investing activities
Purchases of marketable securities	(130,702)	(147,525)	(65,739)
Proceeds from maturities of marketable securities	46,313	87,195	33,750
Proceeds from sales of marketable securities	84,727	22,005	12,509
Net increase in restricted cash	—	—	(442)
Payment for acquisitions, net of cash acquired	(15,600)	(2,225)	—
Proceeds from sale of equipment	81	—	—
Purchases of intangible assets	(685)	—	—
Acquisition of property and equipment, including costs capitalized for development of internal use software	(18,106)	(17,158)	(16,586)

Net cash used in investing activities	(33,972)	(57,708)	(36,508)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to exercise of stock options	7,926	4,958	468
Income tax benefit from the exercise of stock options	229	—	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	859	772	674

Net cash provided by financing activities	9,014	5,730	1,142

Effects of exchange rates on cash	1	—	—

Net increase (decrease) in cash and cash equivalents	16,697	(26,930)	(13,421)
Cash and cash equivalents, beginning of year	32,892	59,822	73,243

Cash and cash equivalents, end of year	$49,589	$32,892	$59,822

Supplemental disclosure of cash flow information
Cash paid for income taxes	$324	$36	$—
Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock in connection with the acquisition of NutshellMail, Inc.	$—	$3,603	$—
Capitalization of stock-based compensation	670	382	78

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

1.    Nature of the Business

Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation on August 25, 1995. The Company reincorporated in the State of Delaware in 2000. The Company is a leading provider of on-demand email marketing, social media marketing, event marketing and online survey products to small organizations, including small businesses, associations and non-profits. The Company’s email marketing product allows customers to create, send and track email marketing campaigns. The Company’s Social Campaigns product allows customers to create, publish, promote and run campaigns on Facebook®. The Company’s event marketing product enables customers to promote and manage events, track event registrations and collect online payments. The Company’s online survey product enables customers to create and send surveys and analyze the responses. Social media marketing features in all of the Company’s products allow customers to easily manage and optimize their presence across multiple social media networks. These products are designed and priced for small organizations and are marketed directly by the Company and through a wide variety of partners.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include those of the Company and its subsidiaries, Constant Contact Securities Corporation, a Massachusetts corporation, and Constant Contact (UK) Limited, a corporation organized under the laws of England and Wales, after elimination of all intercompany accounts and transactions. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

The Company had cash equivalents of $12,778 and $23,488 at December 31, 2011 and 2010, respectively, which were invested in money market instruments and marketable securities of $90,523 and $91,461 at December 31, 2011 and 2010, respectively. The Company carries these cash equivalents and marketable securities at fair value based on quoted market prices. Quoted market prices are a Level 1 measurement in the hierarchy of fair value measurements.

Fair Value Option for Financial Assets and Financial Liabilities

Authoritative guidance allows companies to choose to measure many financial instruments and certain other items at fair value. The Company has elected not to apply the fair value option to any of its financial assets or liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. The Company also considers receivables related to customer credit card purchases of $3,916 and $1,114 at December 31, 2011 and 2010, respectively, to be equivalent to cash. Cash equivalents are stated at fair value.

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest and other income based on the specific identification method. Fair value is determined based on quoted market prices.

At December 31, 2011, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$32,037	49	$—	$32,086
Corporate and Agency Bonds	55,428	13	(1)	55,440
Certificates of Deposit	1,000	—	(1)	999
Commercial Paper	1,998	—	—	1,998

Total	$90,463	$62	$(2)	$90,523

At December 31, 2011, marketable securities consisted of investments that mature within one year with the exception of agency bonds with a fair value of $11,149, which have maturities within two years.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share amounts)

At December 31, 2010, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	40,191	21	(2)	40,210
International Government Bond	510	—	(1)	509
Corporate and Agency Bonds	47,304	6	(11)	47,299
Commercial Paper	3,443	—	—	3,443

Total	$91,448	$27	$(14)	$91,461

Accounts Receivable

Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company reserves for receivables that are determined to be uncollectible, if any, in its allowance for doubtful accounts. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance.

Concentration of Credit Risk and Significant Products and Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. At December 31, 2011 and 2010, the Company had substantially all cash balances at certain financial institutions without or in excess of federally insured limits, however, the Company maintains its cash balances and custody of its marketable securities with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the years ended December 31, 2011, 2010 and 2009, revenue from the Company’s email marketing product alone as a percentage of total revenue was approximately 88%, 89% and 91%, respectively. No customer accounted for more than 10% of total revenue during these years.

Goodwill and Acquired Intangible Assets

The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company performs its annual assessment for impairment of goodwill on November 30th and has determined that there is a single reporting unit for the purpose of conducting this annual goodwill impairment assessment. For purposes of assessing potential impairment, the Company annually estimates the fair value of the reporting unit (based on the Company’s market capitalization) and compares this amount to the carrying value of the reporting unit (as reflected by the Company’s total stockholders’ equity). If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required.

Intangible assets are recorded at their estimated fair values at the date of acquisition. As the pattern of consumption of the economic benefits of the intangible assets cannot be reliably determined, the Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share amounts)

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets or, where applicable and if shorter, over the lease term. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to the statement of operations. Repairs and maintenance costs are expensed as incurred.

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

Software and Website Development Costs

Research and development costs are expensed as incurred and primarily include salaries, fees to consultants, and other related costs. Relative to development costs of its on-demand products and website, the Company

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share amounts)

capitalizes certain direct costs to develop functionality as well as certain upgrades and enhancements that are probable to result in additional functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized as part of property and equipment until the software is substantially complete and ready for its intended use. Capitalized software is amortized over a three-year period in the expense category to which the software relates.

Foreign Currency Translation

The functional currency of the Company’s UK operations is deemed to be the British pound. Accordingly, the assets and liabilities of the Company’s UK subsidiary are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are charged to Other expense and were not material to the Company’s operations.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only elements of other comprehensive income (loss) are unrealized gains and losses on available-for-sale securities and translation adjustments.

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

Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of unrestricted common shares outstanding during the period and the weighted average number of potential common shares from the assumed exercise of stock options and the vesting of shares of restricted common stock and restricted stock units using the “treasury stock” method when the effect is not anti-dilutive.

The following is a summary of the shares used in computing diluted net income per share:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Weighted average shares used in calculating basic net income per share	29,566	28,765	28,253
Stock options	1,075	1,167	—
Warrants	1	1	—
Unvested restricted shares and restricted share units	29	12	—

Shares used in computing diluted net income per share	30,671	29,945	28,253

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share amounts)

The Company excluded the following common stock equivalents from the computation of diluted net income (loss) per share because they had an anti-dilutive impact either because the proceeds from the exercise of the options under the treasury stock method were in excess of the average fair market value for the period or because the Company had a net loss in the period:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Options to purchase common stock	2,145	1,833	3,394
Warrants to purchase common stock	—	—	1
Unvested restricted stock and restricted stock units	37	6	27

Total options, warrants, restricted stock and restricted stock units exercisable into common stock	2,182	1,839	3,422

Advertising Expense

The Company expenses advertising as incurred. Advertising expense was $36,437, $39,214 and $31,664 during the years ended December 31, 2011, 2010 and 2009, respectively.

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

New Accounting Guidance

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on the presentation of comprehensive income to provide companies with two options for presenting comprehensive

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share amounts)

income. Companies can present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for fiscal years beginning after December 15, 2011. In December 2011, the FASB indefinitely deferred the amendment’s requirement to present reclassification adjustments of other comprehensive income by line item on the face of the income statement. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, adoption will not have an effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued new accounting guidance that simplifies how companies test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in goodwill accounting standard. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of the new guidance will not have an effect on the Company’s consolidated financial statements.

3.    Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2011	2010
Computer equipment	$34,540	$29,461
Software	25,251	18,338
Furniture and fixtures	6,368	5,287
Leasehold improvements	7,439	6,755

Total property and equipment	73,598	59,841
Less: Accumulated depreciation and amortization	39,335	30,118

Property and equipment, net	$34,263	$29,723

Depreciation and amortization expense was $14,076, $11,708 and $8,572 for the years ended December 31, 2011, 2010 and 2009, respectively. During 2011, the Company disposed of and sold assets that had a gross book value of $5,019 and a net book value of $160 for proceeds of $81 for which the Company recognized a loss of $79. During 2010, the Company retired assets that had a gross book value of $1,827 and no net book value.

The Company capitalized costs associated with the development of internal use software of $4,790, $3,516 and $3,266 included in Software above and recorded related amortization expense of $2,477, $1,885 and $776 (included in depreciation and amortization expense) during the years ended December 31, 2011, 2010 and 2009, respectively. The remaining net book value of capitalized software costs was $7,970 and $5,657 as of December 31, 2011 and 2010, respectively.

4.    Acquisitions

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

Goodwill was recognized for the excess purchase price over the fair value of the net assets acquired. Goodwill is primarily attributable to NutshellMail’s knowledge of social media and expertise in working with social media tools. Goodwill from the NutshellMail acquisition is included within the Company’s one reporting unit and included in the Company’s enterprise level annual review for impairment. Goodwill resulting from the acquisition of NutshellMail is not deductible for tax purposes.

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

The purchased technology was valued using the cost to replace method. The estimated economic life of the purchased technology is three years and amortization will commence once the software is ready for its intended use. Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to Bantam Networks’ knowledge of CRM and expertise in working with contact management software. Goodwill from the Bantam Networks’ acquisition is included within the Company’s one reporting unit and is included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the acquisition of Bantam Networks is deductible for tax purposes.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share amounts)

The following table presents the pro forma results of the historical condensed consolidated statements of operations of the Company and Bantam Networks for the years ended December 31, 2011 and 2010, giving effect to the merger as if it occurred on January 1, 2010:

	Years ended December 31,
	2011	2010
Pro forma revenue	$214,420	$174,231
Pro forma net income	$23,552	$1,904
Pro forma net income per share:
Basic	$0.80	$0.07

Diluted	$0.77	$0.06

The pro forma net income and net income per share presented primarily include adjustments to eliminate Bantam revenue and adjustments for amortization, interest income and income taxes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

During the fourth quarter of 2011, the Company acquired substantially all of the assets of a small business engaged in the back-end administration of coupon redemptions in order to expand its product offerings and enhance its technology base. The total consideration for this acquisition was $600, paid in cash. In allocating the total purchase consideration for this acquisition based on estimated fair values, the Company recorded goodwill of $487 and identifiable intangible assets of $113. Goodwill is primarily attributable to the acquired business knowledge of coupon redemption and contact management and expertise in working in the small business market. Intangible assets acquired consisted of core and completed technology that was valued using the cost-to-replace method and has a useful life of three years. The acquisition was an asset acquisition and the goodwill resulting from this transaction is expected to be deductible for tax purposes.

Transactions costs related to the acquisitions were not material to the consolidated results of the Company. The operating expenses of the acquired entities have been included in the consolidated financial statements beginning on the acquisition date and were not material to the consolidated results of the Company.

5.     Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $18,935 and $5,248 as of December 31, 2011 and 2010, respectively. Changes in goodwill related only to additional goodwill from the Company’s acquisition of businesses.

Changes in goodwill are as follows:

Balance, December 31, 2009	$—
Goodwill acquired during the year	5,248

Balance, December 31, 2010	5,248
Goodwill acquired during the year	13,687

Balance, December 31, 2011	$18,935

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share amounts)

Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis. The Company completed its annual impairment test of goodwill on November 30, 2011. Based upon that evaluation, the Company determined that its goodwill was not impaired.

Intangible assets consist of the following:

	Estimated Useful Life	December 31, 2011			December 31, 2010
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.75 years	$685	$9	$676	$—	$—	$—
Developed technology	3 years	2,883	513	2,370	970	189	781

		$3,568	$522	$3,046	$970	$189	$781

The Company amortizes the intangible assets on a straight-line basis over the estimated useful lives noted above. Amortization expense for intangible assets was $333, $189 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization relating to developed technology is recorded within cost of revenues and the amortization of customer relationships is recorded within sales and marketing expense. Future estimated amortization expense for assets placed in service as of December 31, 2011 is as follows:

2012	$508
2013	319
2014	184
2015	122

Amortization of developed technology totaling $1,913 as of December 31, 2011 has not yet commenced as the software is not yet ready for its intended use.

6.    Stockholders’ Equity and Stock-Based Awards

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.01 per share, all of which is undesignated.

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

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share amounts)

Stock-Based Awards

The Company’s 2007 Stock Incentive Plan (“2007 Plan”) permitted the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards with a maximum term of ten years. In conjunction with the approval by stockholders of the 2011 Stock Incentive Plan, the (“2011 Plan”), the board of directors voted that no further stock options or other equity-based awards shall be granted under the 2007 Plan.

In March 2011, the board of directors adopted the 2011 Plan. The 2011 Plan was approved by the stockholders in May 2011. The 2011 Plan permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards with a maximum term of seven years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company reserved 4,200,000 shares of its common stock for issuance under the 2011 Plan. Additionally, per the terms of the 2011 Plan, shares of common stock previously reserved for issuance under the 2007 Plan as well shares reserved for outstanding awards under the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”) and 2007 Plan for which the awards are cancelled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the 2011 Plan. Awards that are granted with a per share or per unit purchase price less than 100% of fair market value as of the date of grant (e.g., restricted stock and restricted stock unit awards) shall count towards the total number of shares reserved for issuance under the 2011 Plan on a two-for-one basis. As of December 31, 2011, 3,755,690 shares of common stock were available for issuance under the 2011 Plan.

The Company also has an additional plan, the 1999 Plan, with options outstanding and from which it will not grant any additional awards.

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

Stock Options

During the years ended December 31, 2011, 2010 and 2009, the Company granted 1,787,525, 1,313,350 and 1,369,350 stock options, respectively, to certain employees and directors. The vesting of most of these awards is time-based and the restrictions typically lapse 25% after one year and quarterly thereafter for the next 36 months in the case of employees and 33% after one year and quarterly thereafter for the next 24 months in the case of directors.

Through December 31, 2011, stock options were granted with exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company bases fair value of common stock on the quoted market price.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Because the Company has a limited history of operating as a public company, the expected term assumption was based on the “simplified method” for estimating expected term for awards that qualify as “plain-vanilla” options. Expected volatility was based on historical volatility of the publicly traded stock of a peer group

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share amounts)

of companies, inclusive of the Company, commencing October 2007. The risk-free interest rate was determined by reference to U.S. Treasury bond yields at or near the time of grant for time periods similar to the expected term of the award. The relevant data used to determine the value of the stock option grants is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Weighted average risk-free interest rate	1.82%	2.41%	2.64%
Expected term (in years)	5.5	6.1	6.1
Weighted average expected volatility	52.15%	52.17%	53.80%
Expected dividends	0%	0%	0%

A summary of stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2010	4,403,409	$15.72	7.92	$67,308
Granted	1,787,525	25.30
Exercised	(717,397)	11.05
Forfeited	(570,622)	23.83

Balance at December 31, 2011	4,902,915	$18.95	7.85	$26,599

Vested and expected to vest at December 31, 2011	4,626,119	$18.65	7.15	$26,142
Exercisable at December 31, 2011	2,100,652	$13.78	6.44	$20,321

The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on December 31, 2011, $23.21 per share, and the exercise prices of the options.

The weighted average grant-date fair value of grants of stock options was $12.08, $11.84 and $9.02 per share for the years ended December 31, 2011, 2010 and 2009, respectively.

The total intrinsic value of stock options exercised was $10,014, $9,529 and $2,877 for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Purchase Plan

The Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), became effective upon the completion of the Company’s initial public offering. Six-month offering periods begin on January 1 and July 1 of each year during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price for offerings during 2009, 2010 and 2011 was equal to 85% of the closing market price of the Company’s common stock at the end of the offering period. Stock based compensation was determined based on the discount of 15% from the per share market price on the last day of the purchase period. During 2009, 45,578 shares of common stock were purchased for total proceeds to the Company of $674. During 2010, 36,040 shares of common stock were purchased for total proceeds to the

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share amounts)

Company of $772. During 2011, 41,677 shares of common stock were purchased for total proceeds to the Company of $859. As of December 31, 2011, 188,672 shares of common stock were available for issuance to participating employees under the Purchase Plan.

Restricted Stock and Restricted Stock Units

The Company’s stock incentive plans provide for the award of restricted stock and restricted stock units. The Company has granted restricted stock and restricted stock units that contain time-based and performance based vesting.

During 2010, the Company granted 112,887 shares of restricted stock that contained both time-based and performance-based vesting conditions. Time-based restrictions lapse over three years while the performance criterion was a two part performance goal, one of which was met in 2010 and the second of which has not yet been met. The total fair value of restricted shares vested during the years ended December 31, 2011, 2010 and December 31, 2009 was $281, $957 and $849, respectively.

The table below summarizes activity relating to restricted stock for 2011:

	Shares	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2010	77,609	$21.17
Restricted shares vested	(11,840)	21.17
Restricted shares forfeited/cancelled	(5,261)	21.17

Unvested shares as of December 31, 2011	60,508	$21.17

During 2010 and 2011, the Company granted 157,669 and 181,677 restricted stock units, respectively, that contained both time-based and performance-based vesting conditions. Time-based vesting restrictions lapse over either a two- or four-year period. Upon vesting, the restricted stock units entitle the holder to one share of common stock for each restricted stock unit. The aggregate intrinsic value of restricted stock units vested in 2011 was $794. No units vested in 2010. Of the unvested restricted share units outstanding as of December 31, 2011, 236,653 are subject to time-based vesting and 42,000 are subject to performance based vesting. As of December 31, 2011, the Company estimates that 231,273 shares of restricted stock units with an intrinsic value of $5,368 and a weighted average remaining contractual term of 1.68 years will ultimately vest.

The table below summarizes activity relating to restricted stock units:

	Number of Shares Underlying Restricted Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2010	157,669	$22.60
Restricted units granted	181,677	25.86
Restricted units vested	(32,960)	22.06
Restricted units forfeited/cancelled	(27,733)	27.70

Unvested as of December 31, 2011	278,653	$24.28

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share amounts)

Stock-Based Compensation

For the years ended December 31, 2011, 2010 and 2009, the Company recognized stock-based compensation expense of $11,708, $8,552 and $5,084, respectively, related to its equity awards. The unrecognized compensation expense associated with outstanding stock options, restricted stock and restricted stock units at December 31, 2011 was $37,827, which is expected to be recognized over a weighted-average period of 2.77 years

The Company recognized stock-based compensation expense on all awards in cost of revenue and operating expense categories as follows:

	Years Ended December 31,
	2011	2010	2009
Cost of revenue	$1,542	$1,124	$706
Research and development	3,221	2,491	1,150
Sales and marketing	2,588	1,911	1,134
General and administrative	4,357	3,026	2,094

	$11,708	$8,552	$5,084

Additionally, the Company capitalized $670, $382 and $78 of stock-based compensation expense related to the development of internal use software included in Property and equipment for the years ended December 31, 2011, 2010 and 2009, respectively.

7.    Income Taxes

For the year ended December 31, 2011, the Company recorded a tax benefit of $13,420 primarily related to the release of the valuation allowance partially offset by current state income taxes of $406. For the year ended December 31, 2010, the Company recorded a tax benefit of $61 primarily related to the partial release of the valuation allowance of $180 as a result of recording intangible assets related to the NutshellMail acquisition partially offset by state income tax expense of $119. As a result of losses incurred, the Company did not provide for income taxes in the year ended December 31, 2009. A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended December 31,
	2011	2010	2009
Statutory rate	35%	34%	(34)%
(Decrease) increase in deferred tax asset valuation allowance	(154)	(36)	41
State taxes, net of federal benefit	5	3	11
Impact of permanent differences	2	3	6
Stock options	13	33	64
Tax credits	(17)	(39)	(94)
Impact of change in effective state tax rates	(3)	—	—
Provision to return adjustments	(8)	—	—

Other	(4)	—	6

	(131)%	(2)%	0%

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share amounts)

The Company had net deferred tax assets related to temporary differences and operating loss carry-forwards as follows:

	December 31,
	2011	2010
Deferred tax assets
Current:
Accrued expenses	$867	$822

Total current	867	822

Noncurrent:
Net operating loss carry-forwards	9,526	10,462
Research and development credit carry-forwards	7,529	5,300
Stock options	4,023	3,138
Other	—	44

Total noncurrent	21,078	18,944

Total gross deferred tax assets	21,945	19,766
Deferred tax asset valuation allowance	—	(15,828)

Deferred tax assets	21,945	3,938

Deferred tax liabilities-non-current
Capitalized research and development	(3,767)	(2,420)
Fixed assets	(3,989)	(1,224)
Intangible assets	(362)	(294)

Total deferred tax liabilities — non-current	(8,118)	(3,938)

Net deferred tax assets	$13,827	$—

As of December 31, 2010, the Company had provided a valuation allowance for the full amount of its net deferred tax assets because it was not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carry-forwards would be realized. The decrease in the valuation allowance for the year ended December 31, 2010 of $1,234 was attributable primarily to an increase in the Company’s deferred tax liabilities for capitalized research and development, fixed assets and intangible assets as well as a decrease in net operating loss carry-forwards, partially offset by the increase in research and development credit carry-forwards and stock options. The increase in the valuation allowance for the year ended December 31, 2009 of $503 was attributable primarily to the increase in research and development credit carry-forwards and stock options partially offset by a decrease in net operating loss carry-forwards due to the usage of state net operating losses and an increase in the Company’s deferred tax liability for capitalized research and development.

During 2011, the Company reassessed the need for a valuation allowance against its deferred tax assets and concluded that it was more likely than not that it would be able to realize all of its deferred tax assets primarily as a result of continued profitability, achievement of cumulative profitability and forecasted future earnings. Accordingly, in the fourth quarter, the Company released the valuation allowance related to its deferred tax assets.

At December 31, 2011, the Company had federal and state net operating loss carry-forwards of approximately $48,166 and $2,473, respectively, which, if unused, expire at varying dates through 2031 for federal and 2016 for

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share amounts)

state income tax purposes. At December 31, 2011, $20,953 of federal net operating loss carry-forwards and $2,454 of state net operating loss carry-forwards relate to deductions for stock option compensation for which the associated tax benefit will be credited to additional paid-in capital when realized. This amount is tracked separately and not included in the Company’s deferred tax assets.

At December 31, 2011, the Company had federal and state research and development credit carry-forwards of $4,408 and $3,535, respectively, which, if unused, will expire at varying dates through 2031 for federal income tax purposes and at varying dates through 2026 for state income tax purposes. Additionally, the Company has $1,267 of Massachusetts investment tax credits, which, if unused, will expire at varying dates through 2014.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2011, 2010 or 2009.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of December 31, 2011 and 2010, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2008 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carry-forwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years.

The Company has performed an analysis of its changes in ownership under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and has determined that any ownership changes which have occurred do not result in a permanent limitation on usage of the Company’s federal and state net operating losses.

8.    Accrued Expenses

	December 31,
	2011	2010
Payroll and payroll related	$3,148	$2,638
Licensed software and maintenance	1,197	1,216
Marketing programs	2,079	426
Other accrued expenses	4,091	2,444

	$10,515	$6,724

9.    401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company elected to make matching contributions for the plan years ending December 31, 2011, 2010 and 2009 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s compensation.

The Company made matching contributions of an aggregate of $1,955, $1,696 and $1,287 for the years ended December 31, 2011, 2010 and 2009, respectively.

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share amounts)

10.    Commitments and Contingencies

Office Leases

In May 2009, the Company entered into a lease for its headquarters space in Waltham, Massachusetts (the “Lease”). The Lease, effective through September 30, 2015 with one five-year extension option, includes space under a lease that existed at that time as well as additional space that will be made available to the Company at various points during the term of the Lease. The Lease also includes payment escalations and rent holidays. Under the Lease, the landlord is responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. If the landlord and the Company mutually agree to make improvements that cost in excess of the agreed upon landlord cost, the landlord bills that excess cost to the Company as additional rent. This additional rent is included in the net calculation of lease incentives, so that rent expense per square foot is recognized on a straight-line basis over the remaining term of occupancy. In September 2010, the Company amended the Lease to include a small amount of additional space. All other terms and conditions of the amendment, inclusive of the landlord’s obligations to make certain improvements, are consistent with the Lease.

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

At December 31, 2011, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $1,192 at December 31, 2011, of which $429 was included in prepaid expenses and other current assets and $763 was included in other assets. The accrued rent balance was $2,292 at December 31, 2011, of which $264 was included in accrued expenses and $2,028 was included in other long-term liabilities. At December 31, 2010, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $1,076 at December 31, 2010, of which $371 was included in prepaid expenses and other current assets and $705 was included in other assets. The accrued rent balance was $2,525 at December 31, 2010, of which $243 was included in accrued expenses and $2,282 was included in other long-term liabilities.

Total rent expense under office leases was $6,163, $5,037 and $3,791 for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, future minimum lease payments under noncancelable office leases are as follows:

2012	$5,567
2013	5,610
2014	5,631
2015	4,473
2016	927
Thereafter	2,235

Total	$24,443

Constant Contact, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share amounts)

Third-Party Hosting Agreements

The Company has agreements with two affiliated vendors to provide specialized space and equipment and related services from which the Company hosts its software applications.

Payment escalations and rent holidays specified in these agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. At December 31, 2011, the Company had prepaid rent of $660, which was included in other assets and accrued rent of $24 which was included in other long-term liabilities.

Total rent expense under hosting agreements was $3,573, $2,431 and $2,302 for the years ended December 31, 2011, 2010 and 2009, respectively.

The agreements include payment commitments that expire at various dates through early 2017. As of December 31, 2011, future minimum payments under the agreements are as follows:

2012	$4,620
2013	3,385
2014	3,110
2015	3,204
2016	3,301
Thereafter	775

Total	$18,395

Vendor Commitments

As of December 31, 2011, the Company had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling $19,009 related primarily to marketing programs and other non-marketing goods and services to be delivered during 2012.

Letters of Credit and Restricted Cash

As of December 31, 2011 and 2010, the Company maintained a letter of credit totaling $750 for the benefit of the landlord of the Company’s corporate headquarters lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $750 as of December 31, 2011 and 2010, respectively, to secure the letter of credit. This amount was classified as restricted cash in the balance sheet at December 31, 2011 and 2010.

Indemnification Obligations

The Company enters into standard indemnification agreements with the Company’s partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of December 31, 2011, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

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

11.    Subsequent Events

On January 13, 2012, the Company acquired by merger all of the outstanding capital stock of CardStar, Inc. (“CardStar”) for a cash purchase price of $5,750. CardStar is a leading developer of mobile applications that extend the use of loyalty cards and mobile coupons among consumers. The Company purchased CardStar in order to accelerate its entrance into the mobile marketing and loyalty space. The Company has not presented the purchase price allocation as the accounting for the acquisition is not yet finalized. The Company is in the process of valuing the acquired assets and liabilities.

12.    Quarterly Information (Unaudited)

	Three Months Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
Statements of Operations Data:
Revenue	$57,532	$54,346	$52,527	$50,015	$47,467	$44,828	$42,455	$39,481
Gross profit	41,636	38,667	37,294	35,332	33,738	32,134	29,769	27,765
Income (loss) from operations	5,120	5,683	1,312	(2,118)	1,446	2,920	(995)	(859)
Net income (loss)(1)	18,895	5,353	1,274	(1,843)	1,658	2,942	(910)	(776)
Basic net income (loss) per share	$0.63	$0.18	$0.04	$(0.06)	$0.06	$0.10	$(0.03)	$(0.03)
Diluted net income (loss) per share	$0.62	$0.18	$0.04	$(0.06)	$0.05	$0.10	$(0.03)	$(0.03)

(1)	Comparability affected by income tax benefit of $13,777 recorded in the fourth quarter of 2011 primarily related to the release of deferred tax asset valuation allowance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2011 based on the specified criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2011.

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

Information required by this item is incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item and from Part II, Item 5 is incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

For a list of the consolidated financial statements included herein, see Index to the Consolidated Financial Statements on page 46 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(b)  Exhibits

See Exhibit Index on page 76 of this Annual Report on Form 10-K incorporated into this Item by reference.

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

Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gail F. Goodman Gail F. Goodman	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2012

/s/ Thomas Anderson Thomas Anderson	Director	February 28, 2012

/s/ Robert P. Badavas Robert P. Badavas	Director	February 28, 2012

/s/ John Campbell John Campbell	Director	February 28, 2012

/s/ William S. Kaiser William S. Kaiser	Director	February 28, 2012

/s/ Daniel T. H. Nye Daniel T. H. Nye	Director	February 28, 2012

/s/ Sharon T. Rowlands Sharon T. Rowlands	Director	February 28, 2012

/s/ Harpreet S. Grewal Harpreet S. Grewal	Executive Vice President and Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2012

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company.
3.2(1)	Second Amended and Restated Bylaws of the Company.
4.1(1)	Specimen Certificate evidencing shares of common stock.
10.1(1)#	1999 Stock Option/Stock Issuance Plan, as amended.
10.2(1)#	Form of Non-Qualified Stock Option Agreement with Executive Officers under the 1999 Stock Option/Stock Issuance Plan.
10.3(1)#	Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option/Stock Issuance Plan.
10.4(1)#	2007 Stock Incentive Plan.
10.5(1)#	Forms of Incentive Stock Option Agreements, under the 2007 Stock Incentive Plan.
10.6(1)#	Forms of Non-Qualified Stock Option Agreements, under the 2007 Stock Incentive Plan.
10.7(1)#	2007 Employee Stock Purchase Plan.
10.8(1)#	Form of Director and Officer Indemnification Agreement.
10.9(1)	Form of Indemnification Agreement between the Company and certain entities that sold stock in the Company’s initial public offering.
10.10(2)	Master Services Agreement dated July 19, 2007 by and between the Company and Sentinel Properties-Bedford, LLC, as amended.
10.11(3)	Lease, dated as of May 30, 2008, between the Company and Centerra Office Tech I, LLC.
10.12(3)	Lease, dated as of May 30, 2008, between the Company and McWhinney 409CC, LLC.
10.13(4)#	Amendment No. 1 to 2007 Employee Stock Purchase Plan.
10.14(5)	First Amendment to Lease, dated as of October 8, 2008, between the Company and McWhinney 409CC, LLC.
10.15(1)	Loan and Security Agreement, dated February 27, 2003, as amended, between the Company and Silicon Valley Bank.
10.16(6) 10.17(7)#	Lease, dated May 29, 2009, between the Company and Boston Properties Limited Partnership. Amendment No. 2 to 2007 Employee Stock Purchase Plan.
10.18(8)	First Amendment to Lease dated as of May 3, 2010 by and between BP Reservoir Place LLC (as successor-in-interest to Boston Properties Limited Partnership) and the Company.
10.19(8)	Registration Rights Agreement dated as of May 21, 2010 by and among the Company and the stockholders of Nutshell Mail, Inc.
10.20(9)#	Letter Agreement, dated as of May 25, 2010, between the Company and Harpreet S. Grewal.
10.21(10)#	Form of Executive Restricted Stock Unit Agreement (Time-Based Vesting) under the 2007 Stock Incentive Plan.
10.22(10)#	Restricted Stock Unit Agreement (Performance-Based Vesting) dated September 1, 2010 between the Company and Harpreet S. Grewal.
10.23(10)	Second Amendment to Lease dated as of September 13, 2010 by and between BP Reservoir Place LLC (as successor-in-interest to Boston Properties Limited Partnership) and the Company.
10.24(11)#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Gail F. Goodman.
10.25(11)#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Ellen M. Brezniak.
10.26(11)#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Nancie G. Freitas.
10.27(11)#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Harpreet S. Grewal.
10.28(11)#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and John J. Walsh, Jr.

Exhibit Number	Description
10.29(11)#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Eric S. Groves.
10.30(11)#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Thomas C. Howd.
10.31(11)#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Christopher M. Litster.
10.32(11)#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Robert P. Nault.
10.33(11)#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Robert D. Nicoson.
10.34(11)#	Retention Agreement, dated as of December 3, 2010, between the Company and Nancie G. Freitas.
10.35(12)	Turn Key Datacenter Lease dated as of December 31, 2010 between Digital Alfred, LLC and the Company.
10.36(12)	Datacenter Lease dated as of February 18, 2011 between Digital 55 Middlesex, LLC and the Company.
10.37(12)#	2011 Executive Cash Incentive Bonus Plan.
10.38(12)#	Form of Performance Stock Option Agreement (Customer-Based), under the 2007 Stock Incentive Plan.
10.39(13)	Asset Purchase Agreement dated as of February 15, 2011 between the Company and Bantam Networks, LLC.
10.40(14)	First Amendment to Turn Key Datacenter Lease dated as of March 1, 2011 between the Company and Digital Alfred, LLC.
10.41(15)#	Transition Agreement dated May 24, 2011 between the Company and Eric S. Groves.
10.42(16)#	2011 Stock Incentive Plan.
10.43(17)#	Form of Incentive Stock Option Agreement (non-executive officers) under the 2011 Stock Incentive Plan.
10.44(17)#	Form of Incentive Stock Option Agreement (executive officers) under the 2011 Stock Incentive Plan.
10.45(17)#	Form of Non-Statutory Stock Option Agreement (non-executive officers) under the 2011 Stock Incentive Plan.
10.46(17)#	Form of Non-Statutory Stock Option Agreement (executive officers) under the 2011 Stock Incentive Plan.
10.47(17)#	Form of Restricted Stock Unit Agreement (executive officers; time-based) under the 2011 Stock Incentive Plan.
10.48(17)#	Form of Non-Statutory Stock Option Agreement (directors; initial grant) under the 2011 Stock Incentive Plan.
10.49(17)#	Form of Non-Statutory Stock Option Agreement (directors; annual grant) under the 2011 Stock Incentive Plan.
10.50(17)#	Form of Non-Statutory Stock Option Agreement (directors; discretionary grant) under the 2011 Stock Incentive Plan.
10.51(18)#	Transition Agreement dated January 31, 2012 between the Company and Thomas C. Howd.
10.52*#	Form of Restricted Stock Unit Agreement (non-executive officers; performance-based - contacts) under the 2007 Stock Incentive Plan.
10.53*#	Letter Agreement dated March 24, 2011 between the Company and Rick Jensen.
10.54*#	Executive Severance Agreement, dated as of May 2, 2011, between the Company and Rick Jensen.
10.55*	Second Amendment to Turn Key Datacenter Lease dated as of December 15, 2011 between the Company and Digital Alfred, LLC.
10.56*#	Executive Severance Agreement, dated as of October 25, 2011, between the Company and David Gilbertson.
10.57*#	Form of Restricted Stock Unit Agreement (executive officers; performance-based - SaveLocal) under the 2011 Stock Incentive Plan.

Exhibit Number	Description
10.58*#	Executive Severance Agreement, dated as of December 12, 2011, between the Company and Joel Hughes.
10.59*#	Form of Restricted Stock Unit Agreement (non-executive officers: time-based-transaction) under the 2011 Stock Incentive Plan.
10.60*#	2012 Executive Cash Incentive Bonus Plan.
21.1*	Subsidiaries of the Company.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*¿	XBRL Instance Document.
101.SCH*¿	XBRL Taxonomy Extension Schema Document.
101.CAL*¿	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*¿	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*¿	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*¿	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

¿	Extensible Business Reporting Language (XBRL) information is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

#	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 14, 2008.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2008.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the Securities and Exchange Commission on August 13, 2008.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the Securities and Exchange Commission on November 7, 2008.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2009.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the Securities and Exchange Commission on August 4, 2010.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2010.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the Securities and Exchange Commission on November 3, 2010.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2010.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 9, 2011.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2011.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 2, 2011.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2011.

(16)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-174621) filed with the Securities and Exchange Commission on May 31, 2011.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the Securities and Exchange Commission on August 4, 2011.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.