Form 10-Q
period 2012-03-31
Constant Contact, Inc.
filed 2012-05-02
CIK 1405277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30 2012, there were 30,411,389 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information

Item 1. Financial Statements

Constant Contact, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$81,939	$49,589
Marketable securities	61,038	90,523
Accounts receivable, net of allowance for doubtful accounts	47	58
Prepaid expenses and other current assets	9,534	8,891

Total current assets	152,558	149,061
Property and equipment, net	35,839	34,263
Restricted cash	750	750
Goodwill	23,508	18,935
Acquired intangible assets, net	3,506	3,046
Deferred taxes	14,206	12,960
Other assets	2,476	2,363

Total assets	$232,843	$221,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,046	$8,906
Accrued expenses	12,107	10,515
Deferred revenue	30,860	28,983

Total current liabilities	53,013	48,404
Other long-term liabilities	2,052	2,052

Total liabilities	55,065	50,456

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized at March 31, 2012 and December 31, 2011; 30,389,585 and 30,110,895 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	304	301
Additional paid-in capital	196,694	190,039
Accumulated other comprehensive income	41	61
Accumulated deficit	(19,261)	(19,479)

Total stockholders’ equity	177,778	170,922

Total liabilities and stockholders’ equity	$232,843	$221,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2012	2011
Revenue	$59,938	$50,015
Cost of revenue	17,599	14,683

Gross profit	42,339	35,332

Operating expenses:
Research and development	9,471	7,438
Sales and marketing	25,718	24,234
General and administrative	7,564	5,778

Total operating expenses	42,753	37,450

Loss from operations	(414)	(2,118)
Interest and other income (expense), net	71	89

Loss before income taxes	(343)	(2,029)
Income tax benefit	561	186

Net income (loss)	$218	$(1,843)

Net income (loss) per share:

Basic	$0.01	$(0.06)
Diluted	$0.01	$(0.06)

Weighted average shares outstanding used in computing per share amounts:

Basic	30,171	29,310
Diluted	31,118	29,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
Net income (loss)	$218	$(1,843)

Other comprehensive loss:
Net unrealized losses on marketable securities	(20)	—

Total other comprehensive loss	(20)	—

Comprehensive income (loss)	$198	$(1,843)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2012	2011
Cash flows from operating activities
Net income (loss)	$218	$(1,843)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,285	3,540
Amortization of premium on investments	154	168
Stock-based compensation expense	3,299	2,609
Recovery of bad debts	(5)	(1)
Deferred income taxes	(693)	79
Taxes paid related to net share settlement of restricted stock units	(247)	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	16	12
Prepaid expenses and other current assets	(643)	(883)
Other assets	(113)	(536)
Accounts payable	1,140	(1,344)
Accrued expenses	1,592	3,979
Deferred revenue	1,877	2,505
Other long-term liabilities	—	(63)

Net cash provided by operating activities	10,880	8,222

Cash flows from investing activities
Purchases of short-term marketable securities	(14,270)	(45,025)
Proceeds from maturities of short-term marketable securities	20,000	10,144
Proceeds from sales of short-term marketable securities	23,581	29,000
Payments for acquisitions, net of cash acquired	(5,750)	(15,000)
Acquisition of property and equipment, including costs capitalized for development of internal use software	(5,473)	(4,288)

Net cash provided by (used in) investing activities	18,088	(25,169)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to the exercise of stock options	3,250	1,140
Income tax benefit from the exercise of stock options	132	—

Net cash provided by financing activities	3,382	1,140

Net increase (decrease) in cash and cash equivalents	32,350	(15,807)
Cash and cash equivalents, beginning of period	49,589	32,892

Cash and cash equivalents, end of period	$81,939	$17,085

Supplemental disclosure of noncash investing activities:
Capitalization of stock-based compensation	$224	$107

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

1. Nature of the Business

Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation on August 25, 1995. The Company reincorporated in the State of Delaware in 2000. The Company provides on-demand email marketing, social media marketing, event marketing, local deals and online survey products to small organizations, including small businesses, associations and non-profits. The Company’s email marketing product allows customers to create, send and track email marketing campaigns. The Company’s Social CampaignsTM product allows customers to create, publish, promote and run campaigns on Facebook®. The Company’s event marketing product enables customers to promote and manage events, track event registrations and collect online payments. The Company’s online survey product enables customers to create and send surveys and analyze the responses. The Company’s SaveLocalTM product makes it quick and easy for customers to create, run and manage local deals. Social media marketing features in all of the Company’s products allow customers to easily manage and optimize their presence across multiple social media networks. These products are designed for small organizations and are marketed directly by the Company and through a wide variety of partners.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include those of the Company and its subsidiaries, after elimination of all intercompany accounts and transactions. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The condensed consolidated balance sheet at December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2012 and consolidated results of operations for the three months ended March 31, 2012 and 2011 and consolidated cash flows for the three months ended March 31, 2012 and 2011 have been made. The condensed consolidated results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2012.

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

Revenue Recognition

The Company provides access to its products primarily through subscription arrangements whereby the customer is charged a fee for access for a defined term. Subscription arrangements include access to use the Company’s software via the Internet and support services, such as telephone, email and chat support. When there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured, the Company recognizes revenue on a daily basis over the subscription period as the services are delivered. Delivery is considered to have commenced at the time the customer has paid for the products and has access to the account via a log-in and password. The Company also generates revenue from its SaveLocal product by charging a fee to its customers based on the number of deals sold by its customers. The Company recognizes revenue from the fee charged when there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured. The Company also offers ancillary services to its customers related to its products such as custom services and training. Custom services and training revenue is accounted for separate from subscription revenue as those services have value on a standalone basis, do not involve a significant degree of risk or unique acceptance criteria and as the fair value of the Company’s subscription services is evidenced by their availability on a standalone basis. Custom services and training revenue is recognized as the services are performed.

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

Effective January 1, 2012, the Company adopted new guidance that simplifies the goodwill impairment test. The amendment permits the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in goodwill accounting standard. Adoption of the new guidance did not have an effect on the Company’s consolidated financial statements.

Intangible assets are recorded at their estimated fair values at the date of acquisition. As the pattern of consumption of the economic benefits of the intangible assets cannot be reliably determined, the Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis.

Capitalization of Software and Web Site Development Costs

Research and development costs are expensed as incurred and primarily include salaries, fees to consultants and other related costs. Relative to development costs of its on-demand products and website, the Company capitalizes certain direct costs to develop functionality as well as certain upgrades and enhancements that are probable to result in additional functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized as part of property and equipment until the software is substantially complete and ready for its intended use. Capitalized software is amortized over a three-year period in the expense category to which the software relates.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only elements of other comprehensive income (loss) are unrealized gains and losses on available-for-sale securities and translation adjustments.

Effective January 1, 2012, the Company adopted new guidance applicable to comprehensive income. Under this guidance the Company has two options for presenting comprehensive income. The Company can present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, adoption of the new guidance did not have an effect on the Company’s consolidated financial statements.

In December 2011, the Financial Accounting Standards Board indefinitely deferred the requirement to present reclassification adjustments of other comprehensive income by line item on the face of the income statement.

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

At March 31, 2012, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$25,137	$31	$—	$25,168
Corporate and Agency Bonds	32,862	12	(2)	32,872
Certificates of Deposit	1,000	—	(1)	999
Commercial Paper	1,999	—	—	1,999

Total	$60,998	$43	$(3)	$61,038

At March 31, 2012, marketable securities consisted of investments that mature within one year with the exception of agency bonds and a treasury note with a fair value of $12,148, which have maturities within two years.

At December 31, 2011, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$32,037	$49	$—	$32,086
Corporate and Agency Bonds	55,428	13	(1)	55,440
Certificates of Deposit	1,000	—	(1)	999
Commercial Paper	1,998	—	—	1,998

Total	$90,463	$62	$(2)	$90,523

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

The following tables present the Company’s fair value hierarchy for its cash equivalents and marketable securities which are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	0000000000	0000000000	0000000000	0000000000
	Fair Value Measurements at March 31, 2012 Using
	Level 1	Level 2	Level 3	Total

Money market instruments	$42,423	$—	$—	$42,423
U.S. Treasury notes	25,168	—	—	25,168
Corporate and Agency bonds	—	32,872	—	32,872
Certificates of deposit	—	999	—	999
Commercial paper	—	1,999	—	1,999

Total	$67,591	$35,870	$—	$103,461

	0000000000	0000000000	0000000000	0000000000
	Fair Value Measurements at December 31, 2011 Using
	Level 1	Level 2	Level 3	Total

Money market instruments	$12,778	$—	$—	$12,778
U.S. Treasury notes	32,086	—	—	32,086
Corporate and Agency bonds	—	55,440	—	55,440
Certificates of deposit	—	999	—	999
Commercial paper	—	1,998	—	1,998

Total	$44,864	$58,437	$—	$103,301

The Company has revised its classification of certain marketable securities with a fair value of $58,437 as of December 31, 2011, from Level 1 measurements to Level 2 measurements to reflect the inputs used to price these securities as described above. The Company has concluded that this misclassification is immaterial to the Company’s financial statements for all prior periods presented.

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

The following is a summary of the shares used in computing diluted net income (loss) per share:

(in thousands)
	Three months ended
	March 31,
	2012	2011

Weighted average shares used in calculating basic net income (loss) per share	30,171	29,310
Stock options	905	—
Warrants	1	—
Unvested restricted shares and restricted share units	41	—

Shares used in computing diluted net income (loss) per share	31,118	29,310

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share because they had an anti-dilutive impact either because the proceeds under the treasury stock method were in excess of the average fair market value for the period or because the Company had a net loss in the period:

(in thousands)
	Three months ended
	March 31,
	2012	2011

Options to purchase common stock	2,051	4,547
Unvested restricted stock and restricted stock units	15	197
Warrants to purchase common stock	1	1

Total options, warrants, restricted stock and restricted stock units exercisable into common stock	2,067	4,745

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

3. Acquisitions

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

The following table presents the pro forma results of the historical condensed consolidated statements of operations of the Company and Bantam Networks for the three month periods ended March 31, 2011, giving effect to the merger as if it occurred on January 1, 2010:

Three months ended
March 31,
2011
Pro forma revenue	$50,015

Pro forma net loss	$(1,970)

Pro forma loss per share:
Basic and Diluted	$(0.07)

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

The Company allocated the purchase price as follows:

Purchased technology	$624
Net deferred tax assets	553
Goodwill	4,573

Total assets acquired	$5,750

The purchased technology was valued using the cost to replace method and has an estimated economic life of three years.

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to CardStar’s knowledge of mobile applications and coupons and loyalty cards. Goodwill from the CardStar acquisition will be included within the Company’s one reporting unit and will be included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the acquisition of CardStar is not deductible for tax purposes.

Transactions costs related to the acquisitions were not material to the consolidated results of the Company. The operating expenses of the acquired entities have been included in the consolidated financial statements beginning on their acquisition dates and were not material to the consolidated results of the Company. The operations of CardStar prior to the acquisition were not material to the consolidated results of the Company.

4. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $18,935 as of December 31, 2011. The change in the carrying amount of goodwill for the three months ended March 31, 2012 was as follows:

Balance as of December 31, 2011	$18,935
Goodwill related to the acquisition of CardStar	4,573

Balance as of March 31, 2012	$23,508

Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired.

Intangible assets consist of the following:

		March 31, 2012			December 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.75 years	$685	$55	$630	$685	$9	$676
Developed technology	3 years	3,507	631	2,876	2,883	513	2,370

		$4,192	$686	$3,506	$3,568	$522	$3,046

The Company amortizes the intangible assets on a straight-line basis over the estimated useful lives noted above. Amortization expense for intangible assets was $164 and $80 for the three months ended March 31, 2012 and 2011, respectively. Amortization relating to developed technology is recorded within cost of revenue and the amortization of customer relationships is recorded within sales and marketing expense. Future estimated amortization expense for assets placed in service as of March 31, 2012 is as follows:

Remainder of 2012	$565
2013	565
2014	430
2015	146

Total	$1,706

Amortization of developed technology totaling $1,800 as of March 31, 2012 has not yet commenced as the software is not yet ready for its intended use.

5. Stock-Based Awards

Stock Incentive Plan

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards with a maximum term of seven years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company reserved 4,200,000 shares of its common stock for issuance under the 2011 Plan. Additionally, per the terms of the 2011 Plan, shares of common stock previously reserved for issuance under the 2007 Stock Incentive Plan as well shares reserved for outstanding awards under the 1999 Stock Option/Stock Issuance Plan for which the awards are cancelled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the 2011 Plan. Awards that are granted with a per share or per unit purchase price less than 100% of fair market value as of the date of grant (e.g., restricted stock and restricted stock unit awards) shall count towards the total number of shares reserved for issuance under the 2011 Plan on a two-for-one basis. As of March 31, 2012, 3,116,376 shares of common stock were available for issuance under the 2011 Plan.

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

Stock Purchase Plan

The Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), became effective upon the completion of the Company’s initial public offering. Six-month offering periods begin on January 1 and July 1 of each year, during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price for offerings is equal to 85% of the closing market price of the Company’s common stock on the last day of the offering period. The first offering period of 2012 began on January 1, 2012 and will be completed on June 30, 2012. The second offering period of 2012 will begin on July 1, 2012 and will be completed on December 31, 2012. As of March 31, 2012, 188,672 shares of common stock were available for issuance to participating employees under the Purchase Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three months ended
	March 31,
	2012	2011
Cost of revenue	$379	$311
Research and development	972	663
Sales and marketing	675	632
General and administrative	1,273	1,003

	$3,299	$2,609

The Company capitalized approximately $224 and $107 of stock-based compensation related to the development of internal use software for the three months ended March 31, 2012 and 2011, respectively.

6. Income Taxes

For the three months ended March 31, 2012, the Company recorded an income tax benefit of $561 as compared to an income tax benefit of $186 in the first quarter of 2011. Income tax is related to federal, state, and to a lesser extent, foreign tax obligations. During 2011 the Company had recorded a full valuation allowance against its net deferred tax assets which allowance was released in the fourth quarter of 2011. The increase in the tax benefit was primarily due to the full valuation allowance in the first quarter of 2011 versus no valuation allowance in the first quarter of 2012.

The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions. For the three months ended March 31, 2012, the Company’s effective tax rate varied from the statutory tax rate primarily due to the recognition for tax purposes of stock based compensation on disqualifying dispositions of incentive stock options that occurred during the first quarter of 2012 partially offset by the non-recognition for tax purposes of stock based compensation related to incentive stock options.

For the three months ended March 31, 2011, the Company’s income tax benefit consisted of a current income tax benefit of $265 and a deferred income tax expense of $79. The income tax benefit recorded for the three months ended March 31, 2011 related to the Company’s net loss for the period multiplied by its estimated annual effective tax rate for 2011. The deferred income tax expense related to the amortization for tax purposes of goodwill from the acquisition of Bantam Networks.

The Company had net deferred tax assets of $13,827 at December 31, 2011, which increased to $15,073 at March 31, 2012, primarily as a result of the income tax benefit recorded for the three months ended March 31, 2012.

The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2012 or December 31, 2011. As of March 31, 2012 and December 31, 2011, the Company had no accrued interest or tax penalties recorded.

7. Accrued Expenses

	March 31, 2012	December 31, 2011
Payroll and payroll related	$5,124	$3,148
Licensed software and maintenance	1,197	1,197
Marketing programs	2,041	2,079
Other accrued expenses	3,745	4,091

	$12,107	$10,515

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

At March 31, 2012, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $1,083 at March 31, 2012, of which $413 was included in prepaid expenses and other current assets and $670 was included in other assets. The accrued rent balance was $2,229 at March 31, 2012, of which $266 was included in accrued expenses and $1,963 was included in other long-term liabilities. At December 31, 2011, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $1,192 at December 31, 2011, of which $429 was included in prepaid expenses and other current assets and $763 was included in other assets. The accrued rent balance was $2,292 at December 31, 2011, of which $264 was included in accrued expenses and $2,028 was included in other long-term liabilities.

Total rent expense under office leases was $1,513 and $1,477 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, future minimum lease payments under noncancelable office leases are as follows:

Remainder of 2012	$4,290
2013	5,666
2014	5,631
2015	4,473
2016	927
Thereafter	2,235

Total	$23,222

Third-Party Hosting Agreements

The Company has agreements with two affiliated vendors to provide specialized space and equipment and related services from which the Company hosts its software applications.

Payment escalations and rent holidays specified in these agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. At March 31, 2012, the Company had prepaid rent of $840, which was included in other assets and accrued rent of $89 which was included in other long-term liabilities.

Total rent expense under hosting agreements was $906 and $857 for the three months ended March 31, 2012 and 2011, respectively.

The agreements include payment commitments that expire at various dates through mid-2017. As of March 31, 2012, future minimum payments under the agreements are as follows:

Remainder of 2012	$3,504
2013	3,385
2014	3,110
2015	3,204
2016	3,301
Thereafter	775

Total	$17,279

Vendor Commitments

As of March 31, 2012, the Company had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling $20,822 related primarily to marketing programs and other non-marketing goods and services to be delivered over the next twelve months.

Letters of Credit and Restricted Cash

As of March 31, 2012 and December 31, 2011, the Company maintained a letter of credit totaling $750 for the benefit of the landlord of the Company’s corporate headquarters lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $750 as of March 31, 2012 and December 31, 2011, respectively, to secure the letter of credit. This amount was classified as restricted cash in the balance sheet at March 31, 2012 and December 31, 2011.

Indemnification Obligations

The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of March 31, 2012, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

Legal Matters

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, in its opinion, would have a material adverse effect on the Company’s business, results of operations or financial condition.

9. 401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company elected to make matching contributions for the plan years ending December 31, 2012 and 2011 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s compensation.

Through March 31, 2012 and 2011, the Company made matching contributions of $550 and $439 for the plan years ended December 31, 2012 and 2011, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 28, 2012. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Executive Overview

We provide online marketing solutions, including email marketing, social media marketing, event marketing, local deals and surveys, for small organizations, including small businesses, associations and non-profits. We seek to help our customers succeed and have a long history of delivering affordable, easy-to-use products, support, knowhow and coaching with a personal touch, all of which empower our customers to create and grow their customer relationships.

We market our products and acquire our customers through a variety of sources including online marketing such as search engines and advertising on online networks and other websites, offline marketing through television and radio advertising, local seminars, relationships with our partners, referrals from our growing customer base, general brand awareness and the inclusion of a link to our website in the footer of substantially all of the emails sent by our customers.

We have grown rapidly since launching our first on-demand product in 2000. We ended the first quarter of 2012 with approximately 510,000 unique paying customers and had revenue for the first quarter of $59.9 million.

Our business strategy focuses on expanding beyond email marketing to support a multi-product strategy to drive high customer lifetime value through gains in average revenue per customer, retention and gross margin. We believe increasing our customer’s lifetime value will be a key contributor to our continued success. To drive lifetime value we will continue to invest in acquiring new customers, cross-selling our products to our large and growing customer base, driving increased product usage by our customers and improving customer retention rates. We will continue to invest in broadening our platform of engagement marketing solutions, which we believe will better help our customers create and grow their customer and member relationships. We have made numerous investments to drive future growth, including:

•

We launched Social CampaignsTM in January 2012. Social Campaigns allows users to create, publish, promote and run campaigns on Facebook that offer promotions or content targeted toward those who “Like” them and to incent others to “Like” and share them. Social Campaigns can be published to a customer’s email list, to existing Facebook fans, on LinkedIn and to Twitter followers.

•

In January 2012, we acquired CardStar, Inc., or CardStar, a leading developer of mobile applications that extend the use of loyalty cards and mobile coupons among consumers. The CardStar application consolidates membership and rewards cards on smartphones, letting consumers use a single application rather than a series of physical cards. Merchants can track purchase behavior to reward loyalty, simply and easily. We will continue to operate CardStar’s free mobile loyalty application, which currently has over two million active users, and which is available on major mobile platforms, including iPhone, Android, and Blackberry. See also Note 3, Acquisitions, of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

•

In February 2012, we launched SaveLocalTM, a new online tool that helps small businesses run local deals. SaveLocal gives merchants control of the deal and allows small businesses to incentivize social sharing to attract qualified new customers, and drive repeat business at an affordable price.

Key Financial and Operating Metrics

In connection with the ongoing operation of our business, our management regularly reviews key financial and operating metrics. Given our growth strategy, we pay particular attention to customer life-time value, customer acquisition metrics, number of products per customer and average revenue per customer. We also consider other operating metrics such as revenue, gross margin, expenses, trialer growth, customer attrition, customer satisfaction rates, success in cross selling and growing customer list sizes, average speed of answer for customer support calls, email deliverability rates and capital expenditures, among others. Management considers these financial and operating metrics critical to understanding and improving our business, reviewing our historical performance, benchmarking our performance versus other companies and identifying current and future trends, and for planning purposes.

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

We also generate a small amount of revenue from ancillary services related to our products, which primarily consist of custom services and training through our experts program. Revenue generated from professional services and training accounted for approximately 1% of gross revenue for each of three months ended March 31, 2012 and 2011. In February 2012, we launched our SaveLocal product for which we charge a fee based on the number of deals sold by our customers. We have not yet generated significant revenue from this product.

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

Research and Development. Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on improving ease of use, functionality and technological scalability of our existing products as well as on the development of new product offerings. We primarily expense research and development costs. However, direct development costs related to software enhancements that add functionality are capitalized and amortized over their useful life. We expect that in 2012 our research and development expenses will increase both in absolute dollars and as a percentage of revenue due to our expanded investment in our product roadmap. Over the longer term we expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue as we expect to grow our revenue at a faster rate.

Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees and the portion of customer support costs that relate to assisting trial customers. Advertising costs consist primarily of pay-per-click advertising with search engines, other online and offline advertising media, including television and radio, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships and event costs. In order to continue to grow our business and brand and category awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect that on an annual basis, sales and marketing expenses will increase in absolute dollars, but decrease as a percentage of revenue as we expect to continue to grow our revenue at a faster rate.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our significant accounting policies, which are described in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC, the following accounting policies involve the most judgment and complexity:

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

There have been no material changes in our critical accounting policies since December 31, 2011, except with respect to the addition to our revenue recognition policy to accommodate our new SaveLocal product which is described in Sources of Revenue above and which policy is described in more detail in note 2, Summary of Significant Accounting Policies, of the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. For further information please see the discussion of critical accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

Results of Operations

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Revenue

	Three Months Ended March 31,
	2012	2011	Change
	(Dollars in thousands)
Revenue	$59,938	$50,015	20%

Revenue increased by $9.9 million from 2011 to 2012. The increase resulted primarily from an approximately 14% increase in the number of average monthly customers and an approximately 6% increase in average revenue per customer. The increase in average revenue per customer was due to an increase in average customer list size and from add-ons to our email marketing product and an increase in pricing for our event marketing product. We expect our average revenue per customer to increase over time.

Cost of Revenue

	Three Months Ended March 31,
	2012	2011	Change
	(Dollars in thousands)
Cost of revenue	$17,599	$14,683	20%
Percent of revenue	29%	29%

Cost of revenue increased by $2.9 million from 2011 to 2012. The increase resulted primarily from increased customer support personnel costs of $1.7 million to support our customer growth and increased personnel costs of $206,000 in our operations group to manage our infrastructure. Depreciation, hosting and maintenance costs increased by $595,000 as a result of scaling and adding capacity to our hosting infrastructure inclusive of the effects of transitioning to a new datacenter in California in 2011.

Research and Development

	Three Months Ended March 31,
	2012	2011	Change
	(Dollars in thousands)
Research and development	$9,471	$7,438	27%
Percent of revenue	16%	15%

Research and development expenses increased by $2.0 million from 2011 to 2012. The increase was due primarily to additional personnel related costs as a result of our continued hiring of research and development employees as well as an increase in consulting expense incurred, both to further develop and enhance our products.

Sales and Marketing

	Three Months Ended March 31,
	2012	2011	Change
	(Dollars in thousands)
Sales and marketing	$25,718	$24,234	6%
Percent of revenue	43%	48%

Sales and marketing expenses increased by $1.5 million from 2011 to 2012. The increase in absolute dollars consisted in large part of increased personnel related costs of $2.6 million primarily as a result of adding employees related to customer acquisition, cross-selling to our customer base and enabling increased usage and better retention. Partner referral fees increased by $522,000 as the number of new customers generated from our partners increased. These increases were partially offset by a decrease of $1.9 million of advertising and promotional expenditures due primarily to a change in the mix and timing of advertising campaigns.

General and Administrative

	Three Months Ended March 31,
	2012	2011	Change
	(Dollars in thousands)
General and administrative	$7,564	$5,778	31%
Percent of revenue	13%	12%

General and administrative expenses increased by $1.8 million from 2011 to 2012. The increase was due primarily to additional personnel related costs of $1.3 million largely as a result of increasing the number of general and administrative employees to support our overall growth. We also incurred an increase of approximately $313,000 in consulting and professional services fees associated with the growth of our business.

Interest and other income (expense), net

	Three Months Ended March 31,
	2012	2011	Change
	(Dollars in thousands)
Interest and other income (expense) net	$71	$89	(20)%

Interest and other income (expense), net decreased by $18,000 from 2011 to 2012 due primarily to a decrease in interest earned on our investment portfolio.

Income Taxes

For the three months ended March 31, 2012, we recorded an income tax benefit of $561,000 as compared to an income tax benefit of $186,000 in the first quarter of 2011. Income tax is related to federal, state, and, to a lesser extent, foreign tax obligations. During 2011 we had recorded a full valuation allowance against our net deferred tax assets which allowance we released in the fourth quarter of 2011. The increase in the tax benefit was primarily due to the full valuation allowance in the first quarter of 2011 versus no valuation allowance in the first quarter of 2012.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions. For the three months ended March 31, 2012, our effective tax rate varied from the statutory tax rate primarily due to the recognition for tax purposes of stock based compensation on disqualifying dispositions of stock options that occurred during the first quarter of 2012 partially offset by the non-recognition for tax purposes of stock based compensation.

For the three months ended March 31, 2011, our income tax benefit consisted of a current income tax benefit of $265,000 and a deferred income tax expense of $79,000. The income tax benefit recorded for the three months ended March 31, 2011 related to our net loss for the period multiplied by our estimated annual effective tax rate for 2011. The deferred income tax expense related to the amortization for tax purposes of goodwill from the acquisition of Bantam Networks.

Liquidity and Capital Resources

During the first quarter of 2012 and 2011, we funded our operations with cash flows generated from operations. At March 31, 2012, our principal sources of liquidity were cash and cash equivalents and marketable securities of $143 million.

Net cash provided by operating activities was $10.9 million and $8.2 million for the three months ended March 31, 2012 and 2011, respectively. The improvement in cash flow in 2012 was due primarily to net income generated in the first quarter of 2012 versus a net loss in the first quarter of 2011, increases in the add-backs of non-cash expense items such as depreciation and amortization and stock-based compensation expense, partially offset by an increase in deferred tax assets in the first three months of 2012 as compared to the same period in 2011. Cash provided by operating activities has historically been affected by the amount of net income (loss), growth in prepaid subscriptions, changes in working capital accounts and the timing of rent payment and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards as well as changes in deferred taxes.

Net cash provided by investing activities was $18.1 million in the three months ended March 31, 2012 as compared to net cash used in investing activities of $25.2 million for the three months ended March 31, 2011. Net cash provided by investing activities in the first three months of 2012 consisted primarily of the net cash provided by marketable securities transactions offset partially by cash paid to purchase CardStar and to acquire property and equipment. In January 2012, we completed the acquisition of CardStar, for $5.8 million. Net cash used in investing activities in the first quarter of 2011 consisted primarily of net cash used by marketable securities transactions, partially offset by cash paid to purchase substantially all of the assets of Bantam Networks and to acquire property and equipment. In February 2011, we completed the acquisition of substantially all of the assets of Bantam Networks, excluding cash, for $15.0 million. Acquisition of property and equipment of $5.5 million and $4.3 million in the three month periods ended March 31, 2012 and 2011, respectively, consisted of the purchase of computer equipment for our operations and employees, furniture and leasehold improvements and the capitalization of certain software development costs. In 2011, we transitioned to a new third-party hosting facility in California and made capital expenditures in 2011 for equipment to be used in the new facility. We made additional capital expenditures during 2012 to increase capacity of our operational equipment. We increased the amount of space we occupied under our corporate headquarters lease in 2010 and acquired property and equipment to outfit the additional space in 2011. We also acquired property and equipment to accommodate growth in our sales and support office in Colorado in 2012. During the three months ended March 31, 2012 and 2011, we capitalized $1.6 million and $724,000, respectively, of costs associated with the development of internal use software.

Net cash provided by financing activities was $3.4 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively. Net cash provided by financing activities in the first three months of both 2012 and 2011 consisted of proceeds from stock issued pursuant to the exercise of stock options as well as an income tax benefit from the exercise of stock options in the first quarter of 2012.

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

As of March 31, 2012, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $20.8 million. This amount relates primarily to marketing programs and other non-marketing related goods and services to be delivered over the next twelve months.

The following table summarizes our contractual obligations at March 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due In
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Office lease obligations	$23,222	$5,712	$11,288	$4,221	$2,001
Hosting facility agreements	17,279	4,359	6,437	6,040	443
Vendor commitments	20,822	20,822	—	—	—

Total	$61,323	$30,893	$17,725	$10,261	$2,444

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

Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $143 million at March 31, 2012, which consisted of cash, government securities, corporate and agency bonds, commercial paper, certificates of deposit and money market instruments. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have traditionally focused our business on providing our email marketing product for small organizations, but in the last few years we have expanded our product offerings. In 2007, we introduced our survey product and our add-on email archive service that enables our customers to archive their past email campaigns. In 2009, we launched our event marketing product. Through our acquisition of privately-held Nutshell Mail, Inc., or NutshellMail, which we completed in May 2010, we now provide a tool for small organizations to monitor and engage with social media networks. In January 2012, we launched our Social Campaigns product which allows small businesses the ability to run multi-step, results-oriented campaigns on their social networks. Also, in January 2012, we announced the acquisition of CardStar, a leading developer of mobile applications that extend the use of loyalty cards and mobile coupons among consumers. In February 2012, we announced the introduction of our new SaveLocal product, which makes it quick and easy for our customers to create, run and manage local deals. Our efforts to introduce new products beyond our email marketing product, including our event marketing and survey products, our social media marketing offerings, CardStar and the SaveLocal product, may not result in significant revenue growth, may not be complementary to our email marketing product, may not be timely, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business or product, which may harm our financial performance.

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

The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our customers’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our products. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email such as the laws of Canada and the United Kingdom, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our business, and our reputation would suffer. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.

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

Our principal email marketing competitors include providers of email marketing products for small to medium size businesses such as AWeber Systems, Inc., iContact Corporation, a subsidiary of Vocus, Inc., Protus, a subsidiary of j2 Global Communications, Inc. (Campaigner®), The Rocket Science Group LLC (MailChimp™), Vertical Response, Inc. and Vistaprint N.V. These vendors typically charge a low monthly entry fee or a low fee per number of emails sent and, in some cases, they have a free offering. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, there are a number of other vendors that are focused on providing email marketing products for larger organizations, including Alterian Inc., CheetahMail, Inc. (a subsidiary of Experian Group Limited), ExactTarget Inc., Responsys Inc., Silverpop Systems Inc. and StrongMail Systems, Inc. While we do not compete currently with vendors of email marketing products serving larger customers, we may face future competition from these providers if they determine that our target market presents an opportunity for them. Finally, in the future, our email marketing product may experience competition from Internet Service Providers, or ISPs, advertising and direct marketing agencies and other large established businesses, such as Microsoft Corporation or Google Inc., possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these entities could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering.

Our other products also face intense competition. Our event marketing product competes with offerings by Eventbrite, Inc., Evite, LLC (a wholly-owned, operating business of IAC/InterActiveCorp) and Regonline (a division of The Active Network, Inc.). Our Social Campaigns product competes with offerings by Offerpop Corporation, Pagemodo, a Webs Company, Vocus Social Media LLC doing business as North Social and Wildfire Interactive, Inc. Our survey product competes with similar offerings by Surveymonkey.com Corporation and Widgix, LLC doing business as SurveyGizmo. Our SaveLocal product competes with offerings by Groupon, Inc., LivingSocial, Inc., Amazon Local™ and Googleoffers™.

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

The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract new customers and retain existing customers. In providing our services, we rely on third-party hosting facilities, bandwidth providers, internet service providers, or ISPs, and mobile networks. Our production system hardware and the disaster recovery operations for our production system hardware are co-located in third-party hosting facilities. These facilities do not guarantee that our customers’ access to our products will be uninterrupted, error-free or secure. Our operations also depend on the ability of our third-party hosting facilities to protect their and our systems against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. In the event that our third-party hosting arrangements are terminated, or there is a lapse of service or damage to these facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities. In addition, our customer support services, which are located at our headquarters in Waltham, Massachusetts and at our sales and support office in Loveland, Colorado, would experience interruptions as a result of any disruption of electrical, phone or any other similar facility support services. Any interruptions or delays in access to our products or customer support, whether as a result of third-party error, our own error, natural disasters, security breaches or malicious actions, such as denial-of-service or similar attacks, whether accidental or willful, could harm our relationships with customers and our reputation. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to cancel their accounts, any of which could adversely affect our business, financial condition and results of operations.

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

Many of our customers located our website by clicking through on search results displayed by search engines such as Google®, Yahoo®! and Bing™. Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract a significant percentage of the customers we serve to our website. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer potential customers clicking through to our website, requiring us to resort to other costly resources to replace this traffic, which, in turn, could reduce our revenue and negatively impact our operating results, harming our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, or our revenue could decline and our business may suffer. The cost of purchased search listing advertising fluctuates and may increase as demand for these channels grows, and any such increases could negatively affect our financial results.

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

Our customers’ use of our products and website to transmit negative messages or website links to harmful applications in violation of our policies or otherwise could damage our reputation, and we may face liability for unauthorized, inaccurate or fraudulent information distributed via our products.

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

Our customers’ use of our SaveLocal product may negatively impact our reputation and could subject us to legal and regulatory risks, each of which could harm our business and results of operations.

Our brand and reputation may be harmed by our customers’ use of our SaveLocal product. Any shortcomings of one or more of our SaveLocal customers, particularly with respect to an issue affecting the quality of the deal offered or the products or services sold, may be attributed to us, thus damaging our reputation, brand value and potentially affecting our results of operations. In addition, negative publicity and customer sentiment generated as a result of fraudulent or deceptive conduct by our SaveLocal customers could damage our reputation, reduce our ability to attract new customers or retain our current customers, subject us to potential liability and diminish the value of our brand.

The deals offered by our SaveLocal customers may subject us to additional U.S. or international laws or regulations that could increase our costs or otherwise harm our business. The application of certain laws and regulations to SaveLocal deals and to our role in facilitating our customers’ offer of SaveLocal deals is uncertain. These include laws and regulations such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, the laws of most states, which contain provisions governing product terms and conditions of gift cards, gift certificates, stored value or pre-paid cards or coupons and unclaimed and abandoned property laws. These laws may include provisions prohibiting or limiting the use of expiration dates on gift cards or the amount of fees charged in connection with gift cards or requiring specific disclosures on or in connection with gift cards and the imposition of certain fees. If we are required to alter our business practices as a result of any laws or regulations, our revenue could decrease, our costs could increase and our business could otherwise be harmed. In addition, the costs and expenses associated with defending any actions related to such additional laws and regulations and any payments of related penalties, judgments or settlements could adversely impact our financial results.

In addition, if any laws or regulations require that the face value of SaveLocal coupons have a minimum expiration period beyond the period desired by our SaveLocal customers for their promotional programs, or no expiration period, this may affect the willingness of our customers to use our SaveLocal product in jurisdictions where these laws apply.

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

We maintain a network of active partners, which refer customers to us through links on their websites and outbound promotion to their customers. If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us. The number of customers we are able to add through these relationships is dependent on the marketing efforts of our partners over which we exercise very little control, and a significant decrease in the number of new customers generated through these relationships could adversely affect the size of our customer base and revenue.

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

As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. In addition, many of our agreements with our partners and others require us to indemnify them for third-party intellectual property infringement claims, which would increase the cost to us resulting from an adverse ruling on any such claim. Even if we have not infringed any third parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management time. Finally, if a third party successfully asserts a claim that our products infringe its proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all and we may be required to pay significant monetary damages to such third party.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	quarterly unique customer additions and retention rates;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in general economic, industry and market conditions;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	the total number of shares of our common stock that have been sold short.

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

Item 6. Exhibits The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed (other than exhibit 32.1 and exhibit 32.2 and each of exhibits 101.INS, 101.SCH, 101.CAL, 101.LAB, 101.PRE and 101.DEF) as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTANT CONTACT, INC.

Date: May 2, 2012	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2012	By:	/s/ Harpreet S. Grewal
Harpreet S. Grewal
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*#	XBRL Instance Document.

101.SCH*#	XBRL Taxonomy Extension Schema Document.

101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*#	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*#	XBRL Taxonomy Extension Definition Linkbase Document.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

#	Extensible Business Reporting Language (XBRL) information is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.