Form 10-Q
period 2012-06-30
Constant Contact, Inc.
filed 2012-08-01
CIK 1405277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 30, 2012, there were 30,497,232 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information

Item  1. Financial Statements

Constant Contact, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$21,316	$49,589
Marketable securities	59,785	90,523
Accounts receivable, net of allowance for doubtful accounts	110	58
Prepaid expenses and other current assets	8,942	8,891

Total current assets	90,153	149,061
Property and equipment, net	36,851	34,263
Restricted cash	750	750
Goodwill	95,505	18,935
Acquired intangible assets, net	7,974	3,046
Deferred taxes	14,228	12,960
Other assets	2,860	2,363

Total assets	$248,321	$221,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,049	$8,906
Accrued expenses	17,739	10,515
Deferred revenue	31,467	28,983

Total current liabilities	58,255	48,404
Other long-term liabilities	7,898	2,052

Total liabilities	66,153	50,456

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized at June 30, 2012 and December 31, 2011; 30,490,569 and 30,110,895 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	305	301
Additional paid-in capital	201,568	190,039
Accumulated other comprehensive income	18	61
Accumulated deficit	(19,723)	(19,479)

Total stockholders’ equity	182,168	170,922

Total liabilities and stockholders’ equity	$248,321	$221,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011
Revenue	$62,072	$52,527	$122,010	$102,542
Cost of revenue	18,434	15,233	36,033	29,916

Gross profit	43,638	37,294	85,977	72,626

Operating expenses
Research and development	9,804	7,549	19,275	14,987
Sales and marketing	25,836	22,515	51,554	46,749
General and administrative	8,404	5,918	15,968	11,696

Total operating expenses	44,044	35,982	86,797	73,432

(Loss) income from operations	(406)	1,312	(820)	(806)
Interest income and other income (expense), net	62	95	133	184

(Loss) income before income taxes	(344)	1,407	(687)	(622)
Income tax (expense) benefit	(118)	(133)	443	53

Net (loss) income	$(462)	$1,274	$(244)	$(569)

Net (loss) income per share:
Basic	$(0.02)	$0.04	$(0.01)	$(0.02)
Diluted	$(0.02)	$0.04	$(0.01)	$(0.02)
Weighted average shares outstanding used in computing per share amounts:
Basic	30,380	29,497	30,275	29,404
Diluted	30,380	30,770	30,275	29,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net (loss) income	$(462)	$1,274	$(244)	$(569)

Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax	(23)	47	(43)	47
Reclassification adjustment for realized gains on available-for-sale securities included in net income (loss)	—	(12)	—	(12)

Total other comprehensive (loss) income	(23)	35	(43)	35

Comprehensive (loss) income	$(485)	$1,309	$(287)	$(534)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2012	2011
Cash flows from operating activities
Net loss	$(244)	$(569)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,969	7,032
Amortization of premium on investments	296	331
Stock-based compensation expense	7,075	5,851
Recovery of bad debts	(3)	—
Gain on sales of marketable securities	—	(12)
Deferred income taxes	(644)	158
Taxes paid related to net share settlement of restricted stock units	(326)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1)	(3)
Prepaid expenses and other current assets	(2)	(1,328)
Other assets	(406)	(1,032)
Accounts payable	95	1,851
Accrued expenses	(537)	1,674
Deferred revenue	1,874	2,812
Other long-term liabilities	(39)	(119)

Net cash provided by operating activities	16,107	16,646

Cash flows from investing activities
Purchases of marketable securities	(28,357)	(88,209)
Proceeds from maturities of marketable securities	31,167	19,144
Proceeds from sales of marketable securities	27,600	66,224
Acquisition of businesses, net of cash acquired	(68,487)	(15,000)
Acquisition of property and equipment, including costs capitalized for development of internal use software	(10,644)	(8,829)

Net cash used in investing activities	(48,721)	(26,670)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to the exercise of stock options	3,657	2,309
Income tax benefit from the exercise of stock options	148	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	536	435

Net cash provided by financing activities	4,341	2,744

Net decrease in cash and cash equivalents	(28,273)	(7,280)
Cash and cash equivalents, beginning of period	49,589	32,892

Cash and cash equivalents, end of period	$21,316	$25,612

Supplemental disclosure of noncash investing activities:
Capitalization of stock-based compensation	$443	$271
Fair value of contingent consideration in connection with acquisition included in accrued expenses and other long-term liabilities	$12,152	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(amounts in thousands, except share and per share amounts)

1. Nature of the Business

Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation on August 25, 1995. The Company reincorporated in the State of Delaware in 2000. The Company provides on-demand email marketing, social media marketing, event marketing, local deals and online survey products to small organizations, including small businesses, associations and non-profits. The Company’s email marketing product allows customers to create, send and track email marketing campaigns. The Company’s Social Campaigns™ product allows customers to create, publish, promote and run campaigns on Facebook®. The Company’s event marketing product enables customers to promote and manage events, track event registrations and collect online payments. The Company’s online survey product enables customers to create and send surveys and analyze the responses. The Company’s SaveLocalTM product makes it quick and easy for customers to create, run and manage local deals. Social media marketing features in all of the Company’s products allow customers to easily manage and optimize their presence across multiple social media networks. These products are designed for small organizations and are marketed directly by the Company and through a wide variety of partners. In June 2012, the Company acquired SinglePlatform, Corp. (“SinglePlatform”), a company that helps small businesses get discovered through web and mobile searches by providing a single place to update relevant business information.

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

The condensed consolidated balance sheet at December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2012 and consolidated results of operations for the three and six months ended June 30, 2012 and 2011 and consolidated cash flows for the six months ended June 30, 2012 and 2011 have been made. The condensed consolidated results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, judgments and assumptions, including those related to revenue recognition, stock-based compensation, goodwill and acquired intangible assets, capitalization of software and website development costs, contingent consideration liability and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from these estimates.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(amounts in thousands, except share and per share amounts)

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

Intangible assets are recorded at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

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

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(amounts in thousands, except share and per share amounts)

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

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest income and other income (expense), net based on the specific identification method.

At June 30, 2012, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$23,194	$25	$—	$23,219
Corporate and Agency Bonds	35,563	6	(3)	35,566
Certificates of Deposit	1,000	—	—	1,000

Total	$59,757	$31	$(3)	$59,785

At June 30, 2012, marketable securities consisted of investments that mature within one year with the exception of treasury notes with a fair value of $10,207, which have maturities within two years.

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

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(amounts in thousands, except share and per share amounts)

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Unobservable inputs are developed based on the best information available, which might include the Company’s own data.

Effective January 1, 2012, the Company adopted new guidance applicable to fair value measurements. This accounting guidance clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. Adoption of the new guidance did not have an effect on the Company’s consolidated financial statements.

During the three and six months ended June 30, 2012 and 2011, there were no transfers between Level 1, Level 2 and Level 3.

The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements at June 30, 2012 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market instruments	$4,158	$—	$—	$4,158
U.S. Treasury notes	23,219	—	—	23,219
Corporate and Agency bonds	—	35,566	—	35,566
Certificates of deposit	—	1,000	—	1,000
Commercial paper	—	—	—	—

Total Financial Assets	$27,377	$36,566	$—	$63,943

Financial Liabilities:
Contingent consideration liability associated with acquisition of SinglePlatform, Corp.	$—	$—	$12,152	$12,152

Total Financial Liabilities	$—	$—	$12,152	$12,152

	Fair Value Measurements at December 31, 2011 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market instruments	$12,778	$—	$—	$12,778
U.S. Treasury notes	32,086	—	—	32,086
Corporate and Agency bonds	—	55,440	—	55,440
Certificates of deposit	—	999	—	999
Commercial paper	—	1,998	—	1,998

Total	$44,864	$58,437	$—	$103,301

The Company has revised its classification of certain marketable securities with a fair value of $58,437 as of December 31, 2011, from Level 1 measurements to Level 2 measurements to reflect the inputs used to price these securities as described above. The Company has concluded that this misclassification is immaterial to the Company’s financial statements for all prior periods presented.

Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes for the contingent consideration. The Company will assess these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates will be recognized within the consolidated statements of operations.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(amounts in thousands, except share and per share amounts)

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

Liability	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Contingent consideration	$12,152	Income approach— discounted cash flow	Revenue earn-out—probability of low case (scenario) for total revenue.	7.5%
			Revenue earn-out—probability of base case (scenario) for total revenue.	30%
			Revenue earn-out—probability of target case (scenario) for total revenue.	62.5%
			Discount rate for revenue earn-out	5.3%

The significant unobservable inputs used in the fair value measurement of contingent consideration are the probabilities of successful achievement of the targeted revenues, the six month periods in which the revenues are expected to be achieved and the discount rate. Increases or decreases in any of the probabilities of success would result in a higher or lower fair value measurement, respectively. Increases or decreases in the actual achievement of milestones in the relevant period as compared to the estimated achievement would result in a higher or lower fair value measurement, respectively.

Changes in the fair value of Level 3 contingent consideration liability associated with acquisition were as follows:

Contingent Consideration
Balance at December 31, 2011	$—
Acquisition of SinglePlatform, Corp.	12,152

Balance at June 30, 2012	$12,152

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

The following is a summary of the shares used in computing diluted net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Weighted average shares used in calculating basic net income (loss) per share	30,380	29,497	30,275	29,404
Stock options	—	1,230	—	—
Warrants	—	1	—	—
Unvested restricted stock and restricted stock units	—	42	—	—

Shares used in computing diluted net income (loss) per share	30,380	30,770	30,275	29,404

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(amounts in thousands, except share and per share amounts)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share because they had an anti-dilutive impact either because the proceeds under the treasury stock method were in excess of the average fair market value for the period or because the Company had a net loss in the period:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
		(In thousands)
Options to purchase common stock	5,098	1,477	5,023	3,630
Warrants to purchase common stock	1	—	1	1
Unvested restricted stock and restricted stock units	388	—	350	205

Total options and warrants exercisable into common stock, restricted stock units issuable in common stock and restricted stock	5,487	1,477	5,374	3,836

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

3. Acquisitions

Bantam Networks

On February 15, 2011, the Company acquired substantially all of the assets, excluding cash, of Bantam Networks, LLC (“Bantam Networks”) for a cash purchase price of $15,000. Bantam Networks was a contact management and social customer relationship management (“CRM”) software provider. The Company purchased the assets of Bantam Networks in order to expand the CRM functionality of its products.

The Company allocated the purchase price as follows:

Developed technology	$1,800
Goodwill	13,200

Total assets acquired	$15,000

The developed technology was valued using the cost to replace method. The estimated economic life of the developed technology is three years and amortization will commence once the software is ready for its intended use.

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to Bantam Networks’ knowledge of CRM and expertise in working with contact management software. Goodwill from the Bantam Networks acquisition is included within the Company’s one reporting unit and is included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the acquisition of Bantam Networks is deductible for tax purposes.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(amounts in thousands, except share and per share amounts)

The following table presents the pro forma results of the historical condensed consolidated statements of operations of the Company and Bantam Networks for the three month period ended June 30, 2011, giving effect to the merger as if it occurred on January 1, 2010:

Six months ended June 30,
2011
Pro forma revenue	$102,542
Pro forma net loss	$(696)

The pro forma net loss presented primarily includes adjustments for revenue, amortization, interest income and income taxes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

CardStar

On January 13, 2012, the Company acquired by merger all of the outstanding capital stock of CardStar, Inc. (“CardStar”) for a cash purchase price of $5,750. CardStar is a leading developer of mobile applications that extend the use of loyalty cards and mobile coupons among consumers. The Company purchased CardStar in order to accelerate its entrance into the mobile marketing and loyalty space.

The Company allocated the purchase price as follows:

Developed technology	$624
Net deferred tax assets	553
Goodwill	4,573

Total assets acquired	$5,750

The developed technology was valued using the cost to replace method and has an estimated economic life of three years.

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to CardStar’s knowledge of mobile applications and coupons and loyalty cards. Goodwill from the CardStar acquisition is included within the Company’s one reporting unit and will be included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the acquisition of CardStar is not deductible for tax purposes.

Single Platform

On June 12, 2012, the Company acquired by merger all of the outstanding capital stock of SinglePlatform. SinglePlatform provides small businesses a single place to update their business information and delivers that information across its publishing network. The Company purchased SinglePlatform in order to expand its product offerings and allow its customers to engage their customers earlier in the customer lifecycle. The total preliminary purchase price of $75,200 consisted of a cash payment of $63,048, subject to certain adjustments, and $12,152 representing the fair value of contingent consideration of up to $30,000 payable upon achievement of certain revenue targets over the next two years. The cash payment may be adjusted for certain working capital adjustments which are identified by the Company within 90 days of the acquisition date. These adjustments, if any, will affect the final amount of the purchase price and the allocation of that purchase price to the working capital accounts. The Company expects to finalize the purchase price and allocations in the period ending September 30, 2012. The former shareholders of SinglePlatform are eligible to receive consideration of up to $30,000, which is contingent on the fulfillment of certain revenue targets within the period from July 1, 2012 to June 30, 2014, measured in six month intervals. If such conditions are achieved, the consideration is payable in cash. Using a discounted cash flow method and a probability weighted estimate of future revenue, the Company recorded an estimated liability of $12,152 as of the acquisition date. The estimated undiscounted range of outcomes for the contingent consideration is $0 to $21,095. The Company will continue to assess the probability that the revenue targets will be met and at what level, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. There was no change to the acquisition date amount recognized or any changes in the range of outcomes or assumptions used to develop the fair value as of June 30, 2012.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(amounts in thousands, except share and per share amounts)

The following table summarizes the preliminary purchase price for SinglePlatform and the preliminary allocation of the purchase price:

Purchase consideration:
Total cash paid, net of cash acquired	$62,737
Cash acquired	311
Fair value of contingent consideration	12,152

Total purchase price consideration	$75,200

Assets acquired and liabilities assumed:
Cash	$311
Accounts receivable	48
Prepaid expenses and other current assets	60
Property and equipment	14
Identifiable intangible assets	4,760
Other assets	91
Net deferred tax assets	72
Goodwill	71,997

Total assets acquired	77,353

Accounts payable, accrued expenses and other current liabilities	(1,543)
Deferred revenue	(610)

Total liabilities assumed	(2,153)

Total allocation of purchase price consideration	$75,200

The following table presents the estimated fair values and useful lives of identifiable intangible assets acquired:

	Amount	Weighted Average Useful Life
		(in years)
Developed technology	$850	3
Customer relationships	2,630	3.75
Publisher relationships	710	5
Trade name	570	5

Total identifiable intangible assets	$4,760	3.95

The developed technology and the customer and publisher relationships were valued using the cost to replace method. The trade name was valued using the relief from royalty method.

Goodwill was recognized for the excess purchase price over the fair value of the net assets acquired. Goodwill is primarily attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of being able to market SinglePlatform’s product to the Company’s customer base and being able to market the Company’s products to SinglePlatform’s customer base. Goodwill from the SinglePlatform acquisition is included within the Company’s one reporting unit and will be included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the acquisition of SinglePlatform is not deductible for tax purposes.

The following table presents the pro forma results of the historical condensed consolidated statements of operations of the Company and SinglePlatform for the three and six month periods ended June 30, 2012 and 2011, giving effect to the merger as if it occurred on January 1, 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Pro forma revenue	$62,326	52,620	$122,474	$102,714
Pro forma net loss (income)	$(1,048)	757	(1,826)	$(1,588)

The pro forma net loss (income) presented primarily includes adjustments for amortization, elimination of transaction costs, interest income and income taxes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(amounts in thousands, except share and per share amounts)

Transactions costs related to the acquisitions were $574 and $722 for the three and six months ended June 30, 2012, respectively, and $63 and $264 for the three and six months ended June 30, 2011, respectively, which the Company recorded as general and administrative expense. The operating expenses of the acquired entities have been included in the consolidated financial statements beginning on their respective acquisition dates but have not been disclosed as the Company does not account for the results of the acquired entities separate from its own results. The operations of CardStar prior to the acquisition were not material to the consolidated results of the Company.

4. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $18,935 as of December 31, 2011. The change in the carrying amount of goodwill for the six months ended June 30, 2012 was as follows:

Balance as of December 31, 2011	$18,935
Goodwill related to the acquisition of CardStar, Inc.	4,573
Goodwill related to the acquisition of SinglePlatform, Corp.	71,997

Balance as of June 30, 2012	$95,505

Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired.

Intangible assets consist of the following:

		June 30, 2012			December 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 years	$4,357	797	$3,560	2,883	$513	$2,370
Customer relationships	3.75 years	3,315	160	3,155	685	9	676
Publisher relationships	5 years	710	12	698	—	—	—
Trade name	5 years	570	9	561	—	—	—

		$8,952	$978	$7,974	$3,568	$522	$3,046

The Company amortizes the intangible assets over the estimated useful lives noted above. For the developed technology and publisher relationship assets, as the pattern of consumption of the economic benefits of the intangible assets cannot be reliably determined, the Company amortizes these acquired intangible assets over their estimated useful lives on a straight-line basis. The Company also amortizes the trade name asset over its estimated useful life on a straight-line basis as the straight-line basis is not materially different than the pattern of consumption of economic benefit basis. Customer relationships are amortized over their useful life based on the pattern of consumption of economic benefit of the asset. Amortization commences once the asset has been placed in service.

Amortization expense for intangible assets was $292 and $81 for the three months ended June 30, 2012 and 2011, respectively. Amortization expense for intangible assets was $456 and $161 for the six months ended June 30, 2012 and 2011, respectively. Amortization of developed technology and publisher relationships is recorded within cost of revenue and the amortization of customer relationships and trade name is recorded within sales and marketing expense. Future estimated amortization expense for assets placed in service as of June 30, 2012 is as follows:

Remainder of 2012	$1,216
2013	1,953
2014	1,596
2015	983
2016	320
2017	106

Total	$6,174

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(amounts in thousands, except share and per share amounts)

Amortization of developed technology totaling $1,800 as of June 30, 2012 has not yet commenced as the software is not yet ready for its intended use.

5. Stock-Based Awards

Stock Incentive Plan

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards with a maximum term of seven years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company reserved 4,200,000 shares of its common stock for issuance under the 2011 Plan. Additionally, per the terms of the 2011 Plan, shares of common stock previously reserved for issuance under the 2007 Stock Incentive Plan as well as shares reserved for outstanding awards under the 1999 Stock Option/Stock Issuance Plan for which the awards are cancelled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the 2011 Plan. Awards that are granted with a per share or per unit purchase price less than 100% of fair market value as of the date of grant (e.g., restricted stock and restricted stock unit awards) shall count towards the total number of shares reserved for issuance under the 2011 Plan on a two-for-one basis. As of June 30, 2012, 2,809,657 shares of common stock were available for issuance under the 2011 Plan.

Inducement Award Plan

In June 2012, the Compensation Committee of the Board of Directors adopted the Constant Contact, Inc. 2012 Inducement Award Plan (the “2012 Inducement Plan”). The 2012 Inducement Plan provides for the grant of nonstatutory stock options and restricted stock unit awards as an inducement to an individual’s entering into employment with Constant Contact or in connection with an acquisition. The Company may issue up to an aggregate of 257,780 shares of common stock pursuant to the 2012 Inducement Plan, subject to adjustment in the event of stock splits and other similar events. Shares issued under the 2012 Inducement Plan may consist in whole or in part of authorized but unissued shares or may be issued shares that the Company has reacquired (provided that open market purchases of shares using the proceeds from the exercise of awards do not increase the number of shares available for future grants). Options granted under the 2012 Inducement Plan must be granted at an exercise price that is not less than 100% of the fair market value of the common stock on the date of grant and may not be granted for a term in excess of seven years.

If an award granted under the 2012 Inducement Plan expires or is terminated, surrendered or canceled without having been fully exercised or is forfeited in whole or in part (including as the result of shares of common stock subject to such award being repurchased by the Company) or otherwise results in any common stock not being issued, the unused common stock covered by such award will become available for issuance pursuant to a new award under the 2012 Inducement Plan. As of June 30, 2012, there were no shares of common stock available for issuance under the 2012 Inducement Plan.

Stock Purchase Plan

The Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), became effective upon the completion of the Company’s initial public offering. Six-month offering periods begin on January 1 and July 1 of each year, during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price for offerings is equal to 85% of the closing market price of the Company’s common stock on the last day of the offering period. The first offering period of 2012 began on January 1, 2012 and was completed on June 30, 2012. The second offering period of 2012 began on July 1, 2012 and will be completed on December 31, 2012. As of June 30, 2012, 153,383 shares of common stock were available for issuance to participating employees under the Purchase Plan.

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

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(amounts in thousands, except share and per share amounts)

The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cost of revenue	$450	$422	$829	$733
Research and development	851	866	1,823	1,529
Sales and marketing	996	824	1,671	1,456
General and administrative	1,479	1,130	2,752	2,133

	$3,776	$3,242	$7,075	$5,851

The Company capitalized $219 and $164 of stock-based compensation related to the development of internal use software for the three months ended June 30, 2012 and 2011, respectively, and $443 and $271 of stock-based compensation related to the development of internal use software for the six months ended June 30, 2012 and 2011, respectively.

6. Income Taxes

For the three and six months ended June 30, 2012, the Company recorded an income tax expense of $118 and an income tax benefit of $443, respectively. For the three and six months ended June 30, 2011, the Company recorded an income tax expense of $133 and an income tax benefit of $53, respectively. Income tax is related to federal, state, and to a lesser extent, foreign tax obligations. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions. For the three and six months ended June 30, 2012, the Company’s effective tax rate varied from the statutory tax rate primarily due to the book expense related to incentive stock options, which is non-deductable for tax purposes, offset by state research and development credits that reduced the Company’s tax benefit and by non-deductable transaction expenses incurred by the Company that were treated as a discrete item and reduced the Company’s tax benefit.

During 2011 the Company had recorded a full valuation allowance against its net deferred tax assets which was released in the fourth quarter of 2011. For the three and six months ended June 30, 2011, the Company’s income tax benefit consisted of a current income tax expense of $54 and a current income tax benefit of $211, respectively, and a deferred income tax expense of $79 and $158, respectively. The current income tax expense/benefit recorded related to the Company’s net income/loss for the period multiplied by its estimated annual effective tax rate for 2011. The deferred income tax expense related to the amortization for tax purposes of goodwill from the acquisition of Bantam Networks.

The Company had net deferred tax assets of $13,827 at December 31, 2011, which increased to $15,084 at June 30, 2012, primarily as a result of the income tax benefit recorded for the six months ended June 30, 2012 and the net deferred tax assets relating to Cardstar net operating loss carryforwards recorded at the time of the Cardstar acquisition.

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2012 or December 31, 2011. As of June 30, 2012 and December 31, 2011, the Company had no accrued interest or tax penalties recorded.

7. Accrued Expenses and Other Long-Term Liabilities

The following table presents the components of selected balance sheet items as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Accrued expenses:
Payroll and payroll related	$4,755	$3,148
Licensed software and maintenance	1,197	1,197
Marketing programs	1,123	2,079
Contingent consideration liability associated with acquisition of SinglePlatform, Corp.	6,267	—
Other accrued expenses	4,397	4,091

Total accrued expenses	$17,739	$10,515

Other long-term liabilities:
Accrued rent	$2,013	$2,052
Contingent consideration liability associated with acquisition of SinglePlatform, Corp.	5,885	—

Total other long-term liabilities	$7,898	$2,052

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(amounts in thousands, except share and per share amounts)

8. Commitments and Contingencies

Office Leases

In May 2009, the Company entered into a lease for its headquarters space in Waltham, Massachusetts (the “Lease”). The Lease, effective through September 30, 2015 with one five-year extension option, includes space under a lease that existed at that time as well as additional space that has been made available to the Company at various points during the term of the Lease. The Lease also includes payment escalations and rent holidays. Under the Lease, the landlord is responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. If the landlord and the Company mutually agree to make improvements that cost in excess of the agreed upon landlord cost, the landlord bills that excess cost to the Company as additional rent. This additional rent is included in the net calculation of lease incentives, so that rent expense per square foot is recognized on a straight-line basis over the remaining term of occupancy. The Company has amended the Lease twice to add a small amount of additional space. All other terms and conditions of these amendments, inclusive of the landlord’s obligations to make certain improvements, are consistent with the Lease.

The Company leases a sales and support office in Colorado under a lease agreement effective through April 2019 with three three-year extension options. The agreement contains certain lease incentives and payment escalations. The Company also leases small amounts of general office space in Florida, New York, California and the United Kingdom under lease agreements that expire at various dates through 2017.

Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy.

At June 30, 2012, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $1,042 at June 30, 2012, of which $416 was included in prepaid expenses and other current assets and $626 was included in other assets. The accrued rent balance was $2,172 at June 30, 2012, of which $269 was included in accrued expenses and $1,903 was included in other long-term liabilities. At December 31, 2011, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $1,192 at December 31, 2011, of which $429 was included in prepaid expenses and other current assets and $763 was included in other assets. The accrued rent balance was $2,292 at December 31, 2011, of which $264 was included in accrued expenses and $2,028 was included in other long-term liabilities.

Total rent expense under office leases was $1,652 and $3,165 for the three and six months ended June 30, 2012, respectively, and $1,523 and $3,000 for the three and six months ended June 30, 2011, respectively.

As of June 30, 2012, future minimum lease payments under noncancelable office leases are as follows:

Remainder of 2012	$3,042
2013	6,324
2014	6,361
2015	5,204
2016	1,587
Thereafter	2,557

Total	$25,075

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(amounts in thousands, except share and per share amounts)

Third-Party Hosting Agreements

The Company has agreements with two affiliated vendors to provide specialized space and equipment and related services from which the Company hosts its software applications.

Payment escalations and rent holidays specified in these agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. At June 30, 2012, the Company had prepaid rent of $983, which was included in other assets and accrued rent of $110 which was included in other long-term liabilities.

Total rent expense under hosting agreements was $994 and $1,900 for the three and six months ended June 30, 2012, respectively, and $884 and $1,741 for the three and six months ended June 30, 2011, respectively.

The agreements include payment commitments that expire at various dates through mid-2017. As of June 30, 2012, future minimum payments under the agreements are as follows:

Remainder of 2012	$2,341
2013	3,841
2014	3,624
2015	3,734
2016	3,845
Thereafter	775

Total	$18,160

Vendor Commitments

As of June 30, 2012, the Company had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling $19,257 related primarily to marketing programs and other non-marketing goods and services to be delivered over the next twelve months.

Letters of Credit and Restricted Cash

As of June 30, 2012 and December 31, 2011, the Company maintained a letter of credit totaling $750 for the benefit of the landlord of the Company’s corporate headquarters lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $750 as of June 30, 2012 and December 31, 2011, respectively, to secure the letter of credit. This amount was classified as restricted cash in the balance sheet at June 30, 2012 and December 31, 2011.

Contingent Consideration

The former shareholders of SinglePlatform are eligible to receive consideration of up to $30,000, which is contingent on the fulfillment of certain revenue targets within the period from July 1, 2012 to June 30, 2014, measured in six month intervals. If such conditions are achieved, the consideration is payable in cash. As of June 30, 2012, the Company had accrued $12,152, representing the fair value of the contingent consideration liability, of which $6,267 was included in accrued expenses and $5,885 was included in other long-term liabilities.

Indemnification Obligations

The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of June 30, 2012, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

Legal Matters

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, in its opinion, would have a material adverse effect on the Company’s business, results of operations or financial condition.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Through June 30, 2012 and 2011, the Company made matching contributions of $1,197 and $955 for the plan years ended December 31, 2012 and 2011, respectively.

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

We have grown rapidly since launching our first on-demand product in 2000. We ended the first half of 2012 with approximately 525,000 unique paying customers, excluding customers from our wholly owned subsidiary, SinglePlatform, Corp., or SinglePlatform, and had revenue for the first half of 2012 of $122 million.

Our business strategy focuses on expanding beyond email marketing to support a multi-product strategy to drive high customer lifetime value through gains in average revenue per customer, retention and gross margin. We believe increasing our customer’s lifetime value will be a key contributor to our continued success. To drive lifetime value we will continue to invest in acquiring new customers, cross-selling our products to our large and growing customer base, driving increased product usage by our customers and improving customer retention rates. We will continue to invest in broadening our platform of engagement marketing solutions, which we believe will better help our customers create and grow their customer and member relationships. We have made numerous investments over the past six months to drive future growth, including:

•

We launched Social CampaignsTM in January 2012. Social Campaigns allows users to create, publish, promote and run campaigns on Facebook® that offer promotions or content targeted toward those who “Like” them and to incent others to “Like” and share them. Social Campaigns can be published to a customer’s email list, to existing Facebook fans, on LinkedIn® and to Twitter® followers.

•

In January 2012, we acquired CardStar, Inc., or CardStar, a leading developer of mobile applications that extend the use of loyalty cards and mobile coupons among consumers. The CardStar application consolidates membership and rewards cards on smartphones, letting consumers use a single application rather than a series of physical cards. Merchants can track purchase behavior to reward loyalty, simply and easily. We will continue to operate CardStar’s free mobile loyalty application, which currently has over two million active users, and which is available on major mobile platforms, including iPhone®, Android™, and Blackberry®. See also Note 3, Acquisitions, of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

•

In February 2012, we launched SaveLocalTM to our existing customers. SaveLocal, which is a new online tool that helps small businesses run local deals, gives merchants control of the deal and allows small businesses to incentivize social sharing to attract qualified new customers, and drive repeat business at an affordable price. In June 2012, we began offering SaveLocal to the broader market.

•

In June 2012, we acquired SinglePlatform, a company that helps small businesses get discovered through web and mobile searches by providing a single place to update important business information. SinglePlatform enables businesses to reach more than 200 million consumers across its extensive publishing network, which includes network sites such as Foursquare, New York Times, YP and Urbanspoon. See also Note 3, Acquisitions, of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Key Financial and Operating Metrics

In connection with the ongoing operation of our business, our management regularly reviews key financial and operating metrics. Given our growth strategy, we pay particular attention to customer life-time value, customer acquisition metrics, number of products per customer and average revenue per customer. We also consider other financial and operating metrics such as revenue, gross margin, expenses, trialer growth, customer attrition, customer satisfaction rates, success in cross selling and growing customer list sizes, average speed of answer for customer support calls, email deliverability rates and capital expenditures, among others. Management considers these financial and operating metrics critical to understanding and improving our business, reviewing our historical performance, benchmarking our performance versus other companies and identifying current and future trends, and for planning purposes.

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

Certain Trends and Uncertainties

The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary should be considered along with the factors set forth under Part II. Item 1A —”Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

•

In connection with our acquisition of SinglePlatform, we incurred an obligation to the former shareholders of SinglePlatform to pay additional cash consideration of up to $30.0 million, contingent on the fulfillment of certain revenue targets over the next two years, measured in six month intervals. Based on certain assumptions and estimates, we recorded an estimated liability of $12.2 million as of the acquisition date, which did not change as of June 30, 2012. We will assess these assumptions and estimates on a quarterly basis. Changes in the estimated liability related to updated assumptions and estimates and to the actual revenue achievement will be recognized within the consolidated statements of operations. If our assumptions and estimates change significantly or if actual revenue achievement is significantly different than our estimates, our results of operations and cash flows could be materially affected. See also Note 3, Acquisitions, of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, our operating results could be adversely impacted if we fail to successfully integrate SinglePlatform, if we fail to continue to successfully sell SinglePlatform’s product or if the acquisition significantly disrupts our ongoing operations.

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

We also generate a small amount of revenue from ancillary services related to our products, which primarily consist of custom services and training through our experts program. Revenue generated from professional services and training accounted for approximately 1% of gross revenue through the first half of 2012 and 2011. In February 2012, we launched our SaveLocal product for which we charge a fee based on the number of deals sold by our customers. We have not yet generated significant revenue from this product. On June 12, 2012,we acquired SinglePlatform. We will continue to sell SinglePlatform’s subscription-based product. Our financial results for the second quarter of 2012 did not reflect significant revenue from SinglePlatform.

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

Research and Development. Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on improving ease of use, functionality and technological scalability of our existing products as well as on the development of new product offerings. We primarily expense research and development costs. However, direct development costs related to software enhancements that add functionality are capitalized and amortized over their useful life. We expect that in 2012 our research and development expenses will increase both in absolute dollars and as a percentage of revenue due to our expanded investment in our product roadmap, inclusive of our investment in SinglePlatform. Over the longer term we expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue as we expect to grow our revenue at a faster rate.

Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees and the portion of customer support costs that relate to assisting trial customers. Advertising costs consist primarily of pay-per-click advertising with search engines, other online and offline advertising media, including television and radio, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships and event costs. In order to continue to grow our business and brand and category awareness, inclusive of our investments in the SinglePlatform business, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect sales and marketing expenses will increase in absolute dollars, but over time decrease as a percentage of revenue as we expect to grow our revenue at a faster rate.

General and Administrative. General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology support, finance and accounting personnel, professional fees, board compensation and expenses, certain taxes and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the anticipated growth of our business, inclusive of our acquisitions, and incur costs related to operating as a public company. Therefore, we expect that our general and administrative expenses will increase in absolute dollars, but over time decline slightly as a percentage of revenue as we expect to grow our revenue at a faster rate.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our significant accounting policies, which are described in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC, the following accounting policies involve the most judgment and complexity:

•	Revenue recognition;

•	Income taxes;

•	Goodwill and acquired intangible assets;

•	Fair value of financial instruments;

•	Software and website development costs; and

•	Stock-based compensation.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

There have been no material changes in our critical accounting policies since December 31, 2011, except with respect to the addition to our revenue recognition policy to accommodate our new SaveLocal product, which is described in “Sources of Revenue” above and which policy is described in more detail in Note 2, Summary of Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q. For further information please see the discussion of critical accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

Results of Operations

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

Revenue

	Three Months Ended June 30,
	2012	2011	Change
	(Dollars in thousands)
Revenue	$62,072	$52,527	18%

Revenue increased by $9.5 million from 2011 to 2012. The increase resulted primarily from an approximately 12% increase in the number of average monthly customers and an approximately 6% increase in average revenue per customer. The increase in average revenue per customer was due to an increase in average customer list size and from add-ons to our email marketing product and an increase in pricing for our event marketing product. We expect our average revenue per customer to increase over time.

Cost of Revenue

	Three Months Ended June 30,
	2012	2011	Change
	(Dollars in thousands)
Cost of revenue	$18,434	$15,233	21%
Percent of revenue	30%	29%

Cost of revenue increased by $3.2 million from 2011 to 2012. The increase resulted primarily from increased customer support personnel costs of $1.5 million to support our customer growth and increased personnel costs of $428,000 in our operations group to manage our infrastructure. Depreciation, hosting and maintenance costs increased by $1.2 million as a result of scaling and adding capacity to our hosting infrastructure inclusive of the effects of transitioning to a new datacenter in California in 2011.

Research and Development

	Three Months Ended June 30
	2012	2011	Change
	(Dollars in thousands)
Research and development	$9,804	$7,549	30%
Percent of revenue	16%	14%

Research and development expenses increased by $2.3 million from 2011 to 2012. The increase was due primarily to additional personnel related costs as a result of our continued hiring of research and development employees as well as an increase in consulting expense incurred, both to further develop and enhance our products.

Sales and Marketing

	Three Months Ended June 30,
	2012	2011	Change
	(Dollars in thousands)
Sales and marketing	$25,836	$22,515	15%
Percent of revenue	42%	43%

Sales and marketing expenses increased by $3.3 million from 2011 to 2012. The increase in absolute dollars consisted in large part of increased personnel related costs of $2.5 million primarily as a result of adding employees related to customer acquisition, cross-selling to our customer base and enabling increased usage and better retention. Partner referral fees increased by $556,000 as the number of new customers generated from our partners increased.

General and Administrative

	Three Months Ended June 30
	2012	2011	Change
	(Dollars in thousands)
General and administrative	$8,404	$5,918	42%
Percent of revenue	14%	11%

General and administrative expenses increased by $2.5 million from 2011 to 2012. The increase was due primarily to additional personnel related costs of $1.5 million largely as a result of increasing the number of general and administrative employees to support our overall growth. We also incurred an increase of approximately $1.0 million in consulting and professional services fees. Approximately $511,000 of this increase consisted of transaction costs associated with our acquisition of SinglePlatform in June 2012 and the remainder of the increase was associated with the growth of our business. We incurred $574,000 of transactions costs in the three months ended June 30, 2012 as compared to $63,000 in the second quarter of 2011.

Interest income and other income (expense), net

	Three Months Ended June 30,
	2012	2011	Change
	(Dollars in thousands)
Interest income and other income (expense) net	$62	$95	(35)%

Interest income and other income (expense), net decreased by $33,000 from 2011 to 2012 due primarily to a decrease in interest earned on our investment portfolio.

Income Taxes

For the three months ended June 30, 2012, we recorded an income tax expense of $118,000. For the three months ended June 30, 2011, we recorded an income tax expense of $133,000. Income tax is related to federal, state, and to a lesser extent, foreign tax obligations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions. For the three months ended June 30, 2012, our effective tax rate varied from the statutory tax rate primarily due to the book expense related to incentive stock options, which is non-deductable for tax purposes, offset by state research and development credits that reduced our tax benefit and by non-deductable transaction expenses we incurred that were treated as a discrete item and reduced our tax benefit.

During 2011, we had recorded a full valuation allowance against our net deferred tax assets, which allowance was released in the fourth quarter of 2011. For the three months ended June 30, 2011, our income tax expense consisted of a current income tax expense of $54,000 and a deferred income tax expense of $79,000. The current income tax expense recorded related to our net income for the period multiplied by our estimated annual effective tax rate for 2011. The deferred income tax expense related to the amortization for tax purposes of goodwill from the acquisition of Bantam Networks.

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

Revenue

	Six Months Ended June 30,
	2012	2011	Change
	(Dollars in thousands)
Revenue	$122,010	$102,542	19%

Revenue increased by $19.5 million from 2011 to 2012. The increase resulted primarily from an approximately 13% increase in the number of average monthly customers and an approximately 6% increase in average revenue per customer. The increase in average revenue per customer was due to an increase in average customer list size and from add-ons to our email marketing product and an increase in pricing for our event marketing product. We expect our average revenue per customer to increase over time.

Cost of Revenue

	Six Months Ended June 30,
	2012	2011	Change
	(Dollars in thousands)
Cost of revenue	$36,033	$29,916	20%
Percent of revenue	30%	29%

Cost of revenue increased by $6.1 million from 2011 to 2012. The increase resulted primarily from increased customer support personnel costs of $3.1 million to support our customer growth and increased personnel costs of $615,000 in our operations group to manage our infrastructure. Depreciation, hosting and maintenance costs increased by $1.8 million as a result of scaling and adding capacity to our hosting infrastructure inclusive of the effects of transitioning to a new datacenter in California in 2011.

Research and Development

	Six Months Ended June 30
	2012	2011	Change
	(Dollars in thousands)
Research and development	$19,275	$14,987	29%
Percent of revenue	16%	15%

Research and development expenses increased by $4.3 million from 2011 to 2012. The increase was due primarily to additional personnel related costs as a result of our continued hiring of research and development employees as well as an increase in consulting expense incurred, both to further develop and enhance our products.

Sales and Marketing

	Six Months Ended June 30,
	2012	2011	Change
	(Dollars in thousands)
Sales and marketing	$51,554	$46,749	10%
Percent of revenue	42%	46%

Sales and marketing expenses increased by $4.8 million from 2011 to 2012. The increase in absolute dollars consisted in large part of increased personnel related costs of $5.0 million primarily as a result of adding employees related to customer acquisition, cross-selling to our customer base and enabling increased usage and better retention. Partner referral fees increased by $1.1 million as the number of new customers generated from our partners increased. These increases were partially offset by a decrease of $2.2 million of advertising and promotional expenditures due primarily to a change in the mix and timing of advertising campaigns.

General and Administrative

	Six Months Ended June 30
	2012	2011	Change
	(Dollars in thousands)
General and administrative	$15,968	$11,696	37%
Percent of revenue	13%	11%

General and administrative expenses increased by $4.3 million from 2011 to 2012. The increase was due primarily to additional personnel related costs of $3.1 million largely as a result of increasing the number of general and administrative employees to support our overall growth. We also incurred an increase of approximately $1.3 million in consulting and professional services fees. Approximately $458,000 of this increase consisted of transaction costs associated with our acquisitions and the remainder of the increase was associated with the growth of our business. We incurred $722,000 of transactions costs in the six months ended June 30, 2012 as compared to $264,000 in the first half of 2011.

Interest income and other income (expense), net

	Six Months Ended June 30,
	2012	2011	Change
	(Dollars in thousands)
Interest income and other income (expense) net	$133	$184	(28)%

Interest income and other income (expense), net decreased by $51,000 from 2011 to 2012 due primarily to a decrease in interest earned on our investment portfolio.

Income Taxes

For the six months ended June 30, 2012, we recorded an income tax benefit of $443,000. For the six months ended June 30, 2011, we recorded an income tax benefit of $53,000. Income tax is related to federal, state, and to a lesser extent, foreign tax obligations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions. For the six months ended June 30, 2012, our effective tax rate varied from the statutory tax rate primarily due to the book expense related to incentive stock options, which is non-deductable for tax purposes, partially offset by state research and development credits that reduced our tax benefit and by non-deductable transaction expenses we incurred that were treated as a discrete item and reduced our tax benefit.

During 2011, we had recorded a full valuation allowance against our net deferred tax assets, which allowance was released in the fourth quarter of 2011. Our income tax benefit in the six months ended June 30, 2011 consisted of a current income tax benefit of $211,000 and a deferred income tax expense $158,000. The current income tax benefit recorded related to our net loss for the period multiplied by our estimated annual effective tax rate for 2011. The deferred income tax expense related to the amortization for tax purposes of goodwill from the acquisition of Bantam Networks.

Liquidity and Capital Resources

During the first half of 2012 and 2011, we funded our operations with cash flows generated from operations. At June 30, 2012, our principal sources of liquidity were cash and cash equivalents and marketable securities of $81.1 million.

Net cash provided by operating activities was $16.1 million and $16.6 million for the six months ended June 30, 2012 and 2011, respectively. The slight decrease in cash provided by operations in 2012 was due primarily to an increase in cash used by working capital accounts and in increase in deferred tax assets partially offset by a lower net loss in the first half of 2012 as compared the first half of 2011 and an increases in the add-backs of non-cash expense items such as depreciation and amortization and stock-based compensation expense. Cash provided by operating activities has historically been affected by the amount of net income (loss), growth in prepaid subscriptions, changes in working capital accounts and the timing of rent payment and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards as well as changes in deferred taxes.

Net cash used in investing activities was $48.7 million in the six months ended June 30, 2012 as compared to net cash used in investing activities of $26.7 million for the six months ended June 30, 2011. Net cash used in investing activities in the first six months of 2012 consisted primarily of cash paid to purchase SinglePlatform, CardStar and to acquire property and equipment partially offset by net cash provided by marketable securities transactions. In January 2012, we completed the acquisition of CardStar for $5.8 million. In June 2012, we completed the acquisition of SinglePlatform for a cash payment of $62.7 million (net of cash acquired). Net cash used in investing activities in the first half of 2011 consisted primarily of cash paid to purchase substantially all of the assets of Bantam Networks, LLC and to acquire property and equipment as well as net cash used by marketable securities transactions. In February 2011, we completed the acquisition of substantially all of the assets of Bantam Networks, LLC, excluding cash, for $15.0 million. Acquisition of property and equipment of $10.6 million and $8.8 million in the six month periods ended June 30, 2012 and 2011, respectively, consisted of the purchase of computer equipment for our operations and employees, furniture and leasehold improvements and the capitalization of certain software development costs. In 2011, we transitioned to a new third-party hosting facility in California and made capital expenditures in 2011 for equipment to be used in the new facility. We made additional capital expenditures during 2012 to increase capacity of our operational equipment. We increased the amount of space we occupied under our corporate headquarters lease in 2010 and acquired property and equipment to outfit the additional space in 2011. We also acquired property and equipment to accommodate growth in our sales and support office in Colorado in 2012. During the six months ended June 30, 2012 and 2011, we capitalized $3.2 million and $1.9 million, respectively, of costs associated with the development of internal use software.

Net cash provided by financing activities was $4.3 million and $2.7 million for the six months ended June 30, 2012 and 2011, respectively. Net cash provided by financing activities in the first half of both 2012 and 2011 consisted of proceeds from stock issued pursuant to the exercise of stock options and to the employee stock purchase plan as well as the income tax benefit from the exercise of stock options in the first half of 2012 only.

As of December 31, 2011, we had federal and state net operating loss carry-forwards of $48.2 million and $2.5 million, respectively, which we intend to use to the extent available, to offset payments of future federal and state income tax liabilities. If unused, our net operating loss carry-forwards expire at various dates through 2031 for federal and 2016 for state income tax purposes.

Contractual Obligations

We lease our headquarters under an operating lease that is effective through September 2015 with one five-year extension option. We lease office space in Colorado for a sales and support office under an operating lease that expires in April 2019 with three three-year extension options. We also lease small amounts of general office space in Florida, New York, California and the United Kingdom under lease agreements that expire at various dates through 2017.

We have agreements with two affiliated vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through mid-2017.

As of June 30, 2012 we have a contingent consideration obligation to the former shareholders of SinglePlatform under which we are obligated to pay cash consideration of up to $30.0 million, which is contingent on the fulfillment by SinglePlatform of certain revenue targets within the period from July 1, 2012 to June 30, 2014, measured in six month intervals. Using a discounted cash flow method and a probability weighted estimate of future revenue, we recorded an estimated liability of $12.2 million (a level 3 fair value measurement) as of June 30, 2012. We estimate the undiscounted range of pay-out outcomes for the contingent consideration to be $0 to $21.1 million. The significant unobservable inputs used in the fair value measurement of contingent consideration are the probabilities of successful achievement of the targeted revenues and the discount rate. We expect to pay $13.2 million over the next two years based on our undiscounted probability weighted estimate of future revenue.

As of June 30, 2012, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $19.3 million. This amount relates primarily to marketing programs and other non-marketing related goods and services to be delivered over the next twelve months.

The following table summarizes our contractual obligations at June 30, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due In
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Office lease obligations	$25,075	$6,189	$12,737	$4,255	$1,894
Hosting facility agreements	18,160	4,258	7,406	6,385	111
Contingent consideration associated with acquisition of SinglePlatform, Corp. (undiscounted)	13,184	6,455	6,729
Vendor commitments	19,257	19,257	—	—	—

Total	$75,676	$36,159	$26,872	$10,640	$2,005

Our future capital requirements may vary materially from those now planned and will depend on many factors, including, but not limited to, development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the establishment of additional offices in the United States and worldwide and the building of infrastructure necessary to support our anticipated growth, the response of competitors to our products and our relationships with suppliers and customers. Since the introduction of our on-demand email marketing product in 2000, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase on an absolute dollar basis in the future.

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

Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $81.1 million at June 30, 2012, which consisted of cash, government securities, corporate and agency bonds, certificates of deposit and money market instruments. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have traditionally focused our business on providing our email marketing product for small organizations, but in the last few years we have expanded our product offerings. In 2007, we introduced our survey product and our add-on email archive service that enables our customers to archive their past email campaigns. In 2009, we launched our event marketing product. Through our acquisition of Nutshell Mail, Inc., which we completed in May 2010, we now provide a tool for small organizations to monitor and engage with social media networks. In January 2012, we launched our Social Campaigns product which allows small businesses the ability to run multi-step, results-oriented campaigns on their social networks. Also, in January 2012, we announced the acquisition of CardStar, a leading developer of mobile applications that extend the use of loyalty cards and mobile coupons among consumers. In February 2012, we announced the introduction of our new SaveLocal product, which makes it quick and easy for our customers to create, run and manage local deals. In June 2012, we accounced the acquisition of SinglePlatform, a company that helps small business get discovered through web and mobile searches by providing a single place to update relevant business information. Our efforts to introduce new products beyond our email marketing product, including our event marketing and survey products, our social media marketing offerings, CardStar, SaveLocal and the SinglePlatform product, may not result in significant revenue growth, may not be complementary to our email marketing product, may not be timely, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business or product, which may harm our financial performance.

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

U.S. federal legislation and the laws of many foreign countries impose certain obligations on the senders of commercial emails, which could minimize the effectiveness of our products, particularly our email marketing product, and establish financial penalties for non-compliance, which could increase the costs of our business.

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

Our other products also face intense competition. Our event marketing product competes with offerings by Eventbrite, Inc., Evite, LLC (a wholly-owned, operating business of IAC/InterActiveCorp) and Regonline (a division of The Active Network, Inc.). Our Social Campaigns product competes with offerings by Offerpop Corporation, Pagemodo, a Webs Company, Vocus Social Media LLC doing business as North Social and Wildfire Interactive, Inc. Our survey product competes with similar offerings by Surveymonkey.com Corporation and Widgix, LLC doing business as SurveyGizmo. Our SaveLocal product competes with offerings by Groupon, Inc., LivingSocial, Inc., Amazon Local™ and Googleoffers™. Our SinglePlatform product completes with offerings by Yext, Inc.

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

The success of our SinglePlatform offering is based, in part, on the quality of the content provided by our SinglePlatform customers.

Our SinglePlatform customers provide us with current information about their business that we, in turn, provide to our network of electronic publishers, such as Foursquare, YP.com and Urbanspoon. The success of the SinglePlatform offering depends, in part, on our ability to provide these publishers and their consumers with the information they seek, which in turn depends on the quantity and quality of the content provided by our SinglePlatform customers. For example, we may be unable to provide these publishers and their consumers with the information they seek if our customers do not contribute content that is helpful, reliable and up-to-date, or if they remove content they previously submitted. If our SinglePlatform product does not provide content that is helpful, reliable and up-to-date, our ability to maintain our current network of electronic publishers and sign up new publishers could be harmed. If we are unable to provide our electronic publishers and their consumers with the information they seek, or if they can find equivalent content on other services, they may stop or reduce their use of our product, which could negatively impact our ability to retain existing customers and obtain new customers and our business would be harmed.

Our business may be negatively impacted by seasonal trends.

Sales of our products are impacted by seasonality. Recently, the first calendar quarter has been our strongest quarter for customer growth because our prospective customers typically re-engage with their customers and members following the holiday season and, as a result, communicate more frequently with them during this time. Accordingly, we increase our sales and marketing activities at the end of the third quarter and during the fourth quarter. Our customer growth in the second and third quarters is typically slower as we move into the summer months, and in response, we moderate certain of our customer acquisition activities, which may magnify the seasonal trends. If these seasonality trends change materially, our financial and operating results for any given quarter may be negatively impacted and may differ materially from results in prior quarterly periods. In addition, our recent acquisition of SinglePlatform may impact our historical seasonality trends.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties, including so-called non-practicing entities, which are entities that have no operating business but exist purely as a collector of patents, may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. These claims, whether or not successful, could:

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

We have incurred net losses in the past and may incur net losses in the future. We reported net income for 2011 and 2010, however, we experienced net losses in prior years and a net loss for the second quarter of 2012. While we expect to generate future profitability, we may experience net losses in future periods and there is no guarantee we will be profitable in the future. In addition, we expect our operating expenses to increase as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be profitable in any future period. In future periods, we may not have any revenue growth, or our revenue could decline.

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

We have completed four acquisitions in the past two years, including our most recent acquisition of SinglePlatform in June 2012. We have, from time to time, evaluated other acquisition opportunities and may pursue acquisition opportunities in the future. Acquisitions involve numerous risks, including:

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

CONSTANT CONTACT, INC.

Date: August 1, 2012	By:	/s/ GAIL F. GOODMAN
Gail F. Goodman
President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2012	By:	/s/ HARPREET S. GREWAL
Harpreet S. Grewal
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

2.1(1)^	Agreement and Plan of Merger, dated as of June 12, 2012, by and among Constant Contact, Inc., Match Acquisition Corporation, SinglePlatform, Corp. and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as Stockholder Representative.

10.1(2)	First Amendment to Datacenter Lease dated as of May 11, 2012 by and between Digital 55 Middlesex, LLC and Constant Contact, Inc.

10.2(2)	55 Middlesex Turnpike Office Space Rider dated as of May 11, 2012 by and between Digital 55 Middlesex, LLC and Constant Contact, Inc.

10.3#	Lease and related Work Letter Agreement dated as of May 29, 2012 by and between Constant Contact, Inc. and Edward J. Conner.

10.4(1)	Form of Stock Option Agreement under Constant Contact, Inc. 2012 Inducement Award Plan.

10.5(1)	Form of Restricted Stock Unit Agreement under Constant Contact, Inc. 2012 Inducement Award Plan for Wiley Cerilli.

10.6(1)	Form of Restricted Stock Unit Agreement under Constant Contact, Inc. 2012 Inducement Award Plan for Key Employees.

10.7(3)	Constant Contact, Inc. 2012 Inducement Award Plan.

10.8#	Third Amendment to Lease dated as of April 1, 2012 by and between BP Reservoir Place LLC (as successor-in-interest to Boston Properties Limited Partnership) and Constant Contact, Inc.

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS# +	XBRL Instance Document.

101.SCH# +	XBRL Taxonomy Extension Schema Document.

101.CAL# +	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB# +	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE# +	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF# +	XBRL Taxonomy Extension Definition Linkbase Document.

#	Filed herewith
^	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Constant Contact agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
+	Extensible Business Reporting Language (XBRL) information is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Constant Contact, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2012
(2)	Incorporated by reference to the Constant Contact, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012
(3)	Incorporated by reference to the Constant Contact, Inc. Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 13, 2012 (333-182083)