Form 10-Q
period 2012-09-30
Constant Contact, Inc.
filed 2012-10-31
CIK 1405277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 29, 2012, there were 30,544,983 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information

Item 1. Financial Statements

Constant Contact, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$42,500	$49,589
Marketable securities	45,655	90,523
Accounts receivable, net of allowance for doubtful accounts	226	58
Prepaid expenses and other current assets	7,316	8,891

Total current assets	95,697	149,061
Property and equipment, net	37,163	34,263
Restricted cash	750	750
Goodwill	95,505	18,935
Acquired intangible assets, net	7,337	3,046
Deferred taxes	12,299	12,960
Other assets	2,946	2,363

Total assets	$251,697	$221,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,969	$8,906
Accrued expenses	14,389	10,515
Deferred revenue	32,043	28,983

Total current liabilities	51,401	48,404
Other long-term liabilities	6,987	2,052

Total liabilities	58,388	50,456

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized at September 30, 2012 and December 31, 2011; 30,542,655 and 30,110,895 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	305	301
Additional paid-in capital	206,083	190,039
Accumulated other comprehensive income	23	61
Accumulated deficit	(13,102)	(19,479)

Total stockholders’ equity	193,309	170,922

Total liabilities and stockholders’ equity	$251,697	$221,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Revenue	$63,846	$54,346	$185,856	$156,888
Cost of revenue	18,722	15,679	54,755	45,595

Gross profit	45,124	38,667	131,101	111,293

Operating expenses
Research and development	9,776	7,338	29,051	22,325
Sales and marketing	24,881	19,455	76,435	66,204
General and administrative	7,956	6,191	23,201	17,623
Acquisition costs and other related charges	(6,020)	—	(5,297)	264

Total operating expenses	36,593	32,984	123,390	106,416

Income from operations	8,531	5,683	7,711	4,877
Interest income and other income (expense), net	68	80	201	264

Income before income taxes	8,599	5,763	7,912	5,141
Income tax expense	(1,978)	(410)	(1,535)	(357)

Net income	$6,621	$5,353	$6,377	$4,784

Net income per share:
Basic	$0.22	$0.18	$0.21	$0.16
Diluted	$0.21	$0.18	$0.21	$0.16
Weighted average shares outstanding used in computing per share amounts:
Basic	30,466	29,631	30,339	29,481
Diluted	30,957	30,399	31,043	30,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net income	$6,621	$5,353	$6,377	$4,784

Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax	4	11	(39)	58
Reclassification adjustment for realized gains on available-for-sale securities included in net income	—	(1)	—	(13)

Total other comprehensive income (loss)	4	10	(39)	45

Comprehensive income	$6,625	$5,363	$6,338	$4,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2012	2011
Cash flows from operating activities
Net income	$6,377	$4,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,013	10,567
Amortization of premium on investments	430	493
Stock-based compensation expense	10,847	8,643
Provision for (recovery of) bad debts	9	(1)
Gain on sales of marketable securities	—	(13)
Deferred income taxes	1,285	221
Contingent consideration adjustment	(6,094)	—
Taxes paid related to net share settlement of restricted stock units	(376)	(154)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(129)	(7)
Prepaid expenses and other current assets	1,624	(108)
Other assets	(492)	(948)
Accounts payable	(3,985)	(3,058)
Accrued expenses	1,078	4,741
Deferred revenue	2,450	3,272
Other long-term liabilities	(13)	(186)

Net cash provided by operating activities	27,024	28,246

Cash flows from investing activities
Purchases of marketable securities	(36,357)	(111,035)
Proceeds from maturities of marketable securities	40,167	28,563
Proceeds from sales of marketable securities	40,600	81,727
Acquisition of businesses, net of cash acquired	(68,296)	(15,000)
Acquisition of property and equipment, including costs capitalized for development of internal use software	(15,076)	(12,921)

Net cash used in investing activities	(38,962)	(28,666)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to the exercise of stock options	4,227	3,024
Income tax benefit from the exercise of stock options	84	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	536	435

Net cash provided by financing activities	4,847	3,459

Effect of exchange rate changes on cash and cash equivalents	2	—

Net (decrease) increase in cash and cash equivalents	(7,089)	3,039
Cash and cash equivalents, beginning of period	49,589	32,892

Cash and cash equivalents, end of period	$42,500	$35,931

Supplemental disclosure of noncash investing activities:
Capitalization of stock-based compensation	$730	$477
Fair value of contingent consideration recorded at the time of acquisition in accrued expenses and other long-term liabilities	$12,152	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(amounts in thousands, except share and per share amounts)

1. Nature of the Business

Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation on August 25, 1995. The Company reincorporated in the State of Delaware in 2000. The Company provides on-demand email marketing, social media marketing, event marketing, local deals, a digital web and mobile storefront, and online survey products to small organizations, including small businesses, associations and non-profits. The Company’s email marketing product allows customers to create, send and track email marketing campaigns. The Company’s Social Campaigns™ product allows customers to create, publish, promote and run campaigns on Facebook®. EventSpotTM, the Company’s event marketing product, enables customers to promote and manage events, track event registrations and collect online payments. The Company’s online survey product enables customers to create and send surveys and analyze the responses. The Company’s SaveLocalTM product makes it quick and easy for customers to create, run and manage local deals. Social media marketing features in all of the Company’s products allow customers to easily manage and optimize their presence across multiple social media networks. These products are designed for small organizations and are marketed directly by the Company and through a wide variety of partners. In June 2012, the Company acquired SinglePlatform, Corp. (“SinglePlatform”), a company that helps small businesses get discovered through web and mobile searches by providing a single place to update relevant business information.

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

The condensed consolidated balance sheet at December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2012 and consolidated results of operations for the three and nine months ended September 30, 2012 and 2011 and consolidated cash flows for the nine months ended September 30, 2012 and 2011 have been made. The condensed consolidated results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2012.

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

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

At September 30, 2012, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$23,167	$28	$—	$23,195
Corporate and Agency Bonds	19,456	4	—	19,460
Certificates of Deposit	2,000	1	—	2,001
Commercial Paper	999	—	—	999

Total	$45,622	$33	$—	$45,655

At September 30, 2012, marketable securities consisted of investments that mature within one year with the exception of one agency bond and two treasury notes with a fair value of $12,192, which have maturities within two years.

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

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

During the three and nine months ended September 30, 2012 and 2011, there were no transfers between Level 1, Level 2 and
Level 3.

The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Fair Value Measurements at September 30, 2012 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$18,468	$—	$—	$18,468
U.S. Treasury Notes	23,195	—	—	23,195
Corporate and Agency Bonds	—	19,460	—	19,460
Certificates of Deposit	—	2,001	—	2,001
Commercial Paper	—	999	—	999

Total Financial Assets	$41,663	$22,460	$—	$64,123

Financial Liabilities:
Contingent consideration liability associated with acquisition of SinglePlatform, Corp.	$—	$—	$6,058	$6,058

Total Financial Liabilities	$—	$—	$6,058	$6,058

	Fair Value Measurements at December 31, 2011 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$12,778	$—	$—	$12,778
U.S. Treasury Notes	32,086	—	—	32,086
Corporate and Agency Bonds	—	55,440	—	55,440
Certificates of Deposit	—	999	—	999
Commercial Paper	—	1,998	—	1,998

Total	$44,864	$58,437	$—	$103,301

The Company has revised its classification of certain marketable securities with a fair value of $58,437 as of December 31, 2011, from Level 1 measurements to Level 2 measurements to reflect the inputs used to price these securities as described above. The Company has concluded that this misclassification is immaterial to the Company’s financial statements for all prior periods presented.

Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes for the contingent consideration. The Company assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of operations.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(amounts in thousands, except share and per share amounts)

The significant unobservable inputs used in the fair value measurement of contingent consideration are the probabilities of successful achievement of the targeted revenues, the six month periods in which the revenues are expected to be achieved and the discount rate. Increases or decreases in any of the forecasted scenarios or probabilities of success would result in a higher or lower fair value measurement, respectively. Increases or decreases in the actual achievement of milestones in the relevant period as compared to the estimated achievement would result in a higher or lower fair value measurement, respectively.

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs as of the acquisition date of June 12, 2012 and as of June 30, 2012:

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

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs as of September 30, 2012:

Liability	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Contingent consideration	$6,058	Income approach— discounted cash flow	Revenue earn-out—probability of low case (scenario) for total revenue.	20%
			Revenue earn-out—probability of base case (scenario) for total revenue.	40%
			Revenue earn-out—probability of target case (scenario) for total revenue.	40%
			Discount rate for revenue earn-out	5.3%

Changes in the fair value of the Level 3 contingent consideration liability associated with the acquisition were as follows:

Contingent Consideration
Balance at December 31, 2011	$—
Acquisition of SinglePlatform, Corp.	12,152
Change in fair value of contingent consideration liability, included in acquisition costs and other related charges	(6,094)

Balance at September 30, 2012	$6,058

The change in the fair value of the contingent consideration liability in the three months ended September 30, 2012 resulted from reductions to the SinglePlatform revenue forecast scenarios and to changes in the probabilities assigned to each scenario. The revenue forecast scenarios were decreased due to SinglePlatform’s actual operating results and productivity of its sales organization. Additionally, the Company re-allocated the probabilities assigned to each revenue scenario to better reflect the Company’s probability expectations based on its own experience with subscription-based revenue models generally. As a result, the Company adjusted the fair value of the contingent consideration liability from $12,152 at June 30, 2012 to $6,058 at September 30, 2012.

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

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(amounts in thousands, except share and per share amounts)

The following is a summary of the shares used in computing diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Weighted average shares used in calculating basic net income per share	30,466	29,631	30,339	29,481
Stock options	455	757	667	1,164
Warrants	1	1	1	1
Unvested restricted stock and restricted stock units	35	10	36	33

Shares used in computing diluted net income per share	30,957	30,399	31,043	30,679

The following common stock equivalents were excluded from the computation of diluted net income per share because they had an anti-dilutive impact because the proceeds under the treasury stock method were in excess of the average fair market value for the period:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Options to purchase common stock	3,818	3,224	2,979	1,856
Unvested restricted stock and restricted stock units	110	116	78	39

Total options and warrants exercisable into common stock, restricted stock units issuable in common stock and restricted stock	3,928	3,340	3,057	1,895

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

Reclassifications

Transactions costs related to successful acquisitions have been reclassified from general and administrative expenses to acquisition costs and other related charges to conform to current period presentation. These reclassifications did not have an effect on the Company’s earnings.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(amounts in thousands, except share and per share amounts)

New Accounting Guidance

In July 2012, the Financial Accounting Standards Board issued updated authoritative guidance to amend previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment. The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would then be required. The guidance is effective for the Company for interim periods beginning January 1, 2013 and is not expected to have a material effect on the consolidated financial statements.

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

The following table presents the pro forma results of the historical condensed consolidated statements of operations of the Company and Bantam Networks for the nine month period ended September 30, 2011, giving effect to the merger as if it occurred on January 1, 2010:

Nine months ended September 30,
2011
Pro forma revenue	$156,888
Pro forma net income	$4,657

The pro forma net income presented primarily includes adjustments for revenue, amortization, interest income and income taxes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(amounts in thousands, except share and per share amounts)

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

SinglePlatform

On June 12, 2012, the Company acquired by merger all of the outstanding capital stock of SinglePlatform. SinglePlatform provides small businesses a single place to update their business information and delivers that information across its publishing network. The Company purchased SinglePlatform in order to expand its product offerings and allow its customers to engage their customers earlier in the customer lifecycle. The total preliminary purchase price of $75,200 consisted of a cash payment of $63,048, subject to certain adjustments, and $12,152 representing the fair value of contingent consideration of up to $30,000 payable upon achievement of certain revenue targets over the next two years. The cash payment was adjusted for certain working capital adjustments which were identified by the Company within 90 days of the acquisition date. As a result, the final purchase price of $75,009 reflected a cash payment of $62,857 and $12,152 representing the fair value of contingent consideration. The former shareholders of SinglePlatform are eligible to receive consideration of up to $30,000, which is contingent on the fulfillment of certain revenue targets within the period from July 1, 2012 to June 30, 2014, measured in six month intervals. If such conditions are achieved, the consideration is payable in cash. Using a discounted cash flow method and a probability weighted estimate of future revenue, the Company recorded an estimated liability of $12,152 as of the acquisition date and $6,058 as of September 30, 2012. The estimated undiscounted range of outcomes for the contingent consideration was $0 to $21,095 at June 30, 2012 and $0 to $12,980 at September 30, 2012. During the three months ended September 30, 2012, the Company recorded a reduction to expenses of $6,094 relating to the remeasurement of the fair value of the contingent liability. This amount is included in acquisition costs and other related charges in the Company’s consolidated and condensed statements of operations for the three and nine months ended September 30, 2012. This decrease was due to revised revenue forecasts and probability weightings of each of the forecasted revenue scenarios. The Company will continue to assess the probability that the revenue targets will be met and at what level, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(amounts in thousands, except share and per share amounts)

The following table summarizes the purchase price for SinglePlatform and the allocation of the purchase price:

Purchase consideration:
Total cash paid, net of cash acquired	$62,546
Cash acquired	311
Fair value of contingent consideration	12,152

Total purchase price consideration	$75,009

Assets acquired and liabilities assumed:
Cash	$311
Accounts receivable	48
Prepaid expenses and other current assets	60
Property and equipment	14
Identifiable intangible assets	4,760
Other assets	91
Net deferred tax assets	72
Goodwill	71,997

Total assets acquired	77,353

Accounts payable, accrued expenses and other current liabilities	(1,734)
Deferred revenue	(610)

Total liabilities assumed	(2,344)

Total allocation of purchase price consideration	$75,009

The following table presents the estimated fair values and useful lives of identifiable intangible assets acquired:

	Amount	Weighted Average Useful Life
		(in years)
Developed technology	$850	3
Customer relationships	2,630	3.75
Publisher relationships	710	5
Trade name	570	5

Total identifiable intangible assets	$4,760	3.95

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

The following table presents the pro forma results of the historical condensed consolidated statements of operations of the Company and SinglePlatform for the three month period ended September 30, 2011 and the nine month periods ended September 30, 2012 and 2011, giving effect to the merger as if it occurred on January 1, 2011:

	Three months ended September 30,	Nine months ended September 30,
	2011	2012	2011
Pro forma revenue	$54,455	$186,320	$157,169
Pro forma net income	$4,603	4,794	$3,015

The pro forma net income presented primarily includes adjustments for amortization, elimination of transaction costs, interest income and income taxes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(amounts in thousands, except share and per share amounts)

Transactions costs related to the acquisitions were $74 and $796 for the three and nine months ended September 30, 2012, respectively, and $0 and $264 for the three and nine months ended September 30, 2011, respectively, which the Company recorded as acquisition costs and other related charges. The operating expenses of the acquired entities have been included in the consolidated financial statements beginning on their respective acquisition dates but have not been disclosed as the Company does not account for the results of the acquired entities separate from its own results. The operations of CardStar prior to the acquisition were not material to the consolidated results of the Company.

4. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $18,935 as of December 31, 2011. The change in the carrying amount of goodwill for the nine months ended September 30, 2012 was as follows:

Balance as of December 31, 2011	$18,935
Goodwill related to the acquisition of CardStar, Inc.	4,573

Goodwill related to the acquisition of SinglePlatform, Corp.	71,997

Balance as of September 30, 2012	$95,505

Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. To date, the Company has had no impairments to goodwill.

Intangible assets consist of the following:

		September 30, 2012			December 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 years	$4,357	1,010	$3,347	2,883	$513	$2,370
Customer relationships	3.75 years	3,315	520	2,795	685	9	676
Publisher relationships	5 years	710	47	663	—	—	—
Trade name	5 years	570	38	532	—	—	—

		$8,952	$1,615	$7,337	$3,568	$522	$3,046

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

Amortization expense for intangible assets was $637 and $81 for the three months ended September 30, 2012 and 2011, respectively. Amortization expense for intangible assets was $1,093 and $242 for the nine months ended September 30, 2012 and 2011, respectively. Amortization of developed technology and publisher relationships is recorded within cost of revenue and the amortization of customer relationships and trade name is recorded within sales and marketing expense. Future estimated amortization expense for assets placed in service as of September 30, 2012 is as follows:

Remainder of 2012	$579
2013	1,953
2014	1,596
2015	983
2016	320
2017	106

Total	$5,537

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(amounts in thousands, except share and per share amounts)

Amortization of developed technology totaling $1,800 as of September 30, 2012 has not yet commenced as the software is not yet ready for its intended use.

5. Stock-Based Awards

Stock Incentive Plan

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards with a maximum term of seven years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company reserved 4,200,000 shares of its common stock for issuance under the 2011 Plan. Additionally, per the terms of the 2011 Plan, shares of common stock previously reserved for issuance under the 2007 Stock Incentive Plan as well as shares reserved for outstanding awards under the 1999 Stock Option/Stock Issuance Plan for which the awards are cancelled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the 2011 Plan. Awards that are granted with a per share or per unit purchase price less than 100% of fair market value as of the date of grant (e.g., restricted stock and restricted stock unit awards) shall count towards the total number of shares reserved for issuance under the 2011 Plan on a two-for-one basis. As of September 30, 2012, 2,753,226 shares of common stock were available for issuance under the 2011 Plan.

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

If an award granted under the 2012 Inducement Plan expires or is terminated, surrendered or canceled without having been fully exercised or is forfeited in whole or in part (including as the result of shares of common stock subject to such award being repurchased by the Company) or otherwise results in any common stock not being issued, the unused common stock covered by such award will become available for issuance pursuant to a new award under the 2012 Inducement Plan. As of September 30, 2012, there were 3,500 shares of common stock available for issuance under the 2012 Inducement Plan.

Stock Purchase Plan

The Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), became effective upon the completion of the Company’s initial public offering. Six-month offering periods begin on January 1 and July 1 of each year, during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price for offerings is equal to 85% of the closing market price of the Company’s common stock on the last day of the offering period. The first offering period of 2012 began on January 1, 2012 and was completed on June 30, 2012. The second offering period of 2012 began on July 1, 2012 and will be completed on December 31, 2012. As of September 30, 2012, 153,383 shares of common stock were available for issuance to participating employees under the Purchase Plan.

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

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(amounts in thousands, except share and per share amounts)

The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cost of revenue	$465	$408	$1,294	$1,141
Research and development	897	831	2,720	2,360
Sales and marketing	1,024	478	2,695	1,934
General and administrative	1,386	1,075	4,138	3,208

	$3,772	$2,792	$10,847	$8,643

The Company capitalized $287 and $206 of stock-based compensation related to the development of internal use software for the three months ended September 30, 2012 and 2011, respectively, and $730 and $477 of stock-based compensation related to the development of internal use software for the nine months ended September 30, 2012 and 2011, respectively.

6. Income Taxes

For the three and nine months ended September 30, 2012, the Company recorded an income tax expense of $1,978 and $1,535, respectively. For the three and nine months ended September 30, 2011, the Company recorded an income tax expense of $410 and $357, respectively. Income tax is related to federal, state, and to a lesser extent, foreign tax obligations. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions. For the three and nine months ended September 30, 2012, the Company’s effective tax rate varied from the statutory tax rate primarily due to the book expense related to incentive stock options, which is non-deductible for tax purposes, offset by the change in fair value of contingent consideration, which was treated as a discrete item and state research and development credits, both of which reduced the Company’s tax expense.

During 2011 the Company had recorded a full valuation allowance against its net deferred tax assets which was released in the fourth quarter of 2011. For the three and nine months ended September 30, 2011, the Company’s income tax consisted of a current income tax expense of $347 and $136 for the three and nine months ended September 30, 2011, respectively, and a deferred income tax expense of $63 and $221 for the three and nine months ended September 30, 2011, respectively. The current income tax expense recorded for the three and nine months ended September 30, 2011 related to the Company’s income before taxes for the period multiplied by its estimated annual effective tax rate for 2011. The deferred income tax expense related to the amortization for tax purposes of goodwill from the acquisition of Bantam Networks.

The Company had net deferred tax assets of $13,827 at December 31, 2011, which decreased to $13,153 at September 30, 2012, primarily as a result of the income tax expense recorded for the nine months ended September 30, 2012 partially offset by the net deferred tax assets relating to Cardstar net operating loss carryforwards recorded at the time of the Cardstar acquisition.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2012 or December 31, 2011. As of September 30, 2012 and December 31, 2011, the Company had no accrued interest or tax penalties recorded.

7. Accrued Expenses and Other Long-Term Liabilities

The following table presents the components of selected balance sheet items as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Accrued expenses:
Payroll and payroll related	$5,267	$3,148
Licensed software and maintenance	1,197	1,197
Marketing programs	2,546	2,079
Contingent consideration liability associated with acquisition of SinglePlatform, Corp.	1,110	—
Other accrued expenses	4,269	4,091

Total accrued expenses	$14,389	$10,515

Other long-term liabilities:
Accrued rent	$2,039	$2,052
Contingent consideration liability associated with acquisition of SinglePlatform, Corp.	4,948	—

Total other long-term liabilities	$6,987	$2,052

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

At September 30, 2012, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $1,615 at September 30, 2012, of which $625 was included in prepaid expenses and other current assets and $990 was included in other assets. The accrued rent balance was $2,185 at September 30, 2012, of which $271 was included in accrued expenses and $1,914 was included in other long-term liabilities. At December 31, 2011, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $1,192 at December 31, 2011, of which $429 was included in prepaid expenses and other current assets and $763 was included in other assets. The accrued rent balance was $2,292 at December 31, 2011, of which $264 was included in accrued expenses and $2,028 was included in other long-term liabilities.

Total rent expense under office leases was $1,893 and $5,058 for the three and nine months ended September 30, 2012, respectively, and $1,567 and $4,567 for the three and nine months ended September 30, 2011, respectively.

As of September 30, 2012, future minimum lease payments under noncancelable office leases are as follows:

Remainder of 2012	$1,574
2013	6,344
2014	6,382
2015	5,225
2016	1,600
Thereafter	2,557

Total	$23,682

Third-Party Hosting Agreements

The Company has agreements with two affiliated vendors to provide specialized space and equipment and related services from which the Company hosts its software applications.

Payment escalations and rent holidays specified in these agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. At September 30, 2012, the Company had prepaid rent of $1,052, of which $136 was included in prepaid expenses and other current assets and $916 was included in other assets. The accrued rent balance of $125 was included in other long-term liabilities.

Total rent expense under hosting agreements was $1,067 and $2,967 for the three and nine months ended September 30, 2012, respectively, and $994 and $2,735 for the three and nine months ended September 30, 2011, respectively.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(amounts in thousands, except share and per share amounts)

The agreements include payment commitments that expire at various dates through mid-2017. As of September 30, 2012, future minimum payments under the agreements are as follows:

Remainder of 2012	$1,172
2013	3,841
2014	3,624
2015	3,734
2016	3,845
Thereafter	775

Total	$16,991

Vendor Commitments

As of September 30, 2012, the Company had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling $25,609 related primarily to marketing programs and other non-marketing goods and services to be delivered over the next twelve months.

Letters of Credit and Restricted Cash

As of September 30, 2012 and December 31, 2011, the Company maintained a letter of credit totaling $750 for the benefit of the landlord of the Company’s corporate headquarters lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $750 as of September 30, 2012 and December 31, 2011, respectively, to secure the letter of credit. This amount was classified as restricted cash in the balance sheet at September 30, 2012 and December 31, 2011.

Contingent Consideration

The former shareholders of SinglePlatform are eligible to receive consideration of up to $30,000, which is contingent on the fulfillment of certain revenue targets within the period from July 1, 2012 to June 30, 2014, measured in six month intervals. If such conditions are achieved, the consideration is payable in cash. As of September 30, 2012, the Company had accrued $6,058, representing the fair value of the contingent consideration liability, of which $1,110 was included in accrued expenses and $4,948 was included in other long-term liabilities.

Indemnification Obligations

The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of September 30, 2012, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

Legal Matters

On August 7, 2012, two former employees, on behalf of themselves and all other similarly situated individuals (collectively, the “Plaintiffs”), filed a complaint in the U.S. District Court for the District of Massachusetts that named the Company as a defendant in a lawsuit. The complaint, which was served on the Company on August 9, 2012, alleges that the Company violated the Fair Labor Standards Act and the Massachusetts overtime law with respect to certain current and former sales employees. Plaintiffs seek an award for damages in an unspecified amount. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, the Company believes that it has meritorious defenses and intends to defend itself vigorously.

On September 24, 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited (collectively, “RPost”) filed a complaint in the U.S. District Court for the Eastern District of Texas that named the Company as a defendant in a lawsuit. The complaint, which has not yet been served on the Company, alleges that certain elements of the Company’s email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. The Company intends to defend itself vigorously.

The Company is from time to time subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of its business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company’s results of operations or financial condition.

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

Through September 30, 2012 and 2011, the Company made matching contributions of $1,821 and $1,450 for the plan years ended December 31, 2012 and 2011, respectively.

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

Executive Overview

We provide online marketing solutions, including email marketing, social media marketing, event marketing, local deals and surveys, for small organizations, including small businesses, associations and non-profits. We also now offer a mobile storefront tool through the acquisition of SinglePlatform, Corp., or SinglePlatform, in June 2012. We seek to help our customers succeed and have a long history of delivering affordable, easy-to-use products, support, knowhow and coaching with a personal touch, all of which empower our customers to create and grow their customer relationships.

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

We have grown rapidly since launching our first on-demand product in 2000. As of September 30, 2012, we had approximately 540,000 unique paying customers and had revenue for the nine months ended September 30, 2012 of $186 million.

Our business strategy focuses on expanding beyond email marketing to support a multi-product strategy to drive high customer lifetime value through gains in average revenue per customer, retention and gross margin. We believe increasing our customer’s lifetime value will be a key contributor to our continued success. To drive lifetime value we will continue to invest in acquiring new customers, cross-selling our products to our large and growing customer base, driving increased product usage by our customers and improving customer retention rates. We will continue to invest in broadening our platform of engagement marketing solutions, which we believe will better help our customers create and grow their customer and member relationships. We have made numerous investments over the past nine months to drive future growth, including:

•

We launched Social CampaignsTM in January 2012. Social Campaigns allows users to create, publish, promote and run campaigns on Facebook® that offer promotions or content targeted toward those who “Like” them and to incent others to “Like” and share them. Social Campaigns can be published to a customer’s email list, to existing Facebook fans, on LinkedIn® and to Twitter® followers.

•

In January 2012, we acquired CardStar, Inc., or CardStar, a leading developer of mobile applications that extend the use of loyalty cards and mobile coupons among consumers. The CardStar application consolidates membership and rewards cards on smartphones, letting consumers use a single application rather than a series of physical cards. Merchants can track purchase behavior to reward loyalty, simply and easily. We will continue to operate CardStar’s free mobile loyalty application, which currently has over two million active users, and which is available on major mobile platforms, including iPhone®, Android™ and Blackberry®. See also Note 3, Acquisitions, of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

•

In June 2012, we acquired SinglePlatform, a company that helps small businesses get discovered through web and mobile searches by providing a single place to update important business information. SinglePlatform enables businesses to reach more than 200 million consumers across its extensive publishing network, which includes network sites such as Foursquare, New York Times, YP.com and Urbanspoon. See also Note 3, Acquisitions, of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

•

In August 2012, we announced the introduction of EventSpotTM, the latest version of Constant Contact’s rebranded and renamed event management product. EventSpot's focus remains on helping small businesses, nonprofits and associations hold successful events. The new name reflects the true value of EventSpot as a comprehensive online tool, encompassing effective event promotion, efficient event registration and web-based meeting tools, and post-event tracking and analytics.

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

In addition, we consider the following non-GAAP financial measures to be key indicators of our financial performance:

•

“adjusted EBITDA,” which we define as GAAP net income (loss) plus depreciation and amortization and stock-based compensation, and adjusted for contingent consideration adjustment and interest and other income (expense) and income taxes;

•	“adjusted EBITDA margin,” which we define as adjusted EBITDA divided by revenue;

•	“non-GAAP net income,” which we define as GAAP net income (loss) plus stock-based compensation and adjusted for contingent consideration adjustment and the non-cash portion of income taxes; and

•	“free cash flow,” which we define as net cash flow from operating activities less acquisition of property and equipment.

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

•

In connection with our acquisition of SinglePlatform, we incurred an obligation to the former shareholders of SinglePlatform to pay additional cash consideration of up to $30.0 million, contingent on the fulfillment of certain revenue targets over the next two years, measured in six month intervals. Based on certain assumptions and estimates, we recorded an estimated liability of $12.2 million as of the acquisition date. During the three months ended September 30, 2012, we decreased the amount recorded for this liability by $6.1 million to $6.1 million based on a change of estimate in the achievement of the revenue goals. We will continue to assess these assumptions and estimates on a quarterly basis. Changes in the estimated liability related to updated assumptions and estimates and to the actual revenue achievement will be recognized within the consolidated statements of operations. If our assumptions and estimates change significantly or if actual revenue achievement is significantly different than our estimates, our results of operations and cash flows could be materially affected. See also Note 3, Acquisitions, of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, our operating results could be adversely impacted if we fail to successfully integrate SinglePlatform, if we fail to continue to successfully sell SinglePlatform’s product or if the acquisition significantly disrupts our ongoing operations.

•

We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses, will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

Sources of Revenue

We derive our revenue principally from subscription fees from our customers. Our revenue is driven primarily by the number of paying customers and the subscription fees for our products and is not concentrated within any one customer or group of customers. In 2011, our top 100 customers accounted for less than 1% of our total revenue. We generally do not require our customers to commit to a contractual term; however, our customers are required to prepay for subscriptions on a monthly, semi-annual, or annual basis by providing a credit card or bank check. Fees are recorded initially as deferred revenue and then recognized as revenue on a daily basis over the prepaid subscription period. In February 2012, we launched our SaveLocal product for which we charge a fee based on the number of deals sold by our customers. We have not yet generated significant revenue from this product.

We also generate a small amount of revenue from ancillary services related to our products, which primarily consist of custom services and training through our experts program. Revenue generated from professional services and training accounted for approximately 1% of gross revenue through the nine months ended September 30, 2012 and 2011.

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

Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees and the portion of customer support costs that relate to assisting trial customers as well as amortization of sales and marketing relating intangible assets. Advertising costs consist primarily of pay-per-click advertising with search engines, other online and offline advertising media, including television and radio, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships and event costs. In order to continue to grow our business and brand and category awareness, inclusive of our investments in the SinglePlatform business, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect sales and marketing expenses will increase in absolute dollars, but over time decrease as a percentage of revenue as we expect to grow our revenue at a faster rate.

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

Acquisition Costs and Other Related Charges. Acquisition costs and other related charges include expenses associated with third-party professional services we utilize related to the evaluation and execution of successful acquisitions. Acquisition costs and other related charges also include changes in the fair value of contingent consideration liabilities recorded as the result of acquisitions. These liabilities must be measured at fair value on the acquisition date, and until these liabilities are settled, they must be remeasured to fair value at each reporting period, with the changes included in our results of operations. We recorded contingent consideration liabilities as the result of our 2012 acquisition of SinglePlatform, and we expect to record quarterly remeasurements of the fair value of these liabilities until they are settled at six-month intervals through June 2014. We may also continue to incur acquisition costs and other related charges in future periods if we complete additional acquisitions.

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

There have been no material changes in our critical accounting policies since December 31, 2011, except additions to our revenue recognition policy to accommodate our new SaveLocal product, which is described in “Sources of Revenue” above and which policy is described in more detail in Note 2, Summary of Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q. For further information please see the discussion of critical accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

Results of Operations

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011

Revenue

	Three Months Ended September 30,
	2012	2011	Change
	(Dollars in thousands)
Revenue	$63,846	$54,346	17%

Revenue increased by $9.5 million from 2011 to 2012. The increase resulted primarily from an approximately 11% increase in the number of average monthly customers and an increase in average revenue per customer. The increase in average revenue per customer was primarily due to an increase in average customer list size and from add-ons to our email marketing product and an increase in pricing for EventSpot, our event marketing product. We expect our average revenue per customer to increase over time.

Cost of Revenue

	Three Months Ended September 30,
	2012	2011	Change
	(Dollars in thousands)
Cost of revenue	$18,722	$15,679	19%
Percent of revenue	29%	29%

Cost of revenue increased by $3.0 million from 2011 to 2012. The increase resulted primarily from increased customer support personnel costs of $1.5 million to support our customer growth and increased personnel costs of $403,000 in our operations group to manage our technology infrastructure. Depreciation, hosting and maintenance costs increased by $1.1 million as a result of scaling and adding capacity to our hosting infrastructure inclusive of the effects of transitioning to a new datacenter in California in 2011.

Research and Development

	Three Months Ended September 30
	2012	2011	Change
	(Dollars in thousands)
Research and development	$9,776	$7,338	33%
Percent of revenue	15%	14%

Research and development expenses increased by $2.4 million from 2011 to 2012. The increase was due primarily to additional personnel related costs as a result of our continued hiring of research and development employees as well as an increase in consulting expense, both to further develop and enhance our products.

Sales and Marketing

	Three Months Ended September 30,
	2012	2011	Change
	(Dollars in thousands)
Sales and marketing	$24,881	$19,455	28%
Percent of revenue	39%	36%

Sales and marketing expenses increased by $5.4 million from 2011 to 2012. The increase in absolute dollars consisted in large part of increased personnel related costs of $3.3 million primarily as a result of adding employees related to customer acquisition, cross-selling to our customer base and enabling increased usage and better retention. Advertising and promotional expenditures increased by $689,000. Partner referral fees increased by $554,000 as the number of new customers generated from our partners increased. We also incurred an increase in amortization of $389,000 related to the amortization of sales and marketing related intangibles resulting from our acquisitions.

General and Administrative

	Three Months Ended September 30
	2012	2011	Change
	(Dollars in thousands)
General and administrative	$7,956	$6,191	29%
Percent of revenue	12%	11%

General and administrative expenses increased by $1.8 million from 2011 to 2012. The increase was due primarily to additional personnel related costs of $1.3 million largely as a result of increasing the number of general and administrative employees to support our overall growth. We also incurred an increase of approximately $469,000 in consulting and professional services fees associated with the growth of our business.

Acquisition Costs and Other Related Charges

	Three Months Ended September 30
	2012	2011
	(Dollars in thousands)
Acquisition Costs and Other Related Charges	$(6,020)	$—

Acquisition costs and other related charges resulted in income of $6.0 million for the three months ended September 30, 2012 and $0 for the three months ended September 30, 2011. Transaction costs during the three months ended September 30, 2012 were $74,000 related to the SinglePlatform acquisition completed in June 2012. We also recorded an adjustment to decrease the fair value of the contingent consideration by $6.1 million in the three months ended September 30, 2012 due to the remeasurement of the fair value of contingent consideration liabilities. The decrease in the fair value of the liability resulted from reductions to the SinglePlatform revenue forecast scenarios and to changes in the probabilities assigned to each scenario. The revenue forecast scenarios were decreased due to SinglePlatform’s actual operating results and productivity of its sales organization. Additionally, we re-allocated the probabilities assigned to each revenue scenario to better reflect our probability expectations based on our experience with subscription-based revenue models generally.

Interest income and other income (expense), net

	Three Months Ended September 30,
	2012	2011	Change
	(Dollars in thousands)
Interest income and other income (expense) net	$68	$80	(15)%

Interest income and other income (expense), net decreased by $12,000 from 2011 to 2012 due primarily to a decrease in interest earned on our investment portfolio as a result of lower balances and lower interest rates.

Income Taxes

For the three months ended September 30, 2012, we recorded an income tax expense of $2.0 million. For the three months ended September 30, 2011, we recorded an income tax expense of $410,000. Income tax is related to federal, state, and to a lesser extent, foreign tax obligations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions. For the three months ended September 30, 2012, our effective tax rate varied from the statutory tax rate primarily due to the book expense related to incentive stock options, which is non-deductible for tax purposes, offset by the change in fair value of contingent consideration which was treated as a discrete item and state research and development credits, both of which reduced our tax expense.

During 2011, we had recorded a full valuation allowance against our net deferred tax assets, which allowance we released in the fourth quarter of 2011. For the three months ended September 30, 2011, our income tax expense consisted of a current income tax expense of $347,000 and a deferred income tax expense of $63,000. The current income tax expense recorded related to our net income for the period multiplied by our estimated annual effective tax rate for 2011. The deferred income tax expense related to the amortization for tax purposes of goodwill from the acquisition of Bantam Networks, LLC, or Bantam Networks.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Revenue

	Nine Months Ended September 30,
	2012	2011	Change
	(Dollars in thousands)
Revenue	$185,856	$156,888	18%

Revenue increased by $29.0 million from 2011 to 2012. The increase resulted primarily from an approximately 12% increase in the number of average monthly customers and an increase in average revenue per customer. The increase in average revenue per customer was primarily due to an increase in average customer list size and from add-ons to our email marketing product and an increase in pricing for EventSpot. We expect our average revenue per customer to increase over time.

Cost of Revenue

	Nine Months Ended September 30,
	2012	2011	Change
	(Dollars in thousands)
Cost of revenue	$54,755	$45,595	20%
Percent of revenue	29%	29%

Cost of revenue increased by $9.2 million from 2011 to 2012. The increase resulted primarily from increased customer support personnel costs of $4.6 million to support our customer growth and increased personnel costs of $1.0 million in our operations group to manage our technology infrastructure. Depreciation, hosting and maintenance costs increased by $2.8 million as a result of scaling and adding capacity to our hosting infrastructure inclusive of the effects of transitioning to a new datacenter in California in 2011.

Research and Development

	Nine Months Ended September 30
	2012	2011	Change
	(Dollars in thousands)
Research and development	$29,051	$22,325	30%
Percent of revenue	16%	14%

Research and development expenses increased by $6.7 million from 2011 to 2012. The increase was due primarily to additional personnel related costs as a result of our continued hiring of research and development employees as well as an increase in consulting expense, both to further develop and enhance our products.

Sales and Marketing

	Nine Months Ended September 30,
	2012	2011	Change
	(Dollars in thousands)
Sales and marketing	$76,435	$66,204	15%
Percent of revenue	41%	42%

Sales and marketing expenses increased by $10.2 million from 2011 to 2012. The increase in absolute dollars consisted in large part of increased personnel related costs of $8.3 million primarily as a result of adding employees related to customer acquisition, cross-selling to our customer base and enabling increased usage and better retention. Partner referral fees increased by $1.6 million as the number of new customers generated from our partners increased. We also incurred an increase in consulting fees of $695,000 generally due to the growth in our business and the use of outside service providers for SinglePlatform lead-generation activities. These increases were partially offset by a decrease of $1.5 million of advertising and promotional expenditures due primarily to a change in the mix and timing of advertising campaigns.

General and Administrative

	Nine Months Ended September 30
	2012	2011	Change
	(Dollars in thousands)
General and administrative	$23,201	$17,623	32%
Percent of revenue	12%	11%

General and administrative expenses increased by $5.6 million from 2011 to 2012. The increase was due primarily to additional personnel related costs of $4.5 million largely as a result of increasing the number of general and administrative employees to support our overall growth. We also incurred an increase of approximately $1.4 million in consulting and professional services fees associated with the growth of our business.

Acquisition Costs and Other Related Charges

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Acquisition costs and other related charges	$(5,297)	$264

Acquisition costs and other related charges resulted in income of $5.3 million for the nine months ended September 30, 2012 and an expense of $264,000 for the three months ended September 30, 2011. Transaction costs during the nine months ended September 30, 2012 were $796,000 as compared to $264,000 during the nine months ended September 30, 2011. We also recorded an adjustment to decrease the fair value of the contingent consideration by $6.1 million in the nine months ended September 30, 2012 due to the remeasurement of the fair value of contingent consideration liabilities. The decrease in the fair value of the liability resulted from reductions to the SinglePlatform revenue forecast scenarios and to changes in the probabilities assigned to each scenario. The revenue forecast scenarios were decreased due to SinglePlatform’s actual operating results and productivity of its sales organization. Additionally, we re-allocated the probabilities assigned to each revenue scenario to better reflect our probability expectations based on our experience with subscription-based revenue models generally.

Interest income and other income (expense), net

	Nine Months Ended September 30,
	2012	2011	Change
	(Dollars in thousands)
Interest income and other income (expense) net	$201	$264	(24)%

Interest income and other income (expense), net decreased by $63,000 from 2011 to 2012 due primarily to a decrease in interest earned on our investment portfolio as a result of lower balances and lower interest rates.

Income Taxes

For the nine months ended September 30, 2012, we recorded an income tax expense of $1.5 million. For the nine months ended September 30, 2011, we recorded an income tax expense of $357,000. Income tax is related to federal, state, and to a lesser extent, foreign tax obligations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions. For the nine months ended September 30, 2012, our effective tax rate varied from the statutory tax rate primarily due to the book expense related to incentive stock options, which is non-deductible for tax purposes, offset by the change in fair value of contingent consideration which was treated as a discrete item and state research and development credits, both of which reduced our tax expense.

During 2011, we had recorded a full valuation allowance against our net deferred tax assets, which allowance we released in the fourth quarter of 2011. Our income tax expense in the nine months ended September 30, 2011 consisted of a current income tax expense of $136,000 and a deferred income tax expense $221,000. The current income tax benefit recorded related to our net loss for the period multiplied by our estimated annual effective tax rate for 2011. The deferred income tax expense related to the amortization for tax purposes of goodwill from the acquisition of Bantam Networks.

Liquidity and Capital Resources

During the nine months ended September 30, 2012 and 2011, we funded our operations with cash flows generated from operations. At September 30, 2012, our principal sources of liquidity were cash and cash equivalents and marketable securities of $88.2 million.

Net cash provided by operating activities was $27.0 million and $28.2 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in cash provided by operations in 2012 was due primarily to a decrease in cash provided by working capital accounts of $3.2 million, partially offset by a higher net income in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Cash provided by operating activities has historically been affected by the amount of net income (loss), growth in prepaid subscriptions, changes in working capital accounts and the timing of rent payment and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards as well as changes in deferred taxes and, in the nine months ended September 30, 2012, by changes in the fair value of the contingent consideration liability.

Net cash used in investing activities was $39.0 million in the nine months ended September 30, 2012 as compared to net cash used in investing activities of $28.7 million for the nine months ended September 30, 2011. Net cash used in investing activities in the first nine months of 2012 consisted primarily of cash paid to acquire SinglePlatform and CardStar and to purchase property and equipment partially offset by net cash provided by marketable securities transactions. In January 2012, we completed the acquisition of CardStar for $5.8 million. In June 2012, we completed the acquisition of SinglePlatform for a cash payment of $62.5 million (net of cash acquired). Net cash used in investing activities in the first half of 2011 consisted primarily of cash paid to acquire substantially all of the assets of Bantam Networks, and to purchase property and equipment as well as net cash used by marketable securities transactions. In February 2011, we completed the acquisition of substantially all of the assets of Bantam Networks, excluding cash, for $15.0 million. Acquisition of property and equipment of $15.1 million and $12.9 million in the nine month periods ended September 30, 2012 and 2011, respectively, consisted of the purchase of computer equipment for our operations and employees, furniture and leasehold improvements and the capitalization of certain software development costs. In 2011, we transitioned to a new third-party hosting facility in California and made capital expenditures in 2011 for equipment to be used in the new facility. We made additional capital expenditures during 2012 to increase capacity of our operational equipment. We increased the amount of space we occupied under our corporate headquarters lease in 2010 and acquired property and equipment to outfit the additional space in 2011. We also acquired property and equipment to accommodate growth in our sales and support office in Colorado in 2012. During the nine months ended September 30, 2012 and 2011, we capitalized $4.9 million and $3.3 million, respectively, of costs associated with the development of internal use software.

Net cash provided by financing activities was $4.8 million and $3.5 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash provided by financing activities in the nine months ended September 30, 2012 and 2011 consisted of proceeds from stock issued pursuant to the exercise of stock options and to the employee stock purchase plan as well as, in 2012, the income tax benefit from the exercise of stock options.

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

As of September 30, 2012 we had a contingent consideration obligation to the former shareholders of SinglePlatform under which we are obligated to pay cash consideration of up to $30.0 million, which is contingent on the fulfillment by SinglePlatform of certain revenue targets within the period from July 1, 2012 to June 30, 2014, measured in six month intervals. Using a discounted cash flow method and a probability weighted estimate of future revenue, we recorded an estimated liability of $6.1 million (a level 3 fair value measurement) as of September 30, 2012. We estimate the undiscounted range of payout outcomes for the contingent consideration to be $0 to $13.0 million. The significant unobservable inputs used in the fair value measurement of contingent consideration are the probabilities of successful achievement of the targeted revenues and the discount rate. We expect to pay $6.6 million over the next two years based on our undiscounted probability weighted estimate of future revenue.

As of September 30, 2012, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $25.6 million. This amount relates primarily to marketing programs and other non-marketing related goods and services to be delivered over the next twelve months.

The following table summarizes our contractual obligations at September 30, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due In
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Office lease obligations	$23,682	$6,313	$12,805	$3,005	$1,559
Hosting facility agreements	16,991	4,076	7,355	5,560	—
Contingent consideration associated with acquisition of SinglePlatform, Corp. (undiscounted)	6,594	1,166	5,428
Vendor commitments	25,609	25,609	—	—	—

Total	$72,876	$37,164	$25,588	$8,565	$1,559

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

New Accounting Guidance

In July 2012, the Financial Accounting Standards Board issued updated authoritative guidance to amend previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment. The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would then be required. The guidance is effective for us for interim periods beginning January 1, 2013 and is not expected to have a material effect on our consolidated financial statements.

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

Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $88.2 million at September 30, 2012, which consisted of cash, government securities, corporate and agency bonds, certificates of deposit, commercial paper and money market instruments. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 7, 2012, two former employees, on behalf of themselves and all other similarly situated individuals, or collectively, the FLSA Plaintiffs, filed a complaint in the U.S. District Court for the District of Massachusetts that named us as a defendant in a lawsuit. The complaint, which was served on us on August 9, 2012, alleges that we violated the Fair Labor Standards Act and the Massachusetts overtime law with respect to certain of our current and former sales employees. The FLSA Plaintiffs seek an award for damages in an unspecified amount. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, we believe we have meritorious defenses and intend to defend the lawsuit vigorously.

On September 24, 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the U.S. District Court for the Eastern District of Texas that named us as a defendant in a lawsuit. The complaint, which has not yet been served on us, alleges that certain elements of our email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. We intend to defend the lawsuit vigorously.

In addition to these lawsuits, from time to time, we may become involved in legal proceedings or other claims or alleged claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we are not presently involved in any other legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We have traditionally focused our business on providing our email marketing product for small organizations, but in the last few years we have expanded our product offerings. In 2007, we introduced our survey product and our add-on email archive service that enables our customers to archive their past email campaigns. In 2009, we launched our event marketing product. Through our acquisition of Nutshell Mail, Inc., which we completed in May 2010, we now provide a tool for small organizations to monitor and engage with social media networks. In January 2012, we launched our Social Campaigns product which allows small businesses the ability to run multi-step, results-oriented campaigns on their social networks. Also, in January 2012, we announced the acquisition of CardStar, a leading developer of mobile applications that extend the use of loyalty cards and mobile coupons among consumers. In February 2012, we announced the introduction of our new SaveLocal product, which makes it quick and easy for our customers to create, run and manage local deals. In June 2012, we acquired SinglePlatform, a company that helps small business get discovered through web and mobile searches by providing a single place to update relevant business information. Our efforts to introduce new products beyond our email marketing product, including our event marketing and survey products, our social media marketing offerings, CardStar, SaveLocal and the SinglePlatform product, may not result in significant revenue growth, may not be complementary to our email marketing product, may not be timely, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business or product, which may harm our financial performance.

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

Our other products also face intense competition. EventSpot, our event marketing product, competes with offerings by Eventbrite, Inc., Evite, LLC (a wholly-owned, operating business of IAC/InterActiveCorp) and Regonline (a division of The Active Network, Inc.). Our Social Campaigns product competes with offerings by Offerpop Corporation, Pagemodo, a Webs Company, Vocus Social Media LLC doing business as North Social and Wildfire Interactive, Inc. Our survey product competes with similar offerings by Surveymonkey.com Corporation and Widgix, LLC doing business as SurveyGizmo. Our SaveLocal product competes with offerings by Groupon, Inc., LivingSocial, Inc., Amazon Local™ and Googleoffers™. Our SinglePlatform product competes with offerings by Yext, Inc.

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

CONSTANT CONTACT, INC.

Date: October 31, 2012	By:	/S/ GAIL F. GOODMAN
Gail F. Goodman
President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2012	By:	/S/ HARPREET S. GREWAL
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