Form 10-K
period 2012-12-31
Constant Contact, Inc.
filed 2013-02-28
CIK 1405277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $532,492,649 based upon the closing price reported for such date on the NASDAQ Global Select Market (assuming, for this purpose, that only the registrant’s directors and executive officers are deemed affiliates).

As of February 25, 2013, the registrant had 30,684,984 shares of Common Stock, $0.01 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for the registrant’s 2013 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

CONSTANT CONTACT, INC.

Forward-Looking Statements

Matters discussed in this Annual Report on Form 10-K relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, liabilities and obligations, future earnings per share, product plans, market opportunity, and other plans and objectives, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often, but not always, identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, “objectives”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future events or future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A — “Risk Factors” and those included elsewhere in this Annual Report on Form 10-K and in our other public filings with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections, judgments and beliefs upon which we base our expectations included in this Annual Report on Form 10-K, other periodic reports or otherwise are made only as of the date made and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

References in this Annual Report on Form 10-K to “Constant Contact”, the “Company”, “we” or “us” mean Constant Contact, Inc. and our wholly-owned subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

Constant Contact is a leading provider of on-demand Engagement Marketing™ tools that are designed for small organizations, including small businesses, associations and non-profits. Our tools include our email marketing, social media marketing, event marketing, local deals and survey products. In June 2012, we began offering a mobile storefront tool following our acquisition of SinglePlatform, Corp., or SinglePlatform. We seek to help our customers succeed by creating and growing their customer and member relationships through our easy-to-use products combined with education, support, KnowHow® and coaching. Engagement marketing is marketing to current customers, clients and fans to create interest through an ongoing dialog. By enabling sharing, endorsement and engagement across all channels, we believe small organizations will generate new and repeat business. Our engagement marketing products enable our customers to launch and monitor marketing campaigns across multiple channels, including email, social media, events, local deals and surveys.

Our email marketing product allows small organizations to create, send and track professional and affordable permission-based email marketing campaigns. With these campaigns, we believe our customers build stronger relationships with their customers and members, expand their membership base and increase sales. We launched Social Campaigns™ in January 2012. Social Campaigns helps users create, publish, promote and run campaigns on Facebook® that offer promotions or content targeted toward those who “Like” them and to incent others to “Like” and share. EventSpotTM, our event marketing product, allows our customers to promote and manage events and create event homepages, track event registrations and collect online payments. During 2012, we also launched SaveLocalTM, an online tool that helps small businesses retain existing customers and attract new customers by offering local deals. In June 2012, we acquired SinglePlatform, a company that helps small businesses get discovered through web and mobile searches by providing a single place to update important business information, a “digital storefront”. SinglePlatform enables businesses to reach more than 200 million consumers across its extensive publishing network. Our online survey product enables our customers to easily create and send surveys and receive immediate and actionable feedback. We enable customers to expand the reach of their email and social campaigns, events, local deals and surveys by expanding their reach through Facebook, LinkedIn®, Twitter® and many other social platforms. NutshellMail™ is our free social media monitoring tool that allows our customers to receive and respond to updates on their social media networks. Through the acquisition of CardStar, Inc., or CardStar, in January 2012, we offer the CardStar® mobile phone application that allows consumers to easily manage loyalty, rewards and membership cards on a mobile phone.

As of December 31, 2012, we had approximately 555,000 unique paying customers. Our customers include various types of small organizations including retailers, restaurants, law and accounting firms, consultants, non-profits, religious organizations and alumni associations.

We market our products and acquire customers through a variety of sources including online advertising, partner relationships, television and radio advertising, regional (i.e., local) initiatives, referrals and brand awareness. Our online advertising includes search engine marketing, and advertising on online networks and other websites, including banner advertising. We have partner relationships with over 9,500 local and national small business service providers. These partners refer customers to us through links on their websites and outbound promotions to their customers or allow us to market to their customers directly. Our television and radio advertising is designed to educate potential customers about our marketing solutions and raise awareness of our brand. Our regional initiatives include local seminars and local online advertising. We employ 21 regional development directors across the U.S. and Canada and we have a marketing office in the United Kingdom. Additionally, we enhance our reach through approximately 275 specially trained independent experts that are integrated with our regional development directors and who are trained in both engagement marketing best practices and our products. Together, our regional directors and local experts presented to approximately 165,000 small businesses and organizations in 2012. A significant number of our new customers come to us from word-of-mouth referrals from our existing customers and from the inclusion of a link to our website in the footer of substantially all of the over 45 billion emails sent by our customers in 2012. We also believe our general brand awareness, press and thought leadership initiatives and overall visibility generate interest in our products.

We were incorporated in Massachusetts in 1995 under the name Roving Software Incorporated. We reincorporated in Delaware in 2000 and changed our name to Constant Contact, Inc. in 2006. Our on-demand email marketing product was first offered in 2000.

Our principal executive offices are located at 1601 Trapelo Road, Waltham, Massachusetts 02451. Our telephone number is (781) 472-8100. Our website address is www.constantcontact.com. We are not including the information contained on our website or any information that may be accessed by links on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Through a link on the Investor Relations section of our website, we make available our filings with the Securities and Exchange Commission, or SEC, after they are electronically filed with or furnished to the SEC. All such filings are available free of charge. These filings are also available, free of charge, at www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.

Market Opportunity

We believe our engagement marketing tools, including our on-demand email marketing, social media marketing, event marketing, local deals, mobile storefronts and online survey products, provide significant benefits for small organizations. We believe online marketing is an effective way for smaller organizations to create new relationships and maintain and grow existing relationships.

Small organizations represent a large market opportunity both in the U.S and abroad. According to the most recently available estimates from the Small Business Administration and the National Center for Charitable Statistics, there are over 29 million registered small businesses and non-profits in the United States. We believe our products could potentially address the needs of these small organizations. We also believe opportunities exist to more aggressively market our products outside the U.S. Finally, small organizations face unique challenges when adopting online marketing, including unfamiliarity with online marketing tools, uncertainty with respect to the benefits of online marketing, lack of technical and marketing expertise and limited budgets and time constraints. These constraints are highlighted during times of economic uncertainty. We have designed our engagement marketing platform and our approach to education, support and coaching to address these challenges.

Business Strengths

We believe that the following business strengths differentiate us from our competitors and contribute to our success:

•

Brand Recognition and Reach.    We believe the Constant Contact brand is widely recognized in the small business community. A 2012 survey by The Business Journals of small to medium-sized businesses ranked our brand within the top five of business service brands. We have approximately 555,000 customers in more than 180 countries and territories.

•

Solutions Tailored to Meet the Needs of Small Organizations.    With millions of customer interactions each year by way of personal coaching and support, seminars, online tutorials, ongoing market research and customer surveys, we believe we have unique insights into the motivations and challenges facing small organizations. Our easy-to-use and affordable integrated suite of online marketing products, education, support, KnowHow and coaching are designed to help our customers succeed.

•	Integrated Engagement Marketing Product Offerings. Since launching our email marketing product in 2000, we have continued to expand our product offerings. We now offer social media marketing, event marketing, local deals, mobile storefronts and online survey products as well as NutshellMail, a free social media monitoring tool designed for small organizations, and a mobile application that extends the use of loyalty, rewards and membership cards and mobile coupons among consumers. When used in combination, we believe our integrated products provide customers with a unified engagement marketing platform that enhances their ability to create, build and strengthen customer relationships.

•

Significant Base of Recurring Revenue.    We benefit from a high level of customer loyalty. Our monthly retention rate of unique paying customers remains in our historical range of 97.8%, plus or minus 0.5%. We believe this represents a strong level of engagement and provides us with a significant base of recurring revenue and visibility into future performance.

•	Attractive Life-Time Value Model. Based on our historical average retention rate and revenue per unique customer, we estimate a lifetime revenue of approximately $2,000 per unique customer.

•

Commitment to Delighting our Customers.    We seek to delight our customers whenever possible. We do so through easy-to-use products, free unlimited support, KnowHow, coaching and education in the form of local seminars, webinars and tutorials. We believe that our commitment to delighting our customers and prospects drives our success.

•

Deliver success     According to a 2011 Aberdeen Group study, our customers have a 36% higher open rate, 60% better click-through rate and generate 29% more revenue as compared to users of other email marketing solutions.

•

Software-as-a-Service (SaaS).    We provide our products on an on-demand basis, meaning that our customers can access and use our products through a standard web browser. This enables our customers to quickly begin using our products with minimal up-front costs and limited technical expertise. It also allows us to deploy new applications and upgrades quickly and efficiently to our entire customer base.

Growth Strategy

Our growth strategy is driven by the following:

•	Acquire New Customers. We aggressively seek to continue to attract new customers by promoting the Constant Contact brand and educating prospects on the benefits of our engagement marketing tools.

•

Increase Revenue Per Customer.    We believe our large and growing paying customer base provides significant cross-sell opportunities. Additionally, by providing tools, best practices, education, KnowHow, coaching and support, we help our customers increase the size of their contact list, expand their following on social networks, get discovered through web and mobile searches and increase the number and frequency of times they hold events, survey their customers and conduct online deals. As a result of our initiatives to cross-sell our products and drive usage of our products, we seek to increase total revenue from each customer.

•

Retain our Customers.    We continuously seek to improve customer retention rates. We study the attributes of customers we have retained and analyze reasons why customers leave us to provide a continuous feedback loop and help us to improve our ability to retain customers.

•

Multi-Product Offering.    We believe there is significant opportunity in bundling and packaging our products on a common platform. We are committed to enhancing our existing products and launching new products to strengthen our multi-product focus and to grow our leadership position in engagement marketing.

•

Expand our Partner Distribution Channel.    We currently have partner relationships with over 9,500 local and national small business service providers. We believe that opportunities exist to expand the number of partners and increase the effectiveness of our partners.

•

Pursue Complementary Acquisitions.    We have made complementary acquisitions in the past and we intend to continue to evaluate potential acquisitions of additional technologies or businesses to enhance our technology and our product offerings and to access new customers and markets.

•

Expand Internationally.    We currently sell our products to customers in over 180 countries and territories, despite limited marketing efforts outside of the U.S. We have two regional development directors in Canada and a marketing office in the United Kingdom. We also offer certain customer support services in Spanish, including email marketing templates and webinars. We believe that opportunities exist to expand our presence outside the U.S.

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

•

Professionally Developed Templates.    Over 400 pre-designed email campaign templates help customers quickly create attractive and professional looking campaigns. These templates reflect a wide variety of themes and styles including newsletters, business letters, promotions and announcements and can be refined by varying color and formats. Our editing functionality enables customers to easily modify the templates. We also provide templates designed to appeal to specific vertical markets.

•

Contact List Growth and Management.    These tools help our customers build and manage their email contact lists. Our contact list building tools include file and spreadsheet import functionality as well as software plug-ins to import contact lists maintained in Microsoft® Outlook®, Intuit® QuickBooks®, ACT!® by Sage Software and Salesforce®. We also offer market leading free tools and applications that allow customers to add and update contacts. These include adding contacts directly from a computer or point of sale device, an iPhone® application with list building features, a “Join My Mailing List” application for a customer’s website, blog and Facebook page, and “text to join” and “scan to join” offerings for mobile devices.

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

•

Email Delivery Management.    Delivery management tools are incorporated throughout our product and are designed to maintain our high deliverability rates. Some of these tools are readily apparent to our customers, such as delivery tracking. Others are delivered through back-office processes, such as a spam content check and address validation. To improve the percentage of emails delivered, we work closely with Internet service providers, or ISPs, on spam prevention issues. According to data measured by an independent third party, over 97% of our customers’ emails were delivered past spam filters to their targeted email inbox in the United States during 2012. In addition, unsubscribe requests are automatically processed to help ensure ongoing compliance with government regulations and email marketing best practices.

•	MyLibrary and MyLibraryPlus. With MyLibrary, we enable customers to store up to five images and five documents for free. Stored images may be edited and resized as necessary for use in email campaigns. Our customers can also purchase MyLibraryPlus, our premium image and document hosting service. MyLibraryPlus provides access to our stock image gallery of thousands of images and up to 50 megabytes of document and image storage.

•

Email Archive.    We offer our customers the ability to create a hosted version of current and past email campaigns on our system and make them readily available to their constituents via a link on a customer’s website or on Facebook or Twitter. Archive provides our customers an ability to showcase on their website and social media sites the extent and breadth of their communication efforts.

For the year ended December 31, 2012, revenue from our email marketing product alone was approximately 85% of our total revenue.

Social Media

Social Campaigns

We launched Social Campaigns in January 2012. Social Campaigns allows users to create, publish, promote and run campaigns on Facebook that offer promotions or content targeted toward those who “Like” them and to incent others to “Like” and share them. Social Campaigns can be promoted to a customer’s email list, to existing Facebook fans, on LinkedIn and to Twitter followers. Social Campaigns enables small organizations to create professional looking pages on Facebook and drive social media engagement through campaigns designed to help grow their fan base, spark conversation and generate social word of mouth.

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

Social Media Monitoring

NutshellMail, our free social media monitoring tool, aggregates updates from most of the popular social media networking sites in an email that is sent to our customers at specified intervals. Supported sites include Facebook, Twitter, LinkedIn, Yelp®, MySpace®, YouTube®, foursquare® and Citysearch®.

Social Media Learning Tools

Our Social Media Quickstarter is a collection of simple guides to help our customers learn how to build online social connections in a fast and easy manner. Topics include a social media primer, sections dedicated to specific social network sites such as Facebook, Twitter, LinkedIn and YouTube, as well as topics on ratings and reviews, location based services, QR codes and integrating email and social media marketing.

EventSpot

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

can offer registrants the option of registering one or more guests, which assists customers with accurately planning event attendance. Options for guest registration include limits on the number of guests each registrant can bring, different event fees for member and non-member guests and an option for registrants to pay for their guests during the registration process. Customers can also collect information for each registered guest to help track new business leads and grow their existing contact list.

•

Email Invitations and Reminders.    Our easily customizable templates enable our customers to send professional looking communications such as invitations, reminders, updates and confirmations. Our event marketing product includes an event creation wizard, over 140 preformatted and customizable event templates and list management capabilities.

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

•

Collect Payments and Issue Tickets.    When setting up an event, customers can select the preferred currency for the event or make the event free. The correct currency symbol will display to registrants and, if credit card payment is enabled, the correct currency will be processed via PayPal® or Google CheckOut or through the customer’s merchant account or a customer can create a new merchant account through our relationship with ProPay®. Customers have the option to create and distribute tickets to their events which registered attendees can print.

•

Mobile Capabilities.    Event Check-in, available for iPhone and Android® mobile devices, allows event sponsors to access registrant information, identify participants as checked-in and email registrants by tapping an address on their smartphones. Event tickets are now available on Apple® Passbook®.

SaveLocal

SaveLocal makes it quick and easy for our customers to retain existing customers and attract new customers by creating, running and managing local deals, and provides them with end-to-end control over their deals at an affordable price. Our customers control their deal structure by deciding what they want to offer, how many coupons they want to sell and how long they want their deal to run. Our customers can generate new customers from their existing customers, who are given a bonus coupon for both buying the deal and sharing it on their social networks.

SinglePlatform

SinglePlatform provides our customers the power to manage all of their key online listings from one place by helping them to create a content rich digital storefront which can include digital menus, photos, services, and featured products. Content is distributed across our network of over 100 publishers; increasing reach and helping small businesses get found online and via mobile sites. Digital menus can be posted on a customer’s Facebook page or website and announcements can be sent to fans and followers about special offers and events. We acquired SinglePlatform in June 2012. For a description of the acquisition and related risks, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties” and Note 4, Acquisitions, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Survey

Our online survey product enables our customers to survey their customers or members and analyze responses. By selecting one of our customizable templates and editing our template questions or entering their own questions, our customers can easily create a professionally formatted survey. Our survey product includes a survey creation wizard, over 90 different preformatted and customizable survey templates and list management capabilities. Our Social Share feature makes it easy for our customers to post surveys to Facebook, Twitter, LinkedIn and other social networking sites.

By incorporating a real-time reporting function, our survey product enables customers to analyze overall survey results and specific answers submitted by individual respondents. Our survey product includes analytic features that enable our customers to segment results based on survey responses, easily edit filters for “slice and dice” analysis and view the results in intuitive, easy-to-understand graphical and data formats. Results can be exported to a Microsoft® Excel® file for additional analysis. In addition, we offer an online polling feature that enables our customers to create online polls for use on their websites and to view responses immediately.

CardStar

In January 2012, we acquired CardStar, a leading developer of mobile applications that extend the use of loyalty, rewards and membership cards and mobile coupons among consumers. The CardStar application consolidates loyalty, rewards and membership cards on smartphones, letting consumers use a single application rather than a series of physical cards. CardStar’s free mobile loyalty application currently has over three million registered users and is available on major mobile platforms, including iPhone, Android, and Blackberry®.

Customer Support

We provide free unlimited customer support to all customers and trialers of our products via phone, chat, email and social media. In the fourth quarter of 2012, our customer support employees engaged with our customers and trialers through approximately 4,000 calls, chats, emails and social media interactions per day. Our support teams are located at our headquarters in Waltham, Massachusetts and at our sales and support call center in Loveland, Colorado. We complement our customer support with free daily product tours offered via our website, a knowledge base of frequently asked questions and webinars that explain the benefits of engagement marketing.

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

As of December 31, 2012, we had 433 employees working in our customer support organization. Our customer support organization includes customer support, customer operations, training and compliance.

Other Services

We also offer our customers the following services:

Custom Services.    Although the majority of our customers select the “do-it-yourself” approach, we also offer custom services to customers who would like their email campaigns, event promotions or surveys prepared for them. Our custom service offerings range from a low-cost getting started service to custom campaign creation.

Training Programs.    Our regional development directors and authorized local experts deliver free marketing best practices seminars with the goal of providing small businesses, non-profits and small organizations the confidence they need to use our products. We also offer a one-day paid workshop that provides attendees with comprehensive training emphasizing the use of our products.

Customers

We have maintained a consistent focus on small organizations. As of December 31, 2012, we served a large and diverse group of approximately 555,000 unique customers. This customer base is comprised of business-to-business users, business-to-consumer users and non-profits and associations. We serve a wide range of business-to-business customers, including law firms, accountants, marketing and public relations firms, recruiters, industrial products suppliers and independent consultants. They typically use our products to showcase their subject matter knowledge and educate their audiences by sending informational newsletters and announcements about their company or industry. We also serve a diverse base of business-to-consumer customers, including but not limited to on-and off-line retailers, restaurants, realtors, travel and tourism businesses, yoga studios and day spas. These customers typically use our products to promote their offerings with the intent of generating regular, repeat business from their customers and prospects. Finally, we serve a variety of non-profits and associations, including religious organizations, charities, trade associations, alumni associations and other non-profits. They typically use our products to maintain regular communications with their members and inform them about news and events pertaining to their groups, as well as to drive event attendance, volunteer participation and fundraising efforts. We estimate that approximately two-thirds of our customers have fewer than ten employees. For the year ended December 31, 2012, our average monthly revenue per customer was $40.22. We have low customer concentration as our top 100 customers in 2012 accounted for less than 1% of our total revenue. Customers in more than 180 countries and territories currently use our products. During 2012, we generated approximately 10% of our revenue from countries outside of the U.S.; however significantly all of our long-lived assets were held in the U.S.

We measure customer satisfaction on a monthly basis by surveying our customers. Based on these surveys and our low customer attrition rate, we believe that our overall customer satisfaction is strong.

Sales and Marketing

Our sales and marketing efforts are designed to attract potential customers to our website, enroll them in a free trial, encourage them to engage with our products, convert them to paying customers, introduce and cross-sell our multiple integrated products and add-ons, encourage them to use our products effectively and retain them as ongoing customers. We employ sophisticated strategies to acquire our customers by using a variety of sources, including but not limited to, online advertising, partner relationships, television and radio advertising, regional initiatives, referrals and general brand awareness. We also invest in public relations and thought leadership to build our overall brand and visibility.

Customer Acquisition Sources

Television and Radio Advertising.    Our television and radio advertising campaigns are designed to build awareness and distinguish the value of the Constant Contact brand and drive market awareness of our products.

Online Advertising.    We advertise online through pay-per-click advertising with search engines, including Google, Yahoo! and Bing®, and banner advertising with online advertising networks and other websites likely to be frequented by small organizations.

Partners.    We have relationships with over 9,500 active partners who refer customers to us through links on their websites and outbound promotions to their customers. Our partners include solution providers, franchisors and other distribution partners, AppConnect® partners, strategic partners and affiliate partners. Solution providers, which include web developers, small business consultants, marketing consultants and social media consultants, are typically small business influencers who sell our products, provide implementation services and refer us to their customers. Franchisors and other distribution partners are typically larger organizations that want their affiliates (franchisees in the case of franchises) to use our products. AppConnect partners, which include companies offering software applications, point of sale solutions, web applications and small business accounting solutions, have software or technical solutions that are integrated with our products. We typically market our products to their base of customers. Strategic partners are major companies who want to provide their customers with access to our products. Affiliate partners provide links to our website from their website. Most of our partners either share a percentage of the revenue received by us, receive a discount on their customer accounts or receive a one-time referral fee. We promote many of our solution providers and AppConnect partners in our Constant Contact MarketPlace.

Word-of-Mouth Referrals.    New customers frequently indicate that they learn about us from a current customer. We also offer our paying customers a referral incentive consisting of a $30 credit for them and for any customer they refer. The majority of referral customers do not use the incentive program.

Footer Click-Throughs.    New customers also come to us by clicking on the Constant Contact link included in the footer of substantially all of the emails sent by our customers. In 2012, our customers sent over 45 billion emails.

Sales Efforts

Customer Marketing Coaches.    As of December 31, 2012, we employed a team of 151 phone-based sales professionals who call U.S.-, Canadian- and United Kingdom-based trial customers to assist them in their initial use of our products and encourage conversion to a paid subscription. Our specialists have a deep understanding of the marketing goals, best practices and types of campaigns and offers that generate positive results. In addition to product knowledge, we offer our customers specialized advice to help make their campaigns successful.

Local Initiatives.    As of December 31, 2012, we employed a team of 21 regional development directors who focus on educating small organizations on the benefits of our products in their local markets. These employees are located across the United States and in Canada and typically provide free local seminars to chambers of commerce and other small business groups about engagement marketing. We also enhance our local reach through approximately 275 authorized local experts that deliver seminars on our behalf.

Distance Learning.    We offer free online webinars to prospects and customers on a wide variety of topics designed to educate them about the benefits of engagement marketing and guide them in the use of our products.

Other Initiatives

Press Relations and Thought Leadership.    We survey our customer base on a periodic basis to assess small business expectations, attitudes and challenges. We publish the results and seek to get print and radio coverage of our results. We also publish engagement marketing, email marketing, social media marketing, event marketing and survey best practices and advice through our Hints & Tips newsletters and on our blog. In addition, in 2012, our CEO authored Engagement Marketing: How Small Business Wins in a Socially Connected World, which was published by Wiley Publishing. These efforts enhance our brand awareness and industry leadership.

Customer Cross-Sell.    We work to understand the best time and methods to introduce our multiple products to our customers. These methods include in-product promotions, website promotions, email promotions, personal coaching and other methods. We target these cross promotions based upon trends, product usage patterns, industry and other factors.

Customer Retention.    We analyze the reasons why customers leave us and attempt to identify customers that are at risk. We coach our customers on the effective use of our products. In addition, our research has shown that customers who use more than one product have higher retention rates; therefore, we encourage our customers to consider additional products and add-ons.

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

In the years ended December 31, 2012, 2011 and 2010, we spent approximately $104.5 million, $89.2 million and $78.9 million, respectively, on sales and marketing. Our sales and marketing expense as a percentage of revenue for the years ended December 31, 2012, 2011 and 2010 was 42%, 42% and 45%, respectively. As of December 31, 2012, we had 306 employees working in our sales and marketing organization.

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

Our production system hardware and the disaster recovery hardware for our production system, with the exception of SinglePlatform, are each co-located in third-party hosting facilities. One facility is located in Bedford Massachusetts, owned and operated by Digital 55 Middlesex, LLC, an affiliate of Digital Realty Trust, Inc., and it provides services to us under an agreement that will expire in December 2016 with two five-year extension options. The second facility is located in Santa Clara, California and owned by Digital Alfred, LLC, also an affiliate of Digital Realty Trust, Inc. The term of the agreement commenced in May 2011 for a period of six years with two four-year extension options. Both hosting facilities provide around-the-clock security personnel, video surveillance and access controls, and are serviced by onsite electrical generators and fire detection and suppression systems. Both facilities also have multiple Tier 1 interconnects to the Internet.

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

We protect our customers’ data using security practices and technology solutions that are often unavailable to small organizations. We do not use our customers’ confidential information, including their contact lists, except in the delivery of our product, nor do we sell or rent this information.

Changes to our production environment are tracked and managed through a formal maintenance request process. Production hardware changes are handled in the same manner as software product releases and are first tested on a quality system, then verified in a staging environment, and finally deployed to the production system, which we generally seek to accomplish without system downtime. As of December 31, 2012, we had 48 employees working in our operations organization.

Research and Development

We have made substantial investments in research and development as a part of our strategy to continually improve the ease of use and technological scalability of our existing products as well as to develop new features and product offerings. Our engineering team adheres to a well-defined and managed software development lifecycle model. This model, which emphasizes the use of agile development practices, defines how we envision, plan, develop and test our products. Engineering is responsible for defining our technology and operations vision and executing on our product roadmaps. Our product strategy organization includes market analysts, product managers and user interface designers. This group also performs competitive and market analysis and oversees product pricing as well as systematic product usability testing. Engineering and product strategy work cooperatively to prioritize our research and development efforts by balancing our need for product enhancements, security and scalability.

Our research and development expense totaled approximately $38.8 million for 2012, $29.5 million for 2011 and $24.0 million for 2010. Our research and development expense as a percentage of revenue for each of the years ended December 31, 2012, 2011 and 2010 was 15%, 14% and 14%, respectively. As of December 31, 2012, we had 240 employees working in our engineering and product strategy organizations.

Competition

The market for vendors offering online marketing tools is fragmented, competitive and evolving. Few competitors offer multiple products and none offer our complete suite of engagement marketing tools for small organizations. We believe the following are the principal competitive factors in this market:

•	brand;

•	ease of use and effectiveness;

•	integrated solutions;

•	product functionality, performance and reliability;

•	customer support, coaching and education;

•	affordability; and

•	product scalability.

Our email marketing product primarily competes with vendors focused on the small and medium-size business market, or SMB market. Some of the vendors who are focused on the SMB email market include: AWeber Systems, Inc., iContact Corporation, a subsidiary of Vocus, Inc., Protus, a subsidiary of j2 Global Communications, Inc. (Campaigner®), The Rocket Science Group LLC (MailChimp®), Vertical Response, Inc. and VistaPrint N.V. These vendors typically charge a low monthly entry fee or a low fee per number of emails sent and, in some cases, they have a free offering. While we generally do not compete with vendors focusing on enterprise or larger customers, we may compete with them in the future. We may also face future competition in the email marketing market from new companies entering our market, which may include large, established companies. Our event marketing product competes with offerings by Eventbrite, Inc., Evite, LLC a wholly-owned, operating business of IAC/InterActiveCorp, Regonline, a division of The Active Network, Inc., and Cvent, Inc. Our Social Campaigns product competes with offerings by Offerpop Corporation, Pagemodo, a subsidiary of VistaPrint N.V., Vocus Social Media LLC doing business as North Social® and Wildfire Interactive, Inc. Our SaveLocal product competes with offerings by Groupon, Inc., LivingSocial, Inc., Amazon Local™ and Googleoffers™. Our SinglePlatform product competes with offerings by Yext, Inc. and Locu, Inc. Our survey product competes with offerings by Surveymonkey.com Corporation and Widgix, LLC doing business as SurveyGizmo®.

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

We believe our easy-to-use, affordable and integrated products, education, KnowHow and coaching differentiate us from the competition.

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

Moreover, some foreign countries, including the countries of the European Union, Israel and Canada, have regulated or are in the process of regulating the distribution of commercial email and the online collection and disclosure of personal information. To the extent we conduct business operations in certain foreign countries, such as the United Kingdom and Canada, we may be subject directly to the laws in these countries. In addition, foreign governments may attempt to apply their laws extraterritorially or through treaties or other arrangements with U.S. governmental entities.

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

Others may develop products that are similar to our technology. We enter into confidentiality and other written agreements with our employees, consultants, partners and vendors, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary technology and other information. These confidentiality and other written agreements, however, offer only limited protection, and we may not be able to enforce our rights under such agreements. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a product with the same functionality as our product. Policing unauthorized use of our products and intellectual property rights is difficult and nearly impossible on a worldwide basis. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriations of our technology or intellectual property rights.

“Constant Contact®” is a registered trademark in the United States, Canada and in the European Union. We also hold trademarks and service marks identifying certain of our products or features of our products. We currently hold one issued U.S. patent and have two patent applications pending in the U.S. Patent and Trademark office.

Employees

As of December 31, 2012, we had 1,162 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good.

Facilities

Our corporate headquarters, including our principal administrative, marketing, sales and support and research and development organizations, is located in Waltham, Massachusetts. We currently lease approximately 145,000 square feet in this facility under a lease agreement, as amended, that expires in September 2022 with one ten-year extension option. We expect to occupy approximately 106,000 additional square feet in this facility over the next three years. As of December 31, 2012, 694 of our employees were based in this facility. We also lease approximately 50,000 square feet of office space in Loveland, Colorado under a lease agreement that will expire in April 2019 with three three-year extension options. This facility is used for sales and support personnel and, as of December 31, 2012, 316 employees were based in this location. We lease a small amount of general office space in Delray, Florida, San Francisco, California, New York, New York (two facilities) and London, England under lease agreements that expire at varying dates through 2017. The facilities in California and Florida and one of the New York locations are used for research and development personnel. The other New York facility houses SinglePlatform and our London facility houses marketing personnel. As of December 31, 2012, five employees were based in Florida, 19 employees were based in California, 90 employees were based in New York and three employees were based in London. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

If we are unable to attract new customers and retain existing customers, our business and results of operations will be affected adversely.

To succeed, we must continue to attract and retain a large number of customers. Over the last few years, there has been a decline in the number of new customers we have added on an annual basis. In 2011, we added fewer new customers than we added in 2010 and in 2012 we added fewer new customers then we added in either 2010 or 2011. We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website, television and radio advertising, the efforts of our partners and the inclusion of a link to our website in substantially all of our customers’ emails. In addition, we are committed to providing our customers with a high level of support. As a result, we believe many of our new customers are referred to us by existing customers. However, customers cancel their accounts for many reasons, including economic concerns, business failure or a perception that they do not use our product effectively, the service is not a good value and that they can manage their online marketing efforts without our products. In some cases, we terminate an account because the customer fails to comply with our standard terms and conditions. As our customer base continues to grow, even if our customer retention rates remain the same on a percentage basis, the absolute number of customers we lose each month will increase. We must continually add new customers to replace customers whose accounts are cancelled or terminated, which may involve significantly higher marketing expenditures than we currently anticipate. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our business and results of operations would be affected adversely.

Our business is substantially dependent on the market for email marketing services for small organizations.

We derive, and expect to continue to derive, a substantial portion of our revenue from our email marketing product for small organizations, including small businesses, associations and non-profits. For the year ended December 31, 2012, our revenue from our email marketing product alone was approximately 85% of our total revenue. Widespread acceptance of email marketing among small organizations will continue to be critical to our future growth and success. There is no certainty regarding how the market for email marketing will continue to develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make email marketing convenient, effective and affordable. If small organizations determine that email marketing does not sufficiently benefit them or utilize alternative or new electronic methods of communicating with their customers, existing customers may cancel their accounts and potential customers may decide not to adopt email marketing. If the market for email marketing services fails to continue to grow or grows more slowly than we currently anticipate, demand for our services may decline and our revenue would suffer.

Our growth strategy requires us to expand our product offerings beyond email marketing and this expansion may not be successful.

We have traditionally focused our business on providing our email marketing product for small organizations, but in the last few years we have expanded our product offerings. In 2007, we introduced our survey product and our add-on email archive service that enables our customers to archive their past email campaigns. In 2009, we launched our event marketing product. Through our acquisition of Nutshell Mail, Inc., which we completed in May 2010, we now provide a tool for small organizations to monitor and engage with social media networks. In January 2012, we launched our Social Campaigns product which allows small businesses the ability to run multi-step, results-oriented campaigns on their social networks. Also, in January 2012, we announced the acquisition of CardStar, a leading developer of mobile applications that extend the use of loyalty, rewards and membership cards and mobile coupons among consumers. In February 2012, we announced the introduction of our new SaveLocal product, which makes it quick and easy for our customers to create, run and manage local deals. In June 2012, we acquired SinglePlatform, a company that helps small business get discovered through web and mobile searches by providing a single place to update relevant business information. Our efforts to introduce new products beyond our email marketing product or to offer a bundled offering of two or more of our products may not result in significant revenue growth, may not be complementary to our email marketing product, may not be timely, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business or product, any of which may harm our financial performance and impede our long-term growth strategy.

U.S. federal legislation and the laws of many foreign countries impose certain obligations on the senders of commercial emails, which could minimize the effectiveness of our products, particularly our email marketing product, and establish financial penalties for non-compliance, which could increase the costs of our business.

The CAN-SPAM Act establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our customers’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our products. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email such as the laws of Canada and the United Kingdom, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our business, and our reputation would suffer. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.

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

Our existing general liability insurance may not cover any, or cover only a portion of any, potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would increase our operating expenses and reduce our net income.

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

Our principal email marketing competitors include providers of email marketing products for small to medium size businesses such as AWeber Systems, Inc., iContact Corporation, a subsidiary of Vocus, Inc., Protus, a subsidiary of j2 Global Communications, Inc. (Campaigner), The Rocket Science Group LLC (MailChimp), Vertical Response, Inc. and Vistaprint N.V. These vendors typically charge a low monthly entry fee or a low fee per number of emails sent and, in some cases, they have a free offering. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, there are a number of other vendors that are focused on providing email marketing products for larger organizations, including Alterian Inc., CheetahMail, Inc., a subsidiary of Experian Group Limited, ExactTarget, Inc., Responsys Inc., Silverpop Systems Inc., Eloqua Limited, a subsidiary of Oracle Corporation, and StrongMail Systems, Inc. While we do not compete currently with vendors of email marketing products serving larger customers, we may compete with these providers in the future. Finally, in the future, our email marketing product may experience competition from Internet Service Providers, or ISPs, advertising and direct marketing agencies and other large established businesses, possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these entities could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering.

Our other products also face intense competition. EventSpot, our event marketing product, competes with offerings by Eventbrite, Inc., Evite, LLC, a wholly-owned, operating business of IAC/InterActiveCorp, Regonline, a division of The Active Network, Inc., and Cvent, Inc. Our Social Campaigns product competes with offerings by Offerpop Corporation, Pagemodo, a subsidiary of VistaPrint N.V., Vocus Social Media LLC doing business as North Social and Wildfire Interactive, Inc. Our survey product competes with similar offerings by Surveymonkey.com Corporation and Widgix, LLC doing business as SurveyGizmo. Our SaveLocal product competes with offerings by Groupon, Inc., LivingSocial, Inc., Amazon Local and Googleoffers. Our SinglePlatform product competes with offerings by Yext, Inc. and Locu, Inc.

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

Our products are designed specifically for small organizations. These organizations frequently have limited budgets and are often resource and time-constrained and, as a result, may be more likely to be significantly affected by economic downturns than their larger, more established counterparts. We believe that small organizations continue to experience some amount of economic hardship. As a result, small organizations may choose to spend the limited funds that they have on items other than our products and may experience higher failure rates. Moreover, if small organizations experience economic distress, they may be unwilling or unable to expend time and financial resources on marketing, which would negatively affect the overall demand for our products, increase customer attrition and could cause our revenue to decline. There can be no assurance, therefore, that current economic conditions or worsening economic conditions, or a recurring recession, will not have a significant adverse impact on our operating and financial results.

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

Our production disaster recovery system is located at one of our third-party hosting facilities. Our corporate disaster recovery system is located at our headquarters in Waltham, Massachusetts. Neither system provides real-time backup or has been tested under actual disaster conditions and neither system may have sufficient capacity to recover all data and services in the event of an outage. In the event of a disaster in which our production system hardware and the disaster recovery operations for our production system hardware are irreparably damaged or destroyed, we would experience interruptions in access to our products. Moreover, our headquarters and our production system hardware are located within several miles of each other. As a result, any regional disaster could affect these locations equally. Any or all of these events could cause our customers to lose access to our products, which will harm our business and results of operations.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business may be adversely affected.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties, including so-called non-practicing entities, which are entities that have no operating business but exist purely as collectors of patents, may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. These claims, whether or not successful, could:

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

As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. In addition, many of our agreements with our partners and others require us to indemnify them for third-party intellectual property infringement claims, which would increase the cost to us resulting from an adverse ruling on any such claim. Even if we have not infringed any third party’s intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management time. Finally, if a third party successfully asserts a claim that our products infringe its proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all and we may be required to pay significant monetary damages to such third party.

We may be subject to time-consuming and costly litigation.

From time to time, we may be subject to various claims and lawsuits by partners, customers, or other parties arising in the ordinary course of business, including lawsuits alleging patent infringement. We are currently a party to the actions that are described in Part I, Item 3 “Legal Proceedings” included elsewhere in this Annual Report on Form 10-K. These matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, the results of any of these actions may have a material adverse effect on our operating results.

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

If we fail to promote and maintain our brands in a cost-effective manner, we may lose market share and our revenue may decrease.

We believe that developing and maintaining awareness of the Constant Contact brands in a cost-effective manner is critical to our goal of achieving widespread acceptance of our engagement marketing platform and attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our industry increases. Successful promotion of our brands will depend largely on the effectiveness of our marketing efforts and the effectiveness and affordability of our products for our target customer demographic. Historically, our efforts to build our brands have involved significant expense, and it is likely that our future marketing efforts will require us to incur additional significant expenses. Such brand promotion activities may not yield increased revenue and, even if they do, any revenue increases may not offset the expenses we incur to promote our brands. If we fail to promote and maintain our brands successfully, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may lose our existing customers to our competitors or be unable to attract new customers, which would cause our revenue to decrease.

We depend on search engines to attract a significant percentage of our customers, and if those search engines change their listings or our relationship with them deteriorates or terminates, we may be unable to attract new customers, which would adversely affect our business and results of operations.

Many of our customers located our website by clicking through on search results displayed by search engines such as Google®, Yahoo® and Bing. Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract a significant percentage of the customers we serve to our website. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer potential customers clicking through to our website, requiring us to resort to other costly resources to attempt to replace this traffic, which, in turn, could reduce our revenue and negatively impact our operating results, harming our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, or our revenue could decline and our business may suffer. The cost of purchased search listing advertising fluctuates and may increase as demand for these channels grows, and any such increases could negatively affect our financial results.

The success of our business depends on the continued growth and acceptance of email as a communications tool and the related expansion and reliability of the Internet infrastructure. If consumers do not continue to use email or alternative communications tools gain popularity, such as social media or text messaging, demand for our email marketing product may decline.

The future success of our business depends on the continued and widespread adoption of email as a primary means of communication. Security problems such as “viruses,” “worms” and other malicious programs or reliability issues arising from outages and damage to the Internet infrastructure could create the perception that email is not a safe and reliable means of communication, which would discourage businesses and consumers from using email. Use of email by businesses and consumers also depends on the ability of ISPs to prevent unsolicited bulk email, or “spam,” from overwhelming consumers’ inboxes. In recent years, ISPs have developed new technologies to filter unwanted messages before they reach users’ inboxes. In response, spammers have employed more sophisticated techniques to reach consumers’ inboxes. Although companies in the anti-spam industry have started to address the techniques used by spammers, if security problems become widespread or frequent or if ISPs cannot effectively control spam, the use of email as a means of communication may decline as consumers find alternative ways to communicate. In addition, if alternative communications tools, such as social media or text messaging, gain widespread acceptance, the need for email may lessen. Any decrease in the use of email would reduce demand for our email marketing product and harm our business.

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

Our customers could use our products or website to transmit negative messages or website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, or report inaccurate or fraudulent data or information. Any such use of our products could damage our reputation and we could face claims for damages, copyright or trademark infringement, defamation, negligence or fraud. Moreover, our customers’ promotion of their products and services through our products may not comply with federal, state and foreign laws. We cannot predict whether our role in facilitating these activities would expose us to liability under these laws. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

Our customers’ use of our SaveLocal product may negatively impact our reputation and could subject us to legal and regulatory risks, each of which could harm our business and results of operations.

Our brand and reputation may be harmed by our customers’ use of our SaveLocal product. Any shortcomings of one or more of our SaveLocal customers, particularly with respect to an issue affecting the quality of the deal offered or the products or services sold or such customer’s fraudulent or deceptive conduct, may be attributed to us, potentially damaging our reputation and brand value, reducing our ability to attract new customers or retain our current customers and subjecting us to potential liability, thereby negatively affecting our results of operations.

The application of certain U.S. and international laws and regulations to SaveLocal deals and to our role in facilitating our customers’ offer of SaveLocal deals is uncertain. These include laws and regulations such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, the laws of most states, which contain provisions governing product terms and conditions of gift cards, gift certificates, stored value or pre-paid cards or coupons and unclaimed and abandoned property laws. These laws may include provisions prohibiting or limiting the use of expiration dates on gift cards or the amount of fees charged in connection with gift cards or requiring specific disclosures on or in connection with gift cards and the imposition of certain fees.

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

Sales of our products are impacted by seasonality. The third calendar quarter has typically been our slowest quarter for customer growth because our prospective customers typically do not engage as much with their customers during the slower summer months. We typically increase our sales and marketing activities at the end of the third quarter and during the fourth quarter in anticipation of the holiday season. If these seasonality trends change materially, our financial and operating results for any given quarter may be negatively impacted and may differ materially from results in prior quarterly periods. In addition, our recent acquisition of SinglePlatform may impact our historical seasonality trends.

If we fail to enhance our existing products or develop new products, our products may become obsolete or less competitive and we could lose customers.

If we are unable to enhance our existing products successfully, including our current plans to update our editing environment and improve our contact management functionality, or develop new products that keep pace with rapid technological developments and meet our customers’ needs, our business will be harmed. Creating and designing such enhancements and new products entails significant technical and business risks and requires substantial expenditures and lead-time, and there is no guarantee that such enhancements and new products will be completed in a timely fashion, nor is there any guarantee that any new product offerings will anticipate our customer’s needs or gain acceptance among our customers or in the broader market. In addition, such enhancements and new products may not be profitable for a number of years, if at all, and even if they are profitable, operating margins for new products may not be as high as the margins we have experienced historically. Our existing customers and prospective new customers may be dissatisfied with our enhancements to our existing products and may leave us or choose competing providers, or may not view any new product as complementary to our other product offerings and not purchase such additional products.

If we cannot successfully enhance our existing services or develop new products or if we are not successful in implementing such enhancements and selling new products to our customers, we could lose customers or have difficulty attracting new customers, which would adversely impact our financial performance.

Our relationships with our partners may not be as successful in generating new customers as we anticipate, which could adversely affect our ability to increase our customer base.

We maintain a network of different types of partners, some of whom refer customers to us through links on their websites and outbound promotion to their customers, resell our products and create integrations with our products. We have invested and will continue to invest in programs to enhance our partners’ effectiveness; however, these programs could require substantial investment while providing no assurance of return or incremental revenue. We also rely on some of our partners to create integrations with third-party applications and platforms used by our customers. If we fail to encourage our partners to create such integrations, demand for our products could decrease, which would harm our business and operating results. If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us. The number of customers we are able to add through these relationships is dependent on the marketing efforts of our partners over which we exercise very little control, and a significant decrease in the number of new customers generated through these relationships or failure of our investment in partner programs to be effective could adversely affect the size of our customer base and revenue.

Competition for employees in our industry is intense, and we may not be able to attract and retain the highly skilled employees whom we need to support our business.

Competition for highly skilled engineering and marketing personnel is intense and we continue to face difficulty identifying and hiring qualified personnel in certain areas of our business and in certain locations. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, particularly in high-technology industries, often consider the value of any equity they may receive in connection with their employment. As a result, any significant volatility in the price of our stock, including the recent decline in share value, may adversely affect our ability to attract or retain highly skilled engineering and marketing personnel.

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

The success of our SinglePlatform offering is based, in part, on the quality of the content provided by our SinglePlatform customers and our ability to maintain a strong network of publishers.

Our SinglePlatform customers provide us with current information about their business that we, in turn, provide to our network of electronic publishers, such as foursquare, YP.com and Urbanspoon®. The success of the SinglePlatform offering depends, in part, on our ability to provide these publishers and their consumers with the information they seek, which in turn depends on the quantity and quality of the content provided by our SinglePlatform customers. For example, we may be unable to provide these publishers and their consumers with the information they seek if our customers do not contribute content that is helpful, reliable and up-to-date, or if they remove content they previously submitted. If our SinglePlatform product does not provide content that is helpful, reliable and up-to-date, our ability to maintain our current network of electronic publishers and sign up new publishers could be harmed. If we are unable to provide our electronic publishers and their consumers with the information they seek, or if they can find equivalent content on other services, they may stop or reduce their use of our product, which could negatively impact our ability to retain existing customers and obtain new customers and our business would be harmed.

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

We rely on computer hardware purchased and software licensed from third parties in order to offer our products, including hardware and software from such large vendors as International Business Machines Corporation, Dell

Computer Corporation, 3PAR Inc., a division of the Hewlett-Packard Company, Oracle Corporation, Juniper Networks, Inc., Cisco Systems, Inc., Ciena Corporation and EMC Corporation. This hardware and software may not continue to be available on commercially reasonable terms, or at all. If we lose the right to use any of this hardware or software or such hardware or software malfunctions, our customers could experience delays or be unable to access our services until we can obtain and integrate equivalent technology or repair the malfunctioning hardware or software. Any delays or failures associated with our services could upset our customers and harm our business. In addition, if we fail to remain in compliance with the licensing requirements related to any third-party computer hardware and software we use, we may be subject to unanticipated expenses, auditing costs, penalties and the loss of such hardware and software, all of which could have a material adverse effect on our financial condition and results of operations.

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

Customers in more than 180 countries and territories currently use our products. In 2011, we opened a marketing office in the United Kingdom and we may continue to expand our international operations in the future. Accordingly, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. The risks and challenges associated with providing our products to customers outside the United States include:

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

We have incurred net losses in the past and expect to incur net losses on a quarterly basis in the future.

We have incurred net losses in the past and expect to incur net losses on a quarterly basis in the future. We reported net income for 2012, 2011 and 2010, however, we experienced net losses in prior years and a net loss for the second quarter of 2012. While we expect to generate future profitability, we may experience net losses in future periods, particularly quarterly periods. In addition, we expect our operating expenses to increase as we continue to expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected.

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

As of December 31, 2012, we had net operating loss carry-forwards of $42.9 million for U.S. federal tax purposes and $1.1 million for state tax purposes. These loss carry-forwards expire at varying dates between 2013 and 2032. To the extent available, we intend to use these net operating loss carry-forwards to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carry-forwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. While our analysis shows that our public stock offerings and prior private financings have not resulted in ownership changes that would limit our ability to utilize net operating loss carry-forwards, any subsequent ownership changes could result in such a limitation. To the extent our use of net operating loss carry-forwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carry-forwards, which could have a negative effect on our financial results.

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

Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:

•	our ability to attract new customers, retain existing customers and satisfy our customers’ requirements;

•	general economic conditions;

•	average revenue per customer;

•	changes in our pricing policies;

•	our ability to expand our business;

•	our ability to execute successfully on our strategy;

•	new product and service introductions;

•	technical difficulties or interruptions in our services as a result of our actions or those of third parties;

•	the timing of additional investments in our hardware and software systems;

•	the seasonal trends in our business;

•	regulatory compliance costs;

•	costs associated with future acquisitions of technologies and businesses and our ability to successfully integrate these acquisitions; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

We have completed four acquisitions in the past three years, including our most recent acquisition of SinglePlatform in June 2012. We have, from time to time, evaluated other acquisition opportunities and may pursue acquisition opportunities in the future. Acquisitions involve numerous risks, including:

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	quarterly unique customer additions and customer retention rates;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in general economic, industry and market conditions;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	our ability to successfully integrate acquisitions;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	the total number of shares of our common stock that have been sold short.

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

We conduct our operations in leased facilities. We currently lease approximately 145,000 square feet of office space in Waltham, Massachusetts pursuant to a lease agreement, as amended, that expires in September 2022 with one ten-year extension option. This facility serves as our corporate headquarters. The functions performed at our headquarters include finance, human resources, legal, marketing, sales, customer support, operations, product strategy and research and development. We expect to occupy approximately 106,000 additional square feet of space in this facility over the next three years.

In Loveland, Colorado, we lease approximately 50,000 square feet of office space under a lease agreement that will expire in April 2019 with three three-year extension options. This facility is used for sales and support personnel. We lease approximately 8,000 and 2,000 square feet of office space in San Francisco, California and Delray, Florida, respectively, pursuant to lease agreements that expire in 2017 and 2016, respectively, and approximately 14,000 square feet of office space in two facilities in New York, New York pursuant to lease agreements that expire in 2014 and 2016. The facilities in California and Florida and one of the New York locations are used for research and development personnel. The other New York facility houses SinglePlatform. We also lease a small amount of office space in London pursuant to a lease agreement that expires in 2013, which is used to house marketing personnel.

Our production system hardware and the disaster recovery hardware for our production system, with the exception of SinglePlatform, are currently co-located in third-party hosting facilities. One facility, located in Bedford, Massachusetts, is owned and operated by Digital 55 Middlesex, LLC, an affiliate of Digital Realty Trust, Inc., which provides services to us under an agreement that expires in December 2016 with two five-year extension options. The other facility, located in Santa Clara, California, is owned and operated by Digital Alfred, LLC, also an affiliate of Digital Realty Trust. The agreement for the facility in Santa Clara commenced in May 2011 and has an initial term of six years with two four-year extension options.

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

On August 7, 2012, two former employees, on behalf of themselves and all other similarly situated individuals, or collectively, the FLSA Plaintiffs, filed a complaint in the U.S. District Court for the District of Massachusetts that named us as a defendant in a lawsuit. The complaint, which was served on us on August 9, 2012, alleges that we violated the Fair Labor Standards Act and the Massachusetts overtime law with respect to certain of our current and former sales employees. The FLSA Plaintiffs’ complaint seeks an award for damages in an unspecified amount. A court-sanctioned mediation session with an independent mediator is scheduled to occur in March 2013. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, we believe we have meritorious defenses and intend to defend the lawsuit vigorously.

On September 24, 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the U.S. District Court for the Eastern District of Texas that named us as a defendant in a lawsuit. The complaint, which was served on us on December 26, 2012, alleges that certain elements of our email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. On February 11, 2013, RPost amended its complaint to name five of our partners as defendants. Under our contractual agreements with these partners, we are obligated to indemnify them for claims related to patent infringement. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, we believe we have meritorious defenses to any claim of infringement and intend to defend the lawsuit vigorously.

On November 14, 2012, we filed a complaint in the U.S. District Court for the District of Delaware against Umbanet, Inc., or Umbanet, seeking a declaratory judgment that two patents held by Umbanet, or collectively, the Umbanet Patents, are not infringed by a customer’s use of our email marketing product and that such patents are invalid. We refer to this matter as the Delaware Case. We filed the Delaware Case in response to a complaint filed by Umbanet in the U.S. District Court for the District of New Jersey against one of our customers alleging that the customer’s use of our email marketing product infringed the Umbanet Patents. We refer to this matter as the New Jersey Case. Umbanet has filed a motion in the Delaware Case seeking to dismiss the complaint or, in the alternative, stay the case pending resolution of the New Jersey Case. We have filed a motion in the New Jersey Case seeking to stay the case pending resolution of the Delaware Case. These litigation matters are in a very early stage. As a result, neither the ultimate outcome of these matters nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. We believe that we have meritorious defenses to any claim of infringement and intend to pursue these matters vigorously.

From time to time we may become subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of our business. While the outcome of these other claims cannot be predicted with certainty, we do not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “CTCT” on the NASDAQ Global Select Market. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the NASDAQ Global Select Market:

	High	Low
2011:
First Quarter	$36.13	$26.25
Second Quarter	$36.33	$21.59
Third Quarter	$25.97	$14.46
Fourth Quarter	$25.62	$15.85
2012:
First Quarter	$32.18	$21.49
Second Quarter	$30.88	$15.71
Third Quarter	$21.22	$15.66
Fourth Quarter	$18.56	$11.50
2013:
First Quarter (through February 25, 2013)	$16.06	$13.09

Holders of Our Common Stock

As of February 25, 2013, there were 48 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividends; Equity Repurchases

We have never paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. Neither we nor any affiliated purchaser or anyone acting on behalf of us made any purchases of shares of our common stock in the fourth quarter of 2012.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

Stock Performance Graph

The following stock performance graph compares the cumulative total return to stockholders for our common stock for the period from December 31, 2007 through December 31, 2012 against the cumulative total return of the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index.

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

Chart is prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2013

*	Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

**

Calculated (or Derived) based from CRSP NASDAQ Computer and Data Processing, Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2013. Used with permission. All rights reserved.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of under the Securities Act of 1933, as amended, or the Securities Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share and customer data)
Statements of Operations Data:
Revenue	$252,154	$214,420	$174,231	$129,061	$87,268
Cost of revenue(1)	73,547	61,491	50,825	37,692	24,251

Gross profit	178,607	152,929	123,406	91,369	63,017

Operating expenses(1):
Research and development	38,787	29,478	23,985	18,367	15,123
Sales and marketing	104,527	89,211	78,881	61,023	42,851
General and administrative	31,132	23,979	17,625	13,749	9,508
Acquisition costs and other related charges	(11,355)	264	403	—	—

Total operating expenses	163,091	142,932	120,894	93,139	67,482

Income (loss) from operations	15,516	9,997	2,512	(1,770)	(4,465)
Interest and other income (expense), net	231	262	341	510	2,409

Income (loss) before income taxes	15,747	10,259	2,853	(1,260)	(2,056)
Income tax (expense) benefit	(2,991)	13,420	61	—	—

Net income (loss)	12,756	23,679	2,914	(1,260)	(2,056)

Net income (loss) per share:
Basic	$0.42	$0.80	$0.10	$(0.04)	$(0.07)
Diluted	$0.41	$0.77	$0.10	$(0.04)	$(0.07)
Weighted average shares outstanding used in computing per share amounts:
Basic	30,386	29,566	28,765	28,253	27,879
Diluted	31,003	30,671	29,945	28,253	27,879
Other Operating Data:
End of period number of unique customers(2)	555,000	500,000	435,000	350,000	255,000

(1)	Amounts include stock-based compensation expense, as follows:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Cost of revenue	$1,758	$1,542	$1,124	$706	$354
Research and development	3,733	3,221	2,491	1,150	737
Sales and marketing	3,187	2,588	1,911	1,134	648
General and administrative	5,596	4,357	3,026	2,094	1,117

	$14,274	$11,708	$8,552	$5,084	$2,856

(2)	We define our end of period number of unique customers as the number of customers that we invoiced for one or more of our products during the last month of the period rounded to the nearest 5,000.

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$93,507	$140,112	$124,353	$113,102	$107,175
Total assets	257,262	221,378	167,675	141,488	127,142
Deferred revenue	32,700	28,983	25,103	20,341	15,052
Total stockholders’ equity	203,582	170,922	126,122	104,968	99,990

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

We are a leading provider of on-demand engagement marketing tools, including email marketing, social media marketing, event marketing and surveys, for small organizations, including small businesses, associations and non-profits. We also now offer a mobile storefront offering through the acquisition of SinglePlatform. We seek to help our customers succeed and have a long history of delivering affordable, easy-to-use products, support, KnowHow and coaching , all of which allow our customers to create and grow their customer relationships.

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

We have grown rapidly since launching our first on-demand product in 2000. We ended 2012 with approximately 555,000 unique paying customers and had revenue for that year of $252 million.

Our business strategy focuses on expanding beyond email marketing to support a multi-product strategy to drive high customer lifetime value. We believe increasing our customer’s lifetime value will be a key contributor to our continued success. To drive lifetime value we will continue to focus on acquiring customers in a cost-effective manner, increasing average revenue per customer through cross-selling and increased product usage and improving customer retention rates.

During 2012, we significantly expanded our product suite from three products to six. We now have a suite of online marketing tools for small organizations including the following new products:

•

We launched Social Campaigns in January 2012. Social Campaigns allows users to create, publish, promote and run campaigns on Facebook that offer promotions or content targeted toward those who “Like” them and to incent others to “Like” and share them.

•

In January 2012, we acquired CardStar, Inc., a leading developer of mobile applications that extend the use of loyalty, rewards and membership cards and mobile coupons among consumers. The CardStar application consolidates membership and rewards cards on smartphones, letting consumers use a single application rather than a series of physical cards. See also Note 4, Acquisitions, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

•

In February 2012, we launched SaveLocal to our existing customers. SaveLocal, is an online tool that helps small businesses run local deals, gives merchants control of the deal and allows small businesses to incentivize social sharing to attract qualified new customers, and drive repeat business at an affordable price. In June 2012, we began offering SaveLocal to the broader market.

•

In June 2012, we acquired SinglePlatform, a company that helps small businesses get discovered through web and mobile searches by providing a single place to update important business information. SinglePlatform enables businesses to reach more than 200 million consumers across its extensive publishing network. See also Note 4, Acquisitions, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Our products achieved the following milestones in 2012:

•	Our email marketing product sent out more than 45 billion emails on behalf of more than 500,000 email marketing customers;

•	Our EventSpot product managed more than 315,000 events for more than five million event registrants;

•	Our SinglePlatform digital storefronts had more than 100 million consumer views, with monthly views surpassing 20 million in December;

•	Our Social Campaigns product generated more than 120,000 users since its launch in February 2012; and

•	Our SaveLocal product launched more than 9,500 deals in 2012, with more than 20% of the deals purchased by new consumers.

Key Financial and Operating Metrics

In connection with the ongoing operation of our business, our management regularly reviews key financial and operating metrics. Given our growth strategy, we pay particular attention to customer life-time value, customer acquisition metrics, trialer growth, customer attrition, success in cross selling and growing customer list sizes, number of products per customer and average revenue per customer. We also consider other financial and operating metrics such as revenue, gross margin, expenses, customer satisfaction rates, average speed of answer for customer support calls, email deliverability rates and capital expenditures, among others. Management considers these financial and operating metrics critical to understanding and improving our business, reviewing our historical performance, benchmarking our performance versus other companies and identifying current and future trends, and for planning purposes.

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

Certain Trends and Uncertainties

The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary should be considered along with the factors set forth under Part I, Item 1A—“Risk Factors” and elsewhere in this Annual Report on Form 10-K.

•

We continue to closely monitor current economic conditions both in the U.S. and abroad, particularly as they impact small businesses, associations and non-profits. We believe that small organizations continue to experience some amount of economic hardship. If this economic hardship continues or worsens, our financial results could be adversely impacted.

•

Our long term strategy is substantially dependent on our ability to continue to generate interest in our existing products and to enhance and expand our product offerings to serve the online marketing needs of small businesses, associations and non-profits. If we fail, our financial results could be adversely impacted.

•

In connection with our acquisition of SinglePlatform, we incurred an obligation to the former shareholders of SinglePlatform to pay additional cash consideration of up to $30.0 million, contingent on the achievement of certain revenue targets from July 2012 through June 2014, measured in six month intervals. Based on certain assumptions and estimates, we recorded an estimated liability of $12.2 million as of the acquisition date. We subsequently decreased the amount recorded for this estimated liability in the third and fourth quarters of 2012 so that the liability was $0 at December 31, 2012 based on a change of estimate in the achievement of the revenue goals. We will continue to assess these assumptions and estimates on a quarterly basis. Changes in the estimated liability related to updated assumptions and estimates and to the actual revenue achievement will be recognized within the consolidated statements of operations. If our assumptions and estimates change significantly or if actual revenue achievement is significantly different than our estimates, our results of operations and cash flows could be materially affected. See also Note 4, Acquisitions, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. In addition, our operating results could be adversely impacted if we fail to successfully integrate SinglePlatform, if we fail to continue to successfully sell SinglePlatform’s product or if the acquisition significantly disrupts our ongoing operations.

•

We believe that given the size of our potential market and the relatively low barriers to entry, competition may increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•

From time to time, we may be subject to various claims and lawsuits by partners, customers, or other parties arising in the ordinary course of business, including lawsuits alleging patent infringement. We are currently a party to actions that are described in Part I, Item 3 “Legal Proceedings” included elsewhere in this Annual Report on Form 10-K. These matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, the results of any of these actions may have a material adverse effect on our operating results.

•

We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses, while expected to decline on a percentage of revenue basis, will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

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

Revenue Recognition.    We provide access to our products primarily through subscription arrangements whereby the customer is charged a fee for access for a defined term. Subscription arrangements include access to use our software via the Internet and support services, such as telephone, email and chat support. When there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured, we recognize revenue on a daily basis over the subscription period as the services are delivered. Delivery is considered to have commenced at the time the customer has paid for the products and has access to the account via a log-in and password. We also generate a small amount of revenue from our SaveLocal product by charging a fee to our customers based on the number of deals sold by our customers and the value of the successful deal. We recognize revenue from the fee charged when there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured. We also offer ancillary services to our customers related to our subscription-based products such as custom services and training. When sold together, revenue from custom services, training and our subscription products are accounted for separately based on vendor specific objective evidence of fair value of each of the services as those services have value on a standalone basis and do not involve a significant degree of risk or unique acceptance criteria. Revenue from custom services and training is recognized as the services are performed.

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

Goodwill and Acquired Intangible Assets.    We record goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. We perform our assessment for impairment of goodwill on an annual basis and we have determined that there is a single reporting unit for the purpose of conducting this annual goodwill impairment assessment. For purposes of assessing potential impairment, we annually estimate the fair value of the reporting unit (based on our market capitalization) and compare this amount to the carrying value of the reporting unit (as reflected by our total stockholders’ equity). If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. We completed our annual impairment test of goodwill on November 30, 2012. Based upon that evaluation, we determined that our goodwill was not impaired.

Intangible assets are recorded at their estimated fair values at the date of acquisition. We amortize acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

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

Stock-Based Compensation.    We value all stock-based compensation, including grants of stock options, restricted stock and restricted stock units, at fair value on the date of grant, and expense the fair value over the applicable service period. The straight-line method is applied to all awards with service and market conditions, while the graded vesting method is applied to all awards with both service and performance conditions.

We base the fair value of common stock on the quoted market price of our stock. The fair value of restricted stock and restricted stock units for awards with time-based and performance-based vesting conditions are based on the fair value of common stock on the date of grant. We value restricted stock units with market-based vesting criteria using a Monte Carlo simulation model. The number of awards expected to be earned, based on achievement of the market condition, is factored into the grant date Monte Carlo valuation for the awards. The grant date fair value is not subsequently adjusted regardless of the eventual number of awards that are earned based on the market condition.

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

	Years Ended December 31,
	2012	2011	2010
Weighted average risk-free interest rate	0.81%	1.82%	2.41%
Expected term (in years)	4.6	5.5	6.1
Weighted average expected volatility	53.58%	52.15%	52.17%
Expected dividends	0%	0%	0%

These assumptions represented our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. Authoritative guidance requires that we recognize compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, we have considered our historical experience to estimate pre-vesting forfeitures for awards with service conditions. For awards with performance conditions we estimate the probability that the performance condition will be met. If our actual forfeiture rate is materially different from the estimate, our stock-based compensation expense could be significantly different from what we have recorded in the current period. As of December 31, 2012, we had $30.2 million of unrecognized compensation expense associated with outstanding equity awards, which is expected to be recognized over a weighted-average period of 2.51 years.

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

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Unobservable inputs are developed based on the best information available, which might include our own data.

Sources of Revenue

We derive our revenue principally from subscription fees from our customers. Our revenue is driven primarily by the number of paying customers and the subscription fees for our products and is not concentrated within any one customer or group of customers. In 2012, our top 100 customers accounted for less than 1% of our total revenue. We generally do not require our customers to commit to a contractual term; however, our customers are required to prepay for subscriptions on a monthly, semi-annual, or annual basis by providing a credit card or bank check. Fees are recorded initially as deferred revenue and then recognized as revenue on a daily basis over the prepaid subscription period. In February 2012, we launched our SaveLocal product for which we charge a fee based on the number of deals sold by our customers and the value of the successful deal. We have not yet generated significant revenue from this product.

We also generate a small amount of revenue from ancillary services related to our products, which primarily consist of custom services and training through our experts program. Revenue generated from professional services and training accounted for approximately 1% of gross revenue for each of the years ended December 31, 2012, 2011 and 2010.

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

Research and Development.    Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on improving ease of use, functionality and technological scalability of our existing products as well as on the development of new product offerings. We primarily expense research and development costs. However, direct development costs related to software enhancements that add functionality are capitalized and amortized over their useful life. We expect that on an annual basis research and development expenses will continue to increase both in absolute dollars and as a percentage of revenue due to our expanded investment in our product roadmap over the next twelve months. Over the longer term we expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue as we expect to grow our revenue at a faster rate.

Sales and Marketing.    Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees, the portion of customer support costs that relate to assisting trial customers and amortization of sales and marketing relating intangible assets. Advertising costs consist primarily of pay-per-click advertising with search engines, other online and offline advertising media, including television and radio advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships and event costs. In order to continue to grow our business and brand and category awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect that on an annual basis, sales and marketing expenses will increase in absolute dollars, but decrease as a percentage of revenue as we expect to continue to grow our revenue at a faster rate.

General and Administrative.    General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology support, finance and accounting personnel, professional fees, board compensation and expenses, certain taxes and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the anticipated growth of our business and incur costs related to operating as a public company. Therefore, we expect that our general and administrative expenses will increase in absolute dollars, but remain flat as a percentage of revenue over the next year. Over the longer term we expect our general and administrative expenses to decline as a percentage of revenue as we expect to continue to grow our revenue at a faster rate.

Acquisition Costs and Other Related Charges.    Acquisition costs and other related charges include expenses associated with third-party professional services we utilize related to the evaluation and execution of successful acquisitions. Acquisition costs and other related charges in 2012 also includes changes in the fair value of a contingent consideration liability recorded as the result of the SinglePlatform acquisition. This liability was measured at fair value on the acquisition date, and until the liability is settled, it must be remeasured to fair value at each reporting period, with the changes included in our results of operations. We expect to evaluate quarterly remeasurements of the fair value of this liability until it is settled at six-month intervals through June 2014. We may also continue to incur acquisition costs and other related charges in future periods if we complete additional acquisitions.

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated as a percentage of total revenue.

	Years Ended December 31,
	2012	2011	2010
Revenue	100%	100%	100%
Cost of revenue	29	29	29

Gross profit	71	71	71

Operating expenses:
Research and development	15	14	14
Sales and marketing	42	42	45
General and administrative	12	11	10
Acquisition costs and other related charges	(4)	—	—

Total operating expenses	65	67	69

Income from operations	6	4	2
Interest and other income (expense), net	—	—	—

Income before income taxes	6	4	2
Income tax (expense) benefit	(1)	6	—

Net income	5%	10%	2%

Years Ended December 31, 2012, 2011 and 2010

Revenue

	Years Ended December 31,			2012-2011 % Change	2011-2010 % Change
	2012	2011	2010
	(dollars in thousands)
Revenue	$252,154	$214,420	$174,231	18%	23%

Revenue increased by $37.7 million from 2011 to 2012. The increase resulted primarily from an approximately 12% increase in the number of average monthly customers and an approximately 5% increase in average revenue per customer. The increase in average revenue per customer was primarily due to an increase in average customer list size and additional revenue from add-ons to our email marketing product and from our event marketing product. The increase in revenue from our event marketing product was primarily driven by a price increase implemented in September 2011 as well as an increase in the number of event marketing customers in 2012. We expect our average revenue per customer to increase over time.

Revenue increased by $40.2 million from 2010 to 2011. The increase resulted primarily from an approximately 19% increase in the number of average monthly customers and an approximately 4% increase in average revenue per customer. The increase in average revenue per customer was primarily due to an increase in average customer list size and additional revenue from add-ons to our email marketing product and from our event marketing product. The increase in revenue from our event marketing product was due to a price increase implemented in September 2011 as well as an increase in the number of event marketing customers in 2011.

Cost of Revenue

	Years Ended December 31,			2012-2011 % Change	2011-2010 % Change
	2012	2011	2010
	(dollars in thousands)
Cost of revenue	$73,547	$61,491	$50,825	20%	21%
Percent of revenue	29%	29%	29%

Cost of revenue increased by $12.1 million from 2011 to 2012 and was 29% of revenue for both years. The increase in absolute dollars resulted primarily from increased customer support personnel costs of $5.6 million to support our customer growth and increased number of products and increased personnel costs of $1.4 million in our operations group to manage our technology infrastructure. Depreciation, hosting and maintenance costs increased by $3.9 million as a result of scaling and adding capacity to our hosting infrastructure inclusive of the effects of transitioning to a new third-party hosting facility in California in the third quarter of 2011.

Cost of revenue increased by $10.7 million from 2010 to 2011 and was 29% of revenue for both years. The increase in absolute dollars resulted primarily from increased customer support personnel costs of $5.7 million to support our customer growth. Depreciation, hosting and maintenance costs increased by $2.6 million as a result of scaling and adding capacity to our hosting infrastructure inclusive of the effects of transitioning to a new third-party hosting facility in California in the third quarter of 2011. We also incurred an additional $942,000 of expense related to customer promotional incentives that we offered and an additional $720,000 of expense related to higher credit card fees due to the higher volume of billing transactions.

Research and Development Expenses

	Years Ended December 31,			2012-2011 % Change	2011-2010 % Change
	2012	2011	2010
	(dollars in thousands)
Research and development expenses	$38,787	$29,478	$23,985	32%	23%
Percent of revenue	15%	14%	14%

Research and development expenses increased by $9.3 million from 2011 to 2012. The increase in absolute dollars was primarily due to additional personnel related costs of $8.1 million and additional consulting costs of $925,000 as a result of our continued hiring of research and development employees and use of contractors, both to further develop and enhance our product offerings.

Research and development expenses increased by $5.5 million from 2010 to 2011. The increase in absolute dollars was primarily due to additional personnel related costs of $5.2 million and additional consulting costs of $311,000 as a result of our continued hiring of research and development employees and use of contractors to further develop and enhance our product offerings.

Sales and Marketing Expenses

	Years Ended December 31,			2012-2011 % Change	2011-2010 % Change
	2012	2011	2010
	(dollars in thousands)
Sales and marketing expenses	$104,527	$89,211	$78,881	17%	13%
Percent of revenue	42%	42%	45%

Sales and marketing expenses increased by $15.3 million from 2011 to 2012. The increase in absolute dollars was largely due to increased personnel related costs of $10.8 million that resulted primarily from adding employees and increased consulting fees of $929,000, both to focus on customer acquisition, cross-selling to our customer base, partner efforts and enabling increased usage and better retention. SinglePlatform personnel accounted for $2.7 million of the increase in personnel related costs. Partner referral fees increased by $2.1 million as the number of new customers generated from our partners increased. We also incurred an increase in amortization of $833,000 related to the amortization of sales and marketing related intangibles resulting from our acquisitions.

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

General and Administrative Expenses

	Years Ended December 31,			2012-2011 % Change	2011-2010 % Change
	2012	2011	2010
	(dollars in thousands)
General and administrative expenses	$31,132	$23,979	$17,625	30%	36%
Percent of revenue	12%	11%	10%

General and administrative expenses increased by $7.2 million from 2011 to 2012. The increase in absolute dollars was primarily due to additional personnel related costs of $5.8 million as a result of increasing the number of general and administrative employees to support our overall growth and additional stock-based compensation expense resulting from an increase in equity awards and their related valuations. We also incurred an increase of approximately $1.5 million in consulting and professional services fees associated with the growth of our business.

General and administrative expenses increased by $6.4 million from 2010 to 2011. The increase in absolute dollars was primarily due to additional personnel related costs of $5.0 million as a result of increasing the number of general and administrative employees to support our overall growth and additional stock-based compensation expense resulting from an increase in equity awards and their related valuations. We also incurred an increase of approximately $1.0 million in consulting and professional services fees associated with the growth of our business.

Acquisition Costs and Other Related Charges

	Years Ended December 31,			2012-2011 % Change	2011-2010 % Change
	2012	2011	2010
	(dollars in thousands)
Acquisition Costs and Other Related Charges	$(11,355)	$264	$403	(4401)%	(34)%

Acquisition costs and other related charges resulted in income of $11.4 million for 2012 and expenses of $264,000 for 2011. Transaction costs during 2012 were $797,000 related to the CardStar and SinglePlatform acquisitions. We also recorded an adjustment to decrease the fair value of the contingent consideration liability by $12.2 million in 2012 due to the remeasurement of the fair value of our contingent consideration liability. As of December 31, 2012, the first target date, the target had not been met and no amounts were paid. The decrease in the fair value of the liability resulted from reductions to the SinglePlatform revenue forecast scenarios. These forecast scenarios were decreased due to SinglePlatform’s actual operating results and productivity of its sales organization.

Acquisition costs and other related charges of $264,000 for 2011 and $403,000 for 2010 related to our acquisition of Bantam Networks, LLC, or Bantam Networks, in 2011 and NutshellMail, Inc., or NSM in 2010.

Interest and Other Income (expense), net

	Years Ended December 31,			2012-2011 % Change	2011-2010 % Change
	2012	2011	2010
	(dollars in thousands)
Interest and other income (expense), net	$231	$262	$341	(12)%	(23)%

Interest and other income (expense), net decreased by $31,000 from 2011 to 2012 due primarily to a decrease in interest earned on our investment portfolio as a result of lower balances and lower interest rates.

Interest and other income (expense), net decreased by $79,000 from 2010 to 2011 due primarily to the loss on the sale of equipment.

Income Tax (Expense) Benefit

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Income Tax (Expense) Benefit	$(2,991)	$13,420	$61
Percent of income before income taxes	(19)%	131%	2%

We recorded an income tax expense of $3.0 million in 2012 based on our net income multiplied by our effective tax rate. Our effective tax rate varied from the statutory tax rate primarily due to the book expense related to incentive stock options, which is non-deductible for tax purposes, offset by the change in fair value of contingent consideration liability which was treated as a discrete item and state research and development credits, both of which reduced our tax expense.

The American Taxpayer Relief Act of 2012, or the Act, was enacted on January 2, 2013. The Act retroactively reinstates the federal research and development credit from January 1, 2012, through December 31, 2013. The effect of the change in the tax law related to 2012 is estimated to be $1.3 million, which will be recognized as a benefit to income tax expense in the first quarter of 2013, the quarter in which the law was enacted.

We recorded an income tax benefit of $13.4 million in 2011, primarily related to the release of our valuation allowance partially offset by state income tax expense. As of December 31, 2010, we provided a full valuation allowance related to our net deferred tax assets as we believed the objective and verifiable evidence of our historical pre-tax net losses outweighed the existing positive evidence regarding our ability to realize our deferred tax assets. During 2011, we reassessed the need for a valuation allowance against our net deferred tax assets and concluded that it was more likely than not that we would be able to realize our deferred tax assets primarily as a result of continued profitability and forecasted future results. Accordingly, in the fourth quarter of 2011, we released our valuation allowance related to our net deferred tax assets.

As a result of the release of our valuation allowance we expect our tax rate will increase in the future. However, we intend to use our net operating loss carry-forwards and tax credits, to the extent available, to reduce the corporate income tax liability associated with our operations.

We recorded an income tax benefit of $61,000 in 2010, primarily related to the partial release of our valuation allowance as a result of recording intangible assets related to the NSM acquisition partially offset by state income tax expense.

Liquidity and Capital Resources

During 2012, 2011 and 2010, we funded our operations with cash flows generated from operations. At December 31, 2012, our principal sources of liquidity were cash and cash equivalents and marketable securities of $93.5 million.

Net cash provided by operating activities was $38.7 million, $41.7 million and $25.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Income before income taxes increased by $5.5 million in 2012 as compared to 2011. However, the non-cash adjustments to net income resulted in a decrease of $5.2 million in 2012, primarily as a result of the change in the contingent consideration liability which generated non-cash income of $12.2 million partially offset by increases in non-cash expense items such as depreciation and amortization and stock based compensation. Additionally, the changes in working capital accounts generated only $2.4 million of cash in 2012 as compared to $5.3 million in 2011. The improvement in cash flow from operations in 2011 as compared to 2010 was due primarily to income before income taxes of $10.3 million in 2011 as compared to income before income taxes of $2.9 million in 2010, an increase in the add-backs of non-cash expense items such as depreciation and amortization and stock-based compensation expense and a larger amount of cash generated from working capital accounts in 2011 as compared to 2010. Cash provided by operating activities has historically been affected by the amount of income before income taxes as we have historically not been a significant taxpayer, growth in prepaid subscriptions, changes in working capital accounts and the timing of rent payment and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $26.0 million, $34.0 million and $57.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net cash used in investing activities consisted primarily of net cash paid to purchase property and equipment as well as cash paid to acquire businesses and intangible assets. Net cash used in investing activities is also affected by net settlements of marketable securities. In 2012 and 2011, we generated net proceeds of $64.2 million and $338,000, respectively, as a result of the proceeds from sales and maturities of marketable securities being greater than cash used to purchase marketable securities. In 2010, we used cash of $38.3 million as a result of the purchases of marketable securities partially offset by proceeds from the sale and maturities of marketable securities. In 2012, we made two acquisitions. We acquired CardStar in January 2012 for a cash purchase price of $5.8 million and SinglePlatform in June 2012 for a cash payment of $62.5 million, net of cash acquired. In 2011, we completed the acquisition of substantially all of the assets of Bantam Networks for a cash payment of $15 million. We also used cash to purchase a small business and certain intangible assets. In 2010, we completed the acquisition of NSM, which included a payment of $2.2 million, net of cash received. Acquisition of property and equipment of $21.9 million, $18.1 million and $17.2 million in 2012, 2011 and 2010, respectively, consisted of the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs. In 2011, we transitioned to a new third-party hosting facility in California. We made capital expenditures in all three years for equipment to be used in the new facility. In 2009, we signed a new lease for our corporate headquarters that increased the square footage throughout the duration of the lease. We increased the amount of space we occupied in 2012 and 2010 and acquired property and equipment to outfit the additional space. We made additional capital expenditures in 2012, 2011 and 2010 for equipment used in our hosting infrastructure. During 2012, 2011 and 2010, we capitalized $6.7 million, $4.8 million and $3.5 million, respectively, of costs associated with the development of internal use software.

Net cash provided by financing activities was $5.5 million, $9.0 million and $5.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net cash provided by financing activities for 2012, 2011 and 2010 consisted primarily of proceeds from stock issued pursuant to the exercise of stock options, proceeds received in connection with our employee stock purchase plan and to a lesser extent, in 2011 and 2012 from the income tax benefit related to the exercise of stock options.

As of December 31, 2012, we had federal and state net operating loss carry-forwards of $42.9 million and $1.1 million, respectively, which we intend to use to the extent available to offset payments of future federal and state income tax liabilities. If unused, our net operating loss carry-forwards expire at various dates through 2032 for federal and 2017 for state income tax purposes.

In 2013, we anticipate capital expenditures of approximately 8% to 9% of revenue to support our future growth, which will consist primarily of hardware and software purchases, capitalization of internal use software and furniture and leasehold improvements related to additional office space.

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

Contractual Obligations

We lease our headquarters under an operating lease that is effective through September 2022 with one ten-year extension option. The lease includes the space we are occupying now as well as additional space that will be made available to us through the term of the lease. We lease office space in Colorado for a sales and support office under an operating lease that expires in April 2019 with three three-year extension options. We also lease small amounts of general office space in Florida, New York, California and the United Kingdom under lease agreements that expire at various dates through 2017.

We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through early 2017.

As of December 31, 2012, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $15.8 million. This amount relates primarily to marketing programs and other non-marketing related goods and services to be delivered over the next twelve months.

The following table summarizes our contractual obligations at December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Office lease obligations	$82,123	$6,571	$16,341	$19,124	$40,087
Third-party hosting agreements	15,819	3,841	7,358	4,620	—
Vendor commitments	15,791	15,791	—	—	—

Total(1)	$113,733	$26,203	$23,699	$23,744	$40,087

(1)	As of December 31, 2012, we had an obligation to the former shareholders of SinglePlatform under which we are obligated to pay cash consideration of up to $30.0 million, which is contingent on the achievement by SinglePlatform of certain revenue targets during the period from July 1, 2012 to June 30, 2014, measured in six month intervals. As of December 31, 2012, the first target date, the targets had not been met and no amounts were paid. Based on our estimates of future revenue, we reduced our liability (a level 3 fair value measurement) to $0 as of December 31, 2012 as none of the forecasted revenue scenarios met the payout criteria. We have not paid any of this consideration through December 31, 2012 and do not expect to pay any of the consideration based on our current revenue forecasts. We will assess our forecasts and assumptions on a quarterly basis as additional data impacting the assumptions is obtained.

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

Interest Rate Sensitivity.    We had cash and cash equivalents and marketable securities of $93.5 million at December 31, 2012, which consisted of cash, government securities, corporate and agency bonds, certificates of deposit, commercial paper and money market instruments. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Constant Contact, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Constant Contact, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Constant Contact, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2013

Constant Contact, Inc.

Consolidated Balance Sheets

	December 31,
	2012	2011
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$67,775	$49,589
Marketable securities	25,732	90,523
Accounts receivable, net of allowance for doubtful accounts	92	58
Prepaid expenses and other current assets	6,513	8,891

Total current assets	100,112	149,061
Property and equipment, net	39,653	34,263
Restricted cash	750	750
Goodwill	95,505	18,935
Acquired intangible assets, net	6,758	3,046
Deferred taxes	11,377	12,960
Other assets	3,107	2,363

Total assets	$257,262	$221,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,167	$8,906
Accrued expenses	10,803	10,515
Deferred revenue	32,700	28,983

Total current liabilities	51,670	48,404
Other long-term liabilities	2,010	2,052

Total liabilities	53,680	50,456

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2012 and 2011	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized at December 31, 2012 and 2011; 30,651,375 and 30,110,895 shares issued and outstanding at December 31, 2012 and 2011, respectively	307	301
Additional paid-in capital	209,987	190,039
Accumulated other comprehensive income	11	61
Accumulated deficit	(6,723)	(19,479)

Total stockholders’ equity	203,582	170,922

Total liabilities and stockholders’ equity	$257,262	$221,378

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenue	$252,154	$214,420	$174,231
Cost of revenue	73,547	61,491	50,825

Gross profit	178,607	152,929	123,406

Operating expenses:
Research and development	38,787	29,478	23,985
Sales and marketing	104,527	89,211	78,881
General and administrative	31,132	23,979	17,625
Acquisition costs and other related charges	(11,355)	264	403

Total operating expenses	163,091	142,932	120,894

Income from operations	15,516	9,997	2,512
Interest income	224	346	341
Other income (expense)	7	(84)	—

Income before income taxes	15,747	10,259	2,853
Income tax (expense) benefit	(2,991)	13,420	61

Net income	$12,756	$23,679	$2,914

Net income per share:
Basic	$0.42	$0.80	$0.10
Diluted	$0.41	$0.77	$0.10
Weighted average shares outstanding used in computing per share amounts:
Basic	30,386	29,566	28,765
Diluted	31,003	30,671	29,945

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$12,756	$23,679	$2,914

Other comprehensive (loss) income:
Net unrealized (losses) gains on marketable securities, net of tax	(51)	60	(16)
Reclassification adjustment for realized gains on available-for-sale securities included in net income	—	(13)	(11)
Translation adjustment	1	1	—

Total other comprehensive (loss) income	(50)	48	(27)

Comprehensive income	$12,706	$23,727	$2,887

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	28,403,673	284	150,716	40	(46,072)	104,968
Issuance of common stock in connection with stock option exercises	619,210	6	4,952			4,958
Issuance of common stock in connection with acquisition of Nutshell Mail, Inc.	165,523	2	3,601			3,603
Issuance of restricted stock	112,887	1	(1)			—
Issuance of common stock in connection with employee stock purchase plan	36,040	—	772			772
Stock-based compensation expense			8,934			8,934
Unrealized loss on available-for-sale securities				(16)		(16)
Reclassification adjustment for realized gains on available-for-sale securities included in net income				(11)		(11)
Net income					2,914	2,914

Balance at December 31, 2010	29,337,333	$293	$168,974	$13	$(43,158)	$126,122

Issuance of common stock in connection with stock option exercises	717,397	7	7,919			7,926
Issuance of common stock pursuant to vesting of restricted stock units	14,488	—	(319)			(319)
Issuance of common stock in connection with employee stock purchase plan	41,677	1	858			859
Stock-based compensation expense			12,378			12,378
Income tax benefit from the exercise of stock options			229			229
Unrealized gain on available-for-sale securities				60		60
Reclassification adjustment for realized gains on available-for-sale securities included in net income				(13)		(13)
Translation adjustment				1		1
Net income					23,679	23,679

Balance at December 31, 2011	30,110,895	$301	$190,039	$61	$(19,479)	$170,922

Issuance of common stock in connection with stock option exercises	415,136	4	4,351			4,355
Issuance of common stock pursuant to vesting of restricted stock units	47,263	1	(598)			(597)
Issuance of common stock in connection with employee stock purchase plan	78,081	1	1,052			1,053
Stock-based compensation expense			15,059			15,059
Income tax benefit from the exercise of stock options			84			84
Unrealized loss on available-for-sale securities				(51)		(51)
Translation adjustment				1		1
Net income					12,756	12,756

Balance at December 31, 2012	30,651,375	$307	$209,987	$11	$(6,723)	$203,582

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities
Net income	$12,756	$23,679	$2,914
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,003	14,409	11,897
Amortization of premium on investments	539	660	128
Stock-based compensation expense	14,274	11,708	8,552
Provision for (Recovery of) bad debts	11	3	(2)
Gain on sales of marketable securities	—	(13)	(11)
Loss on sale of equipment	—	79	—
Deferred taxes	2,465	(13,827)	(180)
Contingent consideration adjustment	(12,152)	—	—
Taxes paid related to net share settlement of restricted stock units	(598)	(319)	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	3	(17)	11
Prepaid expenses and other current assets	2,169	(2,462)	(2,130)
Other assets	(653)	(1,149)	(942)
Accounts payable	(787)	1,462	1,638
Accrued expenses	(1,398)	3,791	(709)
Deferred revenue	3,107	3,880	4,762
Other long-term liabilities	(42)	(230)	(880)

Net cash provided by operating activities	38,697	41,654	25,048

Cash flows from investing activities
Purchases of marketable securities	(40,254)	(130,702)	(147,525)
Proceeds from maturities of marketable securities	59,867	46,313	87,195
Proceeds from sales of marketable securities	44,600	84,727	22,005
Acquisition of businesses, net of cash acquired	(68,296)	(15,600)	(2,225)
Proceeds from sale of equipment	—	81	—
Purchases of intangible assets	—	(685)	—
Acquisition of property and equipment, including costs capitalized for development of internal use software	(21,922)	(18,106)	(17,158)

Net cash used in investing activities	(26,005)	(33,972)	(57,708)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to exercise of stock options	4,356	7,926	4,958
Income tax benefit from the exercise of stock options	84	229	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	1,053	859	772

Net cash provided by financing activities	5,493	9,014	5,730

Effects of exchange rates on cash	1	1	—

Net increase (decrease) in cash and cash equivalents	18,186	16,697	(26,930)
Cash and cash equivalents, beginning of year	49,589	32,892	59,822

Cash and cash equivalents, end of year	$67,775	$49,589	$32,892

Supplemental disclosure of cash flow information
Cash paid for income taxes	$61	$324	$36
Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock in connection with the acquisition of NutshellMail, Inc.	$—	$—	$3,603
Capitalization of stock-based compensation	$785	$670	$382
Fair value of contingent consideration recorded at the time of acquisition in accrued expenses and other long-term liabilities	$12,152	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

1.    Nature of the Business

Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation on August 25, 1995. The Company reincorporated in the State of Delaware in 2000. The Company provides on-demand email marketing, social media marketing, event marketing, local deals, a digital web and mobile storefront, and online survey products to small organizations, including small businesses, associations and non-profits primarily in the U.S. The Company’s email marketing product allows customers to create, send and track email marketing campaigns. The Company’s Social Campaigns™ product allows customers to create, publish, promote and run campaigns on Facebook®. EventSpotTM, the Company’s event marketing product, enables customers to promote and manage events, track event registrations and collect online payments. The Company’s online survey product enables customers to create and send surveys and analyze the responses. The Company’s SaveLocalTM product makes it quick and easy for customers to create, run and manage local deals. Social media marketing features in all of the Company’s products allow customers to easily manage and optimize their presence across multiple social media networks. Through the acquisition of CardStar, Inc (“CardStar”), in January 2012, the Company now offers a mobile phone application which allows consumers to easily manage loyalty, rewards and membership cards on a mobile phone. In June 2012, the Company acquired SinglePlatform, Corp. (“SinglePlatform”), a company that helps small businesses get discovered through web and mobile searches by providing a single place to update relevant business information. These products are designed for small organizations and are marketed directly by the Company and through a wide variety of partners.

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

During the years ended December 31, 2012, 2011 and 2010, there were no transfers between Level 1, Level 2 and Level 3.

The following tables present the Company’s fair value hierarchy for its assets which are measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	Fair Value Measurements at December 31, 2012 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$38,320	$—	$—	$38,320
U.S. Treasury Notes	10,158	—	—	10,158
Corporate and Agency Bonds	—	12,676	—	12,676
Certificates of Deposit	—	1,000	—	1,000
Commercial Paper	—	1,898	—	1,898

Total	$48,478	$15,574	$—	$64,052

	Fair Value Measurements at December 31, 2011 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$12,778	$—	$—	$12,778
U.S. Treasury Notes	32,086	—	—	32,086
Corporate and Agency Bonds	—	55,440	—	55,440
Certificates of Deposit	—	999	—	999
Commercial Paper	—	1,998	—	1,998

Total	$44,864	$58,437	$—	$103,301

The Company has revised its classification of certain marketable securities with a fair value of $58,437 as of December 31, 2011, from Level 1 measurements to Level 2 measurements to reflect the inputs used to price these securities as described above. The Company has concluded that this misclassification is immaterial to the Company’s financial statements for all prior periods presented.

The Company has a contingent consideration liability associated with the acquisition of SinglePlatform, which has been assessed at $0 as of December 31, 2012 (see Note 4). Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of the contingent consideration liability uses assumptions and estimates to forecast a range of outcomes for the contingent consideration. The Company assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Changes in the fair value of the contingent consideration liability related to updated assumptions and estimates are recognized within the consolidated statements of operations.

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

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs as of the acquisition date of June 12, 2012:

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

As of December 31, 2012, the Company had revised its revenue forecasts inclusive of the three scenarios and none of the three revised revenue scenarios met the payout targets. Therefore, the fair value of the contingent consideration liability was estimated at $0.

Changes in the fair value of the Level 3 contingent consideration liability associated with the acquisition were as follows:

Contingent Consideration Liability
Balance at December 31, 2011	$—
Acquisition of SinglePlatform	12,152
Change in fair value of contingent consideration liability, included in acquisition costs and other related charges	(12,152)

Balance at December 31, 2012	$—

The change in the fair value of the contingent consideration liability from the date of acquisition through December 31, 2012 resulted from reductions to the SinglePlatform revenue forecast scenarios. The revenue forecast scenarios were decreased due to SinglePlatform’s actual operating results and reduced productivity of its sales organization. As a result, the Company adjusted the fair value of the contingent consideration liability to $0 at December 31, 2012.

Fair Value Option for Financial Assets and Financial Liabilities

Authoritative guidance allows companies to choose to measure many financial instruments and certain other items at fair value. The Company has elected not to apply the fair value option to any of its financial assets or liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. The Company also considers receivables related to customer credit card purchases of $2,509 and $3,916 at December 31, 2012 and 2011, respectively, to be equivalent to cash. Cash equivalents are stated at fair value.

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

At December 31, 2012, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$10,138	20	$—	$10,158
Corporate and Agency Bonds	12,675	1	—	12,676
Certificates of Deposit	1,000	—	—	1,000
Commercial Paper	1,898	—	—	1,898

Total	$25,711	$21	$—	$25,732

At December 31, 2012, marketable securities consisted of investments that mature within one year with the exception of government and agency bonds with a fair value of $14,160, which have maturities within two years.

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

Concentration of Credit Risk and Significant Products and Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. At December 31, 2012 and 2011, the Company had substantially all cash balances at certain financial institutions without or in excess of federally insured limits, however, the Company maintains its cash balances and custody of its marketable securities with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the years ended December 31, 2012, 2011 and 2010, revenue from the Company’s email marketing product alone as a percentage of total revenue was approximately 85%, 88% and 89%, respectively. No customer accounted for more than 10% of total revenue during these years.

Goodwill and Acquired Intangible Assets

The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company performs its annual assessment for impairment of goodwill on November 30th of each year and has determined that there is a single reporting unit for the purpose of conducting this annual goodwill impairment assessment. For purposes of assessing potential impairment, the Company annually estimates the fair value of the reporting unit (based on the Company’s market capitalization) and compares this amount to the carrying value of the reporting unit (as reflected by the Company’s total stockholders’ equity). If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required.

Effective January 1, 2012, the Company adopted new guidance that simplifies the goodwill impairment test. The amendment permits the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the goodwill accounting standard. Adoption of the new guidance did not have an effect on the Company’s consolidated financial statements.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment when events or changes in circumstance indicate that the related carrying amount may not be recoverable. Undiscounted cash flows are compared to the carrying value and when required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount over the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Revenue Recognition

The Company provides access to its products primarily through subscription arrangements whereby the customer is charged a fee for access for a defined term. Subscription arrangements include access to use the Company’s software via the Internet and support services, such as telephone, email and chat support. When there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured, the Company recognizes revenue on a daily basis over the subscription period as the services are delivered. Delivery is considered to have commenced at the time the customer has paid for the products and has access to the account via a log-in and password. The Company generates revenue from its SaveLocal product by charging a fee to its customers based on the number of deals sold by its customers and the value of the successful deal. The Company recognizes revenue from the fee charged when there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured. The Company also offers ancillary services to its customers related to its subscription-based products such as custom services and training. When sold together, revenue from custom services, training and subscription products are accounted for separately based on vendor specific objective evidence of fair value of each of the services as those services have value on a standalone basis and do not involve a significant degree of risk or unique acceptance criteria. Revenue from custom services and training is recognized as the services are performed.

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

Foreign Currency Translation

The functional currency of the Company’s UK operations is deemed to be the British pound. Accordingly, the assets and liabilities of the Company’s UK subsidiary are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are charged to Other income (expense) and were not material to the Company’s operations.

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

The following is a summary of the shares used in computing diluted net income per share:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Weighted average shares used in calculating basic net income per share	30,386	29,566	28,765
Stock options	581	1,075	1,167
Warrants	1	1	1
Unvested restricted shares and restricted share units	35	29	12

Shares used in computing diluted net income per share	31,003	30,671	29,945

The Company excluded the following common stock equivalents from the computation of diluted net income per share because they had an anti-dilutive impact because the proceeds under the treasury stock method were in excess of the average fair market value for the period:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Options to purchase common stock	3,342	2,145	1,833
Unvested restricted stock and restricted stock units	110	37	6

Total options exercisable into common stock, restricted stock units issuable in common stock and restricted stock	3,452	2,182	1,839

Advertising Expense

The Company expenses advertising as incurred. Advertising expense was $35,350, $36,437 and $39,214 during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Reclassifications

Prior year transactions costs related to successful acquisitions have been reclassified from general and administrative expenses to acquisition costs and other related charges to conform to current period presentation. These reclassifications did not have an effect on the Company’s earnings.

3.    Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2012	2011
Computer equipment	$44,794	$34,540
Software	35,011	25,251
Furniture and fixtures	7,499	6,368
Leasehold improvements	9,015	7,439

Total property and equipment	96,319	73,598
Less: Accumulated depreciation and amortization	56,666	39,335

Property and equipment, net	$39,653	$34,263

Depreciation and amortization expense was $17,331, $14,076 and $11,708 for the years ended December 31, 2012, 2011 and 2010, respectively. During 2011, the Company disposed of and sold assets that had a gross book value of $5,019 and a net book value of $160 for proceeds of $81 for which the Company recognized a loss of $79. During 2010, the Company retired assets that had a gross book value of $1,827 and no net book value.

The Company capitalized costs associated with the development of internal use software of $6,673, $4,790 and $3,516 included in Software above and recorded related amortization expense of $3,383, $2,477 and $1,885

(included in depreciation and amortization expense) during the years ended December 31, 2012, 2011 and 2010, respectively. The remaining net book value of capitalized software costs was $11,260 and $7,970 as of December 31, 2012 and 2011, respectively.

4.    Acquisitions

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

The Company allocated the purchase price as follows:

Current assets, including cash of $144	$156
Developed technology	970
Goodwill	5,248

Total assets acquired	6,374
Fair value of liabilities assumed	402

Net assets acquired	$5,972

The developed technology was valued using the cost-to-replace method. The estimated economic life of the developed technology is three years.

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

The following table presents the pro forma results of the historical consolidated statements of operations of the Company and Bantam Networks for the years ended December 31, 2011 and 2010, giving effect to the merger as if it occurred on January 1, 2010:

	Years ended December 31,
	2011	2010
Pro forma revenue	$214,420	$174,231
Pro forma net income	$23,552	$1,904

The pro forma net income presented primarily includes adjustments to eliminate Bantam revenue and adjustments for amortization, interest income and income taxes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

Coupon Redemption Technology

During the fourth quarter of 2011, the Company acquired substantially all of the assets of a small business engaged in the back-end administration of coupon redemptions in order to expand its product offerings and enhance its technology base. The total consideration for this acquisition was $600, paid in cash. In allocating the total purchase consideration for this acquisition based on estimated fair values, the Company recorded goodwill of $487 and identifiable intangible assets of $113. Goodwill is primarily attributable to the acquired business knowledge of coupon redemption and contact management and expertise in working in the small business market. Intangible assets acquired consisted of core and completed technology that was valued using the cost-to-replace method and has a useful life of three years. The acquisition was an asset acquisition and the goodwill resulting from this transaction is deductible for tax purposes.

CardStar

On January 13, 2012, the Company acquired by merger all of the outstanding capital stock of CardStar for a cash purchase price of $5,750. CardStar is a leading developer of mobile applications that extend the use of loyalty, rewards and membership cards and mobile coupons among consumers. The Company purchased CardStar in order to accelerate its entrance into the mobile marketing and loyalty space.

The Company allocated the purchase price as follows:

Developed technology	$624
Net deferred tax assets	553
Goodwill	4,573

Total assets acquired	$5,750

The developed technology was valued using the cost to replace method and has an estimated economic life of three years.

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to CardStar’s knowledge of mobile applications and coupons and loyalty, rewards and membership cards. Goodwill from the CardStar acquisition is included within the Company’s one reporting unit and is included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the acquisition of CardStar is not deductible for tax purposes.

SinglePlatform

On June 12, 2012, the Company acquired by merger all of the outstanding capital stock of SinglePlatform. SinglePlatform provides small businesses a single place to update their business information and delivers that information across its publishing network. The Company purchased SinglePlatform in order to expand its product offerings and allow small organizations to engage their customers earlier in the customer lifecycle. The purchase price of $75,009 reflected a cash payment of $62,857 and a liability of $12,152 representing the fair value of contingent consideration of up to $30,000 payable to the former shareholders of SinglePlatform upon achievement by SinglePlatform of certain revenue targets. These revenue targets are measured in six month intervals from July 1, 2012 to June 30, 2014. If such targets are achieved, the consideration is payable in cash. Using a discounted cash flow method and a probability weighted estimate of future revenue, the Company recorded an estimated liability of $12,152 as of the acquisition date. The estimated undiscounted range of outcomes for the contingent consideration was $0 to $21,095 at the acquisition date. The first revenue target, assessed at December 31, 2012 was not met. Based on actual performance, the Company revised its revenue forecasts. Under the revised forecasts, no contingent consideration payments will be made. Accordingly, the Company recorded a reduction to expenses of $12,152 relating to this remeasurement of the fair value of the contingent liability. The reduction is included in acquisition costs and other related charges in the Company’s consolidated statement of operations for the year ended December 31, 2012. The Company will continue to assess the probability that the remaining revenue targets will be met and at what level, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled.

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

The developed technology and the customer and publisher relationships were valued using the cost to replace method. The trade name was valued using the relief from royalty method. Acquired intangible assets are amortized over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. The following table presents the estimated fair values and useful lives of identifiable intangible assets acquired:

	Amount	Weighted Average Useful Life
		(in years)
Developed technology	$850	3
Customer relationships	2,630	3.75
Publisher relationships	710	5
Trade name	570	5

Total identifiable intangible assets	$4,760	3.95

Goodwill was recognized for the excess purchase price over the fair value of the net assets acquired. Goodwill is primarily attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of being able to market SinglePlatform’s product to the Company’s customer base and being able to market the Company’s products to SinglePlatform’s customer base. Goodwill from the SinglePlatform acquisition is included within the Company’s one reporting unit and is included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the acquisition of SinglePlatform is not deductible for tax purposes.

The following table presents the pro forma results of the historical consolidated statements of operations of the Company and SinglePlatform for the years ended December 31, 2012 and 2011, giving effect to the merger as if it occurred on January 1, 2011:

	Years ended December 31,
	2012	2011
Pro forma revenue	$252,618	$214,839
Pro forma net income	11,173	$21,039

The pro forma net income presented primarily includes adjustments for amortization, elimination of transaction costs, interest income and income taxes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

Transaction costs related to the acquisitions were $797, $264 and $403 for the years ended December 31, 2012, 2011 and 2010, respectively, which the Company recorded as acquisition costs and other related charges. The operating expenses of the acquired entities have been included in the consolidated financial statements beginning on their respective acquisition dates but have not been disclosed as the Company does not account for the results of the acquired entities separate from its own results. The operations of CardStar prior to the acquisition were not material to the consolidated results of the Company.

5.     Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $95,505 and $18,935 as of December 31, 2012 and 2011, respectively. Changes in goodwill related only to additional goodwill from the Company’s acquisition of businesses.

Changes in goodwill are as follows:

Balance, December 31, 2010	$5,248
Goodwill acquired during the year	13,687

Balance, December 31, 2011	18,935
Goodwill acquired during the year	76,570

Balance, December 31, 2012	$95,505

Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis. The Company completed its annual impairment test of goodwill on November 30, 2012. To date, the Company has had no impairments to goodwill.

Intangible assets consist of the following:

	Estimated Useful Life	December 31, 2012			December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 years	$4,357	$1,222	$3,135	$2,883	$513	$2,370
Customer relationships	3.75 years	3,315	822	2,493	685	9	676
Publisher relationships	5 years	710	83	627	—	—	—
Trade name	5 years	570	67	503	—	—	—

		$8,952	$2,194	$6,758	$3,568	$522	$3,046

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

Amortization expense for intangible assets was $1,672, $333 and $189 for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of developed technology and publisher relationships is recorded within cost of revenue and the amortization of customer relationships and trade name is recorded within sales and marketing expense. Future estimated amortization expense for assets placed in service as of December 31, 2012 is as follows:

2013	$1,953
2014	1,596
2015	983
2016	320
2017	106

Total	$4,958

Amortization of developed technology totaling $1,800 as of December 31, 2012 has not yet commenced as the software is not yet ready for its intended use.

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

Stock-Based Awards

Stock Incentive Plan

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards with a maximum term of seven years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company reserved 4,200,000 shares of its common stock for issuance under the 2011 Plan. Additionally, per the terms of the 2011 Plan, shares of common stock previously reserved for issuance under the 2007 Stock Incentive Plan as well as shares reserved for outstanding awards under the 1999 Stock Option/Stock Issuance Plan for which the awards are cancelled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the 2011 Plan. Awards that are granted with a per share or per unit purchase price less than 100% of fair market value as of the date of grant (e.g., restricted stock and restricted stock unit awards) shall count towards the total number of shares reserved for issuance under the 2011 Plan on a two-for-one basis. As of December 31, 2012, 1,781,768 shares of common stock were available for issuance under the 2011 Plan.

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

If an award granted under the 2012 Inducement Plan expires or is terminated, surrendered or canceled without having been fully exercised or is forfeited in whole or in part (including as the result of shares of common stock subject to such award being repurchased by the Company) or otherwise results in any common stock not being issued, the unused common stock covered by such award will become available for issuance pursuant to a new award under the 2012 Inducement Plan. As of December 31, 2012, there were 8,300 shares of common stock available for issuance under the 2012 Inducement Plan.

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

Stock Options

During the years ended December 31, 2012, 2011 and 2010, the Company granted 1,549,932, 1,787,525 and 1,313,350 stock options, respectively, to certain employees and directors. The vesting of most of these awards is time-based and the restrictions typically lapse 25% after one year and quarterly thereafter for the next 36 months in the case of employees and 33% after one year and quarterly thereafter for the next 24 months in the case of directors.

Through December 31, 2012, stock options were granted with exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company bases fair value of common stock on the quoted market price.

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

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Weighted average risk-free interest rate	0.81%	1.82%	2.41%
Expected term (in years)	4.6	5.5	6.1
Weighted average expected volatility	53.58%	52.15%	52.17%
Expected dividends	0%	0%	0%

A summary of stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	4,902,915	$18.95	7.85	$26,599
Granted	1,549,932	21.37
Exercised	(415,136)	10.49
Forfeited	(527,457)	23.45

Balance at December 31, 2012	5,510,254	$19.84	6.35	$5,730

Vested and expected to vest at December 31, 2012	5,021,234	$19.58	6.07	$5,649
Exercisable at December 31, 2012	2,706,418	$17.22	6.03	$5,258

The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on December 31, 2011 and 2012, of $23.21 and $14.21 per share, respectively, and the exercise prices of the options.

The weighted average grant-date fair value of grants of stock options was $9.55, $12.08 and $11.84 per share for the years ended December 31, 2012, 2011 and 2010, respectively.

The total intrinsic value of stock options exercised was $6,530, $10,014 and $9,529 for the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted Stock

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

The table below summarizes activity relating to restricted stock for 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2011	60,508	$21.17
Restricted shares vested	(11,838)	21.17
Restricted shares forfeited/cancelled	—	—

Unvested shares as of December 31, 2012	48,670	$21.17

Restricted Stock Units

During 2012, 2011 and 2010, the Company granted 718,930, 181,677 and 157,669 restricted stock units with a weighted average grant-date fair value of $16.73, $25.86 and $22.60, respectively. Upon vesting, the restricted stock units entitle the holder to one share of common stock for each restricted stock unit. All restricted stock units currently granted have been classified as equity instruments as their terms require settlement in shares. The aggregate intrinsic value of restricted stock units vested in 2012 and 2011 was $1,485 and $794, respectively. No units vested in 2010. Of the unvested restricted share units outstanding as of December 31, 2012, 595,958 are subject to time-based vesting, 194,302 are subject to performance based vesting and 95,188 are subject to market-based conditions. As of December 31, 2012, the Company estimates that 715,398 shares of restricted stock units with an intrinsic value of $7,575 and a weighted average remaining contractual term of 1.54 years will ultimately vest. A description of restricted stock units and the valuation methodologies used to value them are described below:

Restricted stock units with time-based vesting conditions

Time-based vesting restrictions lapse over either a two- or four-year period. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares.

Restricted stock units with performance-based vesting conditions

In December 2012, the Company granted 152,302 restricted stock units which vest upon the achievement of at least two years of service and a targeted revenue run rate of $500,000 (the “Revenue RSUs”). The Revenue RSUs will vest upon the achievement of both (i) a performance condition and (ii) a service condition. The performance condition will be satisfied if the Company achieves a specified quarterly revenue target over a specified measurement period. To satisfy the service condition, the employee must remain employed by the Company until the later of the applicable performance determination date and the second anniversary of the date of grant. The number of Revenue RSUs that will vest upon the achievement of the performance condition and the service condition will vary based on when the performance condition is satisfied, from a maximum of 100% of the number of target shares to a threshold of 25% of the number of target shares with no vesting, absent certain circumstances in a change of control of the Company, if the threshold is not achieved. If the revenue targets are not achieved by March 31, 2017, the Revenue RSUs will expire unvested. Restricted stock units with performance-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares.

At December 31, 2012, all of the Revenue RSUs granted in 2012 remain outstanding. At December 31, 2012, the Company also had outstanding 42,000 restricted stock units granted in prior years that contain performance based vesting criteria.

Restricted stock units with market-based vesting conditions

In December 2012, the Company granted 95,188 restricted stock units which vest upon achievement of a Total Shareholder Return target (the “TSR units”) measured over a three-year period that commenced December 4, 2012. The number of TSR units that will vest upon achievement of the Total Shareholder Return target will vary based on the level of achievement from a maximum of 125% of the target shares, or 118,982, to a threshold of 50% of the target shares, or 47,594, with no vesting, absent certain circumstances in a change of control of the Company, if the threshold requirement is not achieved or the employee is no longer with the Company at the end of the three-year period. The TSR units are valued using a Monte Carlo simulation model. The number of awards expected to be earned, based on achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation for the TSR unit. Compensation cost is recognized regardless of the eventual number of awards that are earned based on the market condition. Expected volatility was based on historical volatility of the publicly traded stock of a peer group of companies, inclusive of the Company over the last three years. The risk-free interest rate was determined by reference to U.S. Treasury bond yields at or near the time of grant for three years. The relevant assumptions used in the Monte Carlo simulation model include (but are not limited to) the following:

2012
Monte Carlo assumptions
Risk-free interest rate	0.34%
Volatility	27.64% – 62.45%

Compensation cost is recognized on a straight-line basis over the requisite service period. At December 31, 2012, all of the TSR units granted in 2012 remain outstanding.

The table below summarizes activity relating to all restricted stock units:

	Number of Shares Underlying Restricted Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2011	278,653	$24.28
Restricted units granted	718,930	16.73
Restricted units vested	(77,995)	22.91
Restricted units forfeited/cancelled	(34,140)	24.01

Unvested as of December 31, 2012	885,448	$17.40

Stock Purchase Plan

The Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), became effective upon the completion of the Company’s initial public offering. Six-month offering periods begin on January 1 and July 1 of each year during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price for offerings during 2010, 2011 and 2012 was equal to 85% of the closing market price of the Company’s common stock at the end of the offering period. Stock based compensation was determined based on the discount of 15% from the per share market price on the last day of the purchase period. During 2010, 36,040 shares of common stock were purchased for total proceeds to the Company of $772. During 2011, 41,677 shares of common stock were purchased for total proceeds to the Company of $859. During 2012, 78,081 shares of common stock were purchased for total proceeds to the Company of $1,053. As of December 31, 2012, 110,591 shares of common stock were available for issuance to participating employees under the Purchase Plan.

Stock-Based Compensation

The Company recognized stock-based compensation expense on all awards in cost of revenue and operating expense categories as follows:

	Years Ended December 31,
	2012	2011	2010
Cost of revenue	$1,758	$1,542	$1,124
Research and development	3,733	3,221	2,491
Sales and marketing	3,187	2,588	1,911
General and administrative	5,596	4,357	3,026

	$14,274	$11,708	$8,552

The unrecognized compensation expense associated with outstanding stock options, restricted stock and restricted stock units at December 31, 2012 was $30,230, which is expected to be recognized over a weighted-average period of 2.51 years.

For the years ended December 31, 2012, 2011 and 2010, the Company recognized income tax benefits related to stock-based compensation expense of $5,354, $4,386 and $0, respectively, as a component in calculating its provision for income taxes.

Additionally, the Company capitalized $785, $670 and $382 of stock-based compensation expense related to the development of internal use software included in Property and equipment for the years ended December 31, 2012, 2011 and 2010, respectively.

7.    Income Taxes

The components of income tax expense (benefit) consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Current income tax expense
Federal	$52	$—	$—
State	474	406	119

Total current income tax expense	526	406	119

Deferred income tax expense (benefit)
Federal	3,119	(8,603)	(154)
State	(654)	(5,223)	(26)

Total deferred income tax expense (benefit)	2,465	(13,826)	(180)

Total income tax expense (benefit)	$2,991	$(13,420)	$(61)

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended December 31,
	2012	2011	2010
Statutory rate	35%	35%	34%
(Decrease) increase in deferred tax asset valuation allowance	—	(154)	(36)
State taxes, net of federal benefit	2	5	3
Impact of permanent differences	3	2	3
Stock options	10	13	33
Tax credits	(5)	(17)	(39)
Impact of change in effective state tax rates	—	(3)	—
Provision to return adjustments	2	(8)	—
Change in the fair value of contingent consideration liability	(27)	—	—
Other	(1)	(4)	—

	19%	(131)%	(2)%

The Company had net deferred tax assets related to temporary differences and operating loss carry-forwards as follows:

	December 31,
	2012	2011
Deferred tax assets
Current:
Accrued expenses	$609	$867

Total current	609	867

Noncurrent:
Net operating loss carry-forwards	6,235	9,526
Research and development credit carry-forwards	8,068	7,529
Stock options	6,121	4,023
Other	39	—

Total noncurrent	20,463	21,078

Total deferred tax assets	21,072	21,945

Deferred tax liabilities-non-current
Capitalized research and development	(5,663)	(3,767)
Fixed assets	(1,304)	(3,989)
Intangible assets	(2,120)	(362)

Total deferred tax liabilities — non-current	(9,087)	(8,118)

Net deferred tax assets	$11,985	$13,827

The decrease in the valuation allowance for the year ended December 31, 2010 of $1,234 was attributable primarily to an increase in the Company’s deferred tax liabilities for capitalized research and development, fixed assets and intangible assets as well as a decrease in net operating loss carry-forwards, partially offset by the increase in research and development credit carry-forwards and stock options. During 2011, the Company reassessed the need for a valuation allowance against its deferred tax assets and concluded that it was more likely than not that it would be able to realize all of its deferred tax assets primarily as a result of continued

profitability, achievement of cumulative profitability and forecasted future earnings. Accordingly, in 2011, the Company released the valuation allowance related to its deferred tax assets. There was no change to the valuation allowance for the year ended December 31, 2012.

At December 31, 2012, the Company had federal and state net operating loss carry-forwards of approximately $42,897 and $1,062, respectively, which, if unused, expire at varying dates through 2032 for federal and state income tax purposes. At December 31, 2012, $25,046 of federal net operating loss carry-forwards and $1,062 of state net operating loss carry-forwards relate to deductions for stock option compensation for which the associated tax benefit will be credited to additional paid-in capital when realized. This amount is tracked separately and not included in the Company’s deferred tax assets.

At December 31, 2012, the Company had federal and state research and development credit carry-forwards of $4,397 and $4,433, respectively, which, if unused, will expire at varying dates through 2032 for federal income tax purposes and at varying dates through 2027 for state income tax purposes. Additionally, the Company has $1,127 of Massachusetts investment tax credits, which, if unused, will expire at varying dates through 2014.

The American Taxpayer Relief Act of 2012 (the “Act”) was enacted on January 2, 2013. The Act retroactively reinstates the federal research and development credit from January 1, 2012, through December 31, 2013.

The Company had not recorded any amounts for unrecognized tax benefits as of December 31, 2012, 2011 or 2010.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of December 31, 2012 and 2011, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2009 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carry-forwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years.

The Company has performed an analysis of its changes in ownership under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and has determined that any ownership changes which have occurred do not result in a permanent limitation on usage of the Company’s federal and state net operating losses.

8.    Accrued Expenses

	December 31,
	2012	2011
Payroll and payroll related	$3,800	$3,148
Licensed software and maintenance	1,627	1,197
Marketing programs	1,197	2,079
Other accrued expenses	4,179	4,091

	$10,803	$10,515

9.    401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company elected to make matching contributions for the plan years ending December 31, 2012, 2011 and 2010 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s compensation.

The Company made matching contributions of an aggregate of $2,457, $1,955 and $1,696 for the years ended December 31, 2012, 2011 and 2010, respectively.

10.    Commitments and Contingencies

Office Leases

The Company has a lease for its headquarters space in Waltham, Massachusetts (the “Lease”) that was effective through September 30, 2015 with one five-year extension option. The Lease included payment escalations and rent holidays. Additionally, the landlord was responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. The cost of improvements that were agreed to between the Company and the landlord that were in excess of the original agreed upon improvements were billed to the Company as additional rent. This additional rent was included in the net calculation of lease incentives, so that rent expense per square foot is recognized on a straight-line basis over the remaining term of occupancy. In December, 2012, the Company amended the Lease to expand the amount of space under the Lease, to extend the term of the Lease through September 22, 2022 with one 10-year extension option and to amend certain terms and conditions of the Lease. The additional space will be made available at various points in time during the term, starting in 2013.

The Company leases office space for a sales and support office in Colorado under a lease agreement effective through April 2019 with three three-year extension options. The agreement contains certain lease incentives and payment escalations. The Company also leases small amounts of general office space in Florida, New York, California and the United Kingdom under lease agreements that expire at various dates through 2017.

Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy.

At December 31, 2012, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $1,725 at December 31, 2012, of which $302 was included in prepaid expenses and other current assets and $1,423 was included in other assets. The accrued rent balance was $2,154 at December 31, 2012, of which $282 was included in accrued expenses and $1,872 was included in other long-term liabilities. At December 31, 2011, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $1,192 at December 31, 2011, of which $429 was included in prepaid expenses and other current assets and $763 was included in other assets. The accrued rent balance was $2,292 at December 31, 2011, of which $264 was included in accrued expenses and $2,028 was included in other long-term liabilities.

Total rent expense under office leases was $7,102, $6,163 and $5,037 for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, future minimum lease payments under noncancelable office leases are as follows:

2013	$6,571
2014	7,686
2015	8,655
2016	9,688
2017	9,436
Thereafter	40,087

Total	$82,123

Third-Party Hosting Agreements

The Company has agreements with two affiliated vendors to provide specialized space and equipment and related services from which the Company hosts its software applications.

Payment escalations and rent holidays specified in these agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. At December 31, 2012, the Company had prepaid rent of $1,120, of which $259 was included in prepaid expenses and other current assets and $861 was included in other assets. The accrued rent balance was $138 which was included in other long-term liabilities.

Total rent expense under hosting agreements was $4,073, $3,573 and $2,431 for the years ended December 31, 2012, 2011 and 2010, respectively.

The agreements include payment commitments that expire at various dates through mid-2017. As of December 31, 2012, future minimum payments under the agreements are as follows:

2013	$3,841
2014	3,624
2015	3,734
2016	3,845
2017	775

Total	$15,819

Vendor Commitments

As of December 31, 2012, the Company had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling $15,791 related primarily to marketing programs and other non-marketing goods and services to be delivered during 2013.

Letters of Credit and Restricted Cash

As of December 31, 2012 and 2011, the Company maintained a letter of credit totaling $750 for the benefit of the landlord of the Company’s corporate headquarters lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $750 as of December 31, 2012 and 2011, respectively, to secure the letter of credit. This amount was classified as restricted cash in the balance sheet at December 31, 2012 and 2011. In connection with the lease amendment signed in December 2012, the Company agreed to increase the amount of the letter of credit to $1,300 on or before January 15, 2013. This increase was completed on January 15, 2013. Additionally, the Company agreed to increase the amount of the letter of credit at future points to a maximum amount of $1,875 if certain financial tests have not been met.

Contingent Consideration

The former shareholders of SinglePlatform are eligible to receive consideration of up to $30,000, which is contingent on the achievement of certain revenue targets within the period from July 1, 2012 to June 30, 2014, measured in six month intervals. If such conditions are achieved, the consideration is payable in cash. As of December 31, 2012, the first target had not been met. Additionally, the Company does not believe the other targets will be met. Accordingly, the Company’s accrual for this contingency as of December 31, 2012 is $0.

Indemnification Obligations

The Company enters into standard indemnification agreements with the Company’s partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of December 31, 2012, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

Legal Matters

On August 7, 2012, two former employees, on behalf of themselves and all other similarly situated individuals (collectively, the “FLSA Plaintiffs”), filed a complaint in the U.S. District Court for the District of Massachusetts that named the Company as a defendant in a lawsuit. The complaint, which was served on the Company on August 9, 2012, alleges that the Company violated the Fair Labor Standards Act and the Massachusetts overtime law with respect to certain current and former sales employees. The FSLA Plaintiffs seek an award for damages in an unspecified amount. A court-sanctioned mediation session with an independent mediator is scheduled to occur in March 2013.This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, the Company believes that it has meritorious defenses and intends to defend itself vigorously.

On September 24, 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited (collectively, “RPost”) filed a complaint in the U.S. District Court for the Eastern District of Texas that named the Company as a defendant in a lawsuit. The complaint, which was served on the Company on December 26, 2012, alleges that certain elements of the Company’s email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. On February 11, 2013, RPost amended its complaint to name five of the Company’s partners as defendants. Under the Company’s contractual agreements with these partners, the Company is obligated to indemnify them for claims related to patent infringement. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. The Company believes that it has meritorious defenses to any claim of infringement and intends to defend itself vigorously.

On November 14, 2012, the Company filed a complaint in the U.S. District Court for the District of Delaware against Umbanet, Inc. (“Umbanet”) seeking a declaratory judgment that two patents held by Umbanet (the “Umbanet Patents”) are not infringed by a customer’s use of the Company’s email marketing product and that such patents are invalid (the “Delaware Case”). The Company filed the Delaware Case in response to a complaint filed by Umbanet in the U.S. District Court for the District of New Jersey against one of the Company’s customers alleging that the customer’s use of the Company’s email marketing product infringed the Umbanet Patents (the “New Jersey Case”). Umbanet has filed a motion in the Delaware Case seeking to dismiss the complaint or, in the alternative, stay the case pending resolution of the New Jersey Case. The Company filed a motion in the New Jersey Case seeking to stay the case pending resolution of the Delaware Case. These litigation matters are in a very early stage. As a result, neither the ultimate outcome of these matters nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. The Company believes that it has meritorious defenses to any claim of infringement and intends to pursue these matters vigorously.

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

11.    Quarterly Information (Unaudited)

	Three Months Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Statements of Operations Data:
Revenue	$66,298	$63,846	$62,072	$59,938	$57,532	$54,346	$52,527	$50,015
Gross profit	47,506	45,124	43,638	42,339	41,636	38,667	37,294	35,332
Income (loss) from operations(1)	7,805	8,531	(406)	(414)	5,120	5,683	1,312	(2,118)
Net income (loss)(2)	6,379	6,621	(462)	218	18,895	5,353	1,274	(1,843)
Basic net income (loss) per share(2)	$0.21	$0.22	$(0.02)	$0.01	$0.63	$0.18	$0.04	$(0.06)
Diluted net income (loss) per share(2)	$0.21	$0.21	$(0.02)	$0.01	$0.62	$0.18	$0.04	$(0.06)

(1)	Comparability affected by a change (benefit) in the fair value of a contingent consideration liability of $6,094 and $6,058 in the third and fourth quarters of 2012, respectively.
(2)	Comparability affected by a change (benefit) in the fair value of a contingent consideration liability of $6,094 and $6,058 in the third and fourth quarters of 2012, respectively, and an income tax benefit of $13,777 recorded in the fourth quarter of 2011 primarily related to the release of deferred tax asset valuation allowance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2012, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2012 based on the specified criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2012.

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

Information required by this item is incorporated by reference from the information in our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item and from Part II, Item 5 is incorporated by reference from the information in our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference from the information in our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

For a list of the consolidated financial statements included herein, see Index to the Consolidated Financial Statements on page 49 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(b)  Exhibits

See Exhibit Index on page 85 of this Annual Report on Form 10-K, incorporated into this Item by reference.

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

CONSTANT CONTACT, INC.

Date: February 28, 2013	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gail F. Goodman Gail F. Goodman	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2013

/s/ Thomas Anderson Thomas Anderson	Director	February 28, 2013

/s/ Robert P. Badavas Robert P. Badavas	Director	February 28, 2013

/s/ John Campbell John Campbell	Director	February 28, 2013

/s/ William S. Kaiser William S. Kaiser	Director	February 28, 2013

/s/ Daniel T. H. Nye Daniel T. H. Nye	Director	February 28, 2013

/s/ Sharon T. Rowlands Sharon T. Rowlands	Director	February 28, 2013

/s/ Jay Herratti Jay Herratti	Director	February 28, 2013

/s/ Harpreet S. Grewal Harpreet S. Grewal	Executive Vice President and Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2013

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the Securities and Exchange Commission, or SEC, on September 4, 2007.

3.2	Second Amended and Restated Bylaws of the Company.	Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

10.1#	1999 Stock Option/Stock Issuance Plan, as amended.	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on July 6, 2007.

10.2#	Form of Non-Qualified Stock Option Agreement with Executive Officers under the 1999 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on July 6, 2007.

10.3#	Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on July 6, 2007.

10.4#	Constant Contact, Inc. 2007 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

10.5#	Forms of Incentive Stock Option Agreements, under the 2007 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

10.6#	Forms of Non-Qualified Stock Option Agreements, under the 2007 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

10.7#	Constant Contact, Inc. 2007 Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

10.8	Form of Director and Officer Indemnification Agreement.	Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

10.9	Form of Indemnification Agreement between the Company and certain entities that sold stock in the Company’s initial public offering.	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 12, 2007.

Exhibit No.	Description	Location

10.10	Lease, dated as of May 30, 2008, between the Company and Centerra Office Tech I, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2008.

10.11	Lease, dated as of May 30, 2008, between the Company and McWhinney 409CC, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2008.

10.12#	Amendment No. 1 to the Constant Contact, Inc. 2007 Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 13, 2008.

10.13	First Amendment to Lease, dated as of October 8, 2008, between the Company and McWhinney 409CC, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008.

10.14	Loan and Security Agreement, dated February 27, 2003, as amended, between the Company and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on July 6, 2007.

10.15	Lease, dated May 29, 2009, between the Company and Boston Properties Limited Partnership.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2009.

10.16#	Amendment No. 2 to the Constant Contact, Inc. 2007 Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2009.

10.17	First Amendment to Lease dated as of May 3, 2010 by and between BP Reservoir Place LLC (as successor-in-interest to Boston Properties Limited Partnership) and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 4, 2010.

10.18#	Letter Agreement, dated as of May 25, 2010, between the Company and Harpreet S. Grewal.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2010.

10.19#	Form of Executive Restricted Stock Unit Agreement (Time-Based Vesting) under the 2007 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 3, 2010.

10.20#	Restricted Stock Unit Agreement (Performance-Based Vesting) dated September 1, 2010 between the Company and Harpreet S. Grewal.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 3, 2010.

10.21	Second Amendment to Lease dated as of September 13, 2010 by and between BP Reservoir Place LLC (as successor-in-interest to Boston Properties Limited Partnership) and the Company.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 3, 2010.

Exhibit No.	Description	Location

10.22#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Gail F. Goodman.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2010.

10.23#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Ellen M. Brezniak.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2010.

10.24#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Harpreet S. Grewal.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2010.

10.25#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and John J. Walsh, Jr.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2010.

10.26#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Thomas C. Howd.	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2010.

10.27#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Christopher M. Litster.	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2010.

10.28#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Robert P. Nault.	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2010.

10.29#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Robert D. Nicoson.	Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2010.

10.30	Turn Key Datacenter Lease dated as of December 31, 2010 between Digital Alfred, LLC and the Company.	Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 9, 2011.

10.31	Datacenter Lease dated as of January 1, 2011 between Digital 55 Middlesex, LLC and the Company.	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 9, 2011.

10.32#	Form of Performance Stock Option Agreement (Customer-Based), under the 2007 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 9, 2011.

10.33	Asset Purchase Agreement dated as of February 15, 2011 between the Company and Bantam Networks, LLC.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 16, 2011.

Exhibit No.	Description	Location

10.34	First Amendment to Turn Key Datacenter Lease dated as of March 1, 2011 between the Company and Digital Alfred, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 2, 2011.

10.35#	Constant Contact, Inc. 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-174621), filed with the Securities and Exchange Commission on May 31, 2011.

10.36#	Form of Incentive Stock Option Agreement (non-executive officers) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.37#	Form of Incentive Stock Option Agreement (executive officers) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.38#	Form of Non-Statutory Stock Option Agreement (non-executive officers) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.39#	Form of Non-Statutory Stock Option Agreement (executive officers) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.40#	Form of Restricted Stock Unit Agreement (executive officers; time-based) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.41#	Form of Non-Statutory Stock Option Agreement (directors; initial grant) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.42#	Form of Non-Statutory Stock Option Agreement (directors; annual grant) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.43#	Form of Non-Statutory Stock Option Agreement (directors; discretionary grant) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.44#	Transition Agreement dated January 31, 2012 between the Company and Thomas C. Howd.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2012.

10.45#	Form of Restricted Stock Unit Agreement (non-executive officers; performance-based - contacts) under the 2007 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

10.46#	Letter Agreement dated March 24, 2011 between the Company and Rick Jensen.	Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

Exhibit No.	Description	Location

10.47#	Executive Severance Agreement, dated as of May 2, 2011, between the Company and Rick Jensen.	Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

10.48	Second Amendment to Turn Key Datacenter Lease dated as of December 15, 2011 between the Company and Digital Alfred, LLC.	Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

10.49#	Executive Severance Agreement, dated as of October 25, 2011, between the Company and David Gilbertson.	Incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

10.50#	Form of Restricted Stock Unit Agreement (executive officers; performance-based - SaveLocal) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

10.51#	Executive Severance Agreement, dated as of December 12, 2011, between the Company and Joel Hughes.	Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

10.52#	Form of Restricted Stock Unit Agreement (non-executive officers: time-based-transaction) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

10.53#	Constant Contact, Inc. 2012 Executive Cash Incentive Bonus Plan.	Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

10.54#	Retention Agreement, dated as of March 7, 2012, between the Company and John J. Walsh, Jr.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2012.

10.55	First Amendment to Datacenter Lease dated as of May 11, 2012 by and between Digital 55 Middlesex, LLC and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 17, 2012.

10.56	55 Middlesex Turnpike Office Space Rider dated as of May 11, 2012 by and between Digital 55 Middlesex, LLC and the Company.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 17, 2012.

10.57#	Constant Contact, Inc. 2012 Inducement Award Plan.	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (File No. 333-182083), filed with the Securities and Exchange Commission on June 13, 2012.

Exhibit No.	Description	Location

10.58	Agreement and Plan of Merger, dated as of June 12, 2012, by and among the Company, Match Acquisition Corporation, SinglePlatform, Corp. and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as Stockholder Representative.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.

10.59#	Form of Stock Option Agreement under the Constant Contact 2012 Inducement Award Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.

10.60#	Form of Restricted Stock Unit Agreement under the Constant Contact, Inc. 2012 Inducement Award Plan for Wiley Cerilli.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.

10.61#	Form of Restricted Stock Unit Agreement under the Constant Contact, Inc. 2012 Inducement Award Plan for Key Employees.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.

10.62	Lease and related Work Letter Agreement dated as of May 29, 2012 by and between the Company and Edward J. Conner.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 1, 2012.

10.63	Third Amendment to Lease dated as of April 1, 2012 by and between BP Reservoir Place LLC (as successor-in-interest to Boston Properties Limited Partnership) and the Company.	Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 1, 2012.

10.64	Fourth Amendment to Lease dated as of December 27, 2012 by and between BP Reservoir Place LLC (as successor in interest to Boston Properties Limited Partnership) and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2013.

10.65#	Executive Severance Agreement effective as of June 21, 2012 by and among the Company and Kenneth J. Surdan.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2013.

10.66#	Form of Restricted Stock Unit Agreement (for Executives) under the Constant Contact, Inc. 2011 Stock Incentive Plan (Performance-Based Vesting (Revenue); Double Trigger).	Filed herewith.

Exhibit No.	Description	Location

10.67#	Form of Restricted Stock Unit Agreement (for Executives) under the Constant Contact, Inc. 2011 Stock Incentive Plan (Performance-Based Vesting (Total Shareholder Return); Double Trigger).	Filed herewith.

10.68#	Form of Nonstatutory Stock Option Agreement (for Executives) Granted Under the Constant Contact, Inc. 2011 Stock Incentive Plan (Double Trigger).	Filed herewith.

10.69#	Form of Incentive Stock Option Agreement (for Executives) Granted Under the Constant Contact, Inc. 2011 Stock Incentive Plan (Double Trigger).	Filed herewith.

10.70#	Form of Restricted Stock Unit Agreement (for Employees) under the Constant Contact, Inc. 2011 Stock Incentive Plan (Time-Based Vesting; Alternate Version 1 – Single Vest Date).	Filed herewith.

10.71#	Form of Restricted Stock Unit Agreement (for Employees) under the Constant Contact, Inc. 2011 Stock Incentive Plan (Time-Based Vesting; Alternate Version 2—Multiple Vest Dates).	Filed herewith.

10.72#	Constant Contact, Inc. 2013 Executive Cash Incentive Bonus Plan.	Filed herewith.

21.1	Subsidiaries of the Company.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Exhibit No.	Description	Location

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101INS§	XBRL Instance Document.	Furnished herewith.

101SCH§	XBRL Taxonomy Extension Schema Document.	Furnished herewith.

101CAL§	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished herewith.

101LAB§	XBRL Taxonomy Extension Labels Linkbase Document.	Furnished herewith.

101PRE§	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished herewith.

101DEF§	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished herewith.

#	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

*	This certification accompanies this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to liability under that section. This certification shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

§	Extensible Business Reporting Language (XBRL) information is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act and otherwise is not subject to liability under these sections.