Form 10-Q
period 2013-03-31
Constant Contact, Inc.
filed 2013-05-01
CIK 1405277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 29, 2013, there were 30,710,208 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information

Item 1. Financial Statements

Constant Contact, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$82,400	$67,775
Marketable securities	14,934	25,732
Accounts receivable, net of allowance for doubtful accounts	69	92
Prepaid expenses and other current assets	9,644	6,513

Total current assets	107,047	100,112
Property and equipment, net	40,008	39,653
Restricted cash	1,300	750
Goodwill	95,505	95,505
Acquired intangible assets, net	6,198	6,758
Deferred taxes	13,570	11,377
Other assets	2,950	3,107

Total assets	$266,578	$257,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,867	$8,167
Accrued expenses	16,163	10,803
Deferred revenue	34,801	32,700

Total current liabilities	57,831	51,670
Other long-term liabilities	2,070	2,010

Total liabilities	59,901	53,680

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 30,699,266 and 30,651,375 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	307	307
Additional paid-in capital	213,597	209,987
Accumulated other comprehensive income	10	11
Accumulated deficit	(7,237)	(6,723)

Total stockholders’ equity	206,677	203,582

Total liabilities and stockholders’ equity	$266,578	$257,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2013	2012
Revenue	$68,205	$59,938
Cost of revenue	19,908	17,599

Gross profit	48,297	42,339

Operating expenses:
Research and development	10,268	9,471
Sales and marketing	30,802	25,718
General and administrative	9,894	7,415
Acquisition costs and other related charges	—	149

Total operating expenses	50,964	42,753

Loss from operations	(2,667)	(414)
Interest and other income (expense), net	(29)	71

Loss before income taxes	(2,696)	(343)
Income tax benefit	2,182	561

Net income (loss)	$(514)	$218

Net income (loss) per share:

Basic	$(0.02)	$0.01

Diluted	$(0.02)	$0.01

Weighted average shares outstanding used in computing per share amounts:

Basic	30,630	30,171

Diluted	30,630	31,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Net income (loss)	$(514)	$218

Other comprehensive loss:
Net unrealized gains (losses) on marketable securities	3	(20)
Translation adjustment	(4)	—

Total other comprehensive loss	(1)	(20)

Comprehensive income (loss)	$(515)	$198

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Cash flows from operating activities
Net income (loss)	$(514)	$218
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,115	4,285
Amortization of premium on investments	70	154
Stock-based compensation expense	3,541	3,299
Recovery of bad debts	(2)	(5)
Deferred income taxes	(2,187)	(693)
Taxes paid related to net share settlement of restricted stock units	(285)	(247)
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	25	16
Prepaid expenses and other current assets	(3,133)	(643)
Other assets	157	(113)
Accounts payable	(1,300)	1,140
Accrued expenses	5,360	1,592
Deferred revenue	2,101	1,877
Other long-term liabilities	60	—

Net cash provided by operating activities	9,008	10,880

Cash flows from investing activities
Purchases of marketable securities	(1,909)	(14,270)
Proceeds from maturities of marketable securities	8,634	20,000
Proceeds from sales of marketable securities	4,000	23,581
Acquisitions of businesses, net of cash acquired	—	(5,750)
Increase in restricted cash	(550)	—
Acquisition of property and equipment, including costs capitalized for development of internal use software	(4,744)	(5,473)

Net cash provided by investing activities	5,431	18,088

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to the exercise of stock options	182	3,250
Income tax benefit from the exercise of stock options	6	132

Net cash provided by financing activities	188	3,382

Effects of exchange rates on cash	(2)	—

Net increase in cash and cash equivalents	14,625	32,350
Cash and cash equivalents, beginning of period	67,775	49,589

Cash and cash equivalents, end of period	$82,400	$81,939

Supplemental disclosure of noncash investing activities:
Capitalization of stock-based compensation	$166	$224

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and per share amounts)

1. Nature of the Business

Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation on August 25, 1995. The Company reincorporated in the State of Delaware in 2000. The Company provides on-demand email marketing, social media marketing, event marketing, local deals, a distribution platform for online listings, and online survey products to small organizations, including small businesses, associations and non-profits primarily in the U.S. The Company’s email marketing product allows customers to create, send and track email marketing campaigns. The Company’s Social Campaigns™ product allows customers to create, publish, promote and run campaigns on Facebook®. EventSpot®, the Company’s event marketing product, enables customers to promote and manage events, track event registrations and collect online payments. The Company’s online survey product enables customers to create and send surveys and analyze the responses. The Company’s SaveLocalTM product makes it quick and easy for customers to create, run and manage local deals. Social media marketing features in all of the Company’s products allow customers to easily manage and optimize their presence across multiple social media networks. CardStar®, the Company’s mobile phone application, allows consumers to easily manage loyalty, rewards and membership cards on a mobile phone. In June 2012, the Company acquired SinglePlatform, Corp. (“SinglePlatform”), a company that helps small businesses get discovered through web and mobile searches by providing a single place to update relevant business information. These products are designed for small organizations and are marketed directly by the Company and through a wide variety of partners.

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

The condensed consolidated balance sheet at December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2013 and consolidated results of operations for the three months ended March 31, 2013 and 2012 and consolidated cash flows for the three months ended March 31, 2013 and 2012 have been made. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, judgments and assumptions, including those related to revenue recognition, stock-based compensation, goodwill and acquired intangible assets, capitalization of software and website development costs, liability for contingent consideration, litigation accruals and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

The Company provides access to its products primarily through subscription arrangements whereby the customer is charged a fee for access for a defined term. Subscription arrangements include access to use the Company’s software via the Internet and support services, such as telephone, email and chat support. When there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured, the Company recognizes revenue on a daily basis over the subscription period as the services are delivered. Delivery is considered to have commenced at the time the customer has paid for the products and has access to the account via a log-in and password. The Company generates revenue from its SaveLocal product by charging a fee to its customers based on the number of deals sold by its customers and the value of the successful deal. The Company recognizes revenue from the fee charged when there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured. The Company also offers ancillary services to its customers related to its subscription-based products such as custom services and training. When sold together, revenue from custom services, training and subscription products are accounted for separately based on vendor-specific objective evidence of fair value of each of the services as those services have value on a standalone basis and do not involve a significant degree of risk or unique acceptance criteria. Revenue from custom services and training is recognized as the services are performed.

Deferred Revenue

Deferred revenue consists of payments received in advance of delivery of the Company’s products described above and is recognized as the revenue recognition criteria are met. The Company’s customers generally pay for services in advance on a monthly, semiannual or annual basis.

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

Concentration of Credit Risk and Significant Products and Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. At March 31, 2013 and December 31, 2012, the Company had substantially all cash and investment balances at certain financial institutions without or in excess of federally insured limits, however, the Company maintains its cash balances and custody of its marketable securities with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the three months ended March 31, 2013 and 2012, revenue from the Company’s email marketing product alone as a percentage of total revenue was approximately 85% and 86%, respectively. No customer accounted for more than 10% of total revenue during these periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. The Company also considers receivables related to customer credit card purchases of $2,949 and $2,509 at March 31, 2013 and December 31, 2012, respectively, to be equivalent to cash. Cash equivalents are stated at fair value.

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest and other income (expense) based on the specific identification method.

At March 31, 2013, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$10,110	$20	$—	$10,130
Corporate and Agency Bonds	910	—	(2)	908
Certificates of Deposit	1,000	—	—	1,000
Commercial Paper	2,896	—	—	2,896

Total	$14,916	$20	$(2)	$14,934

At March 31, 2013, marketable securities consisted of investments that mature within one year.

At December 31, 2012, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$10,138	20	$—	$10,158
Corporate and Agency Bonds	12,675	1	—	12,676
Certificates of Deposit	1,000	—	—	1,000
Commercial Paper	1,898	—	—	1,898

Total	$25,711	$21	$—	$25,732

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables present the Company’s fair value hierarchy for its cash equivalents and marketable securities which are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Fair Value Measurements at March 31, 2013 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$49,288	$—	$—	$49,288
U.S. Treasury Notes	10,130	—	—	10,130
Corporate and Agency Bonds	—	908	—	908
Certificates of Deposit	—	1,000	—	1,000
Commercial Paper	—	2,896	—	2,896

Total	$59,418	$4,804	$—	$64,222

	Fair Value Measurements at December 31, 2012 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$38,320	$—	$—	$38,320
U.S. Treasury Notes	10,158	—	—	10,158
Corporate and Agency Bonds	—	12,676	—	12,676
Certificates of Deposit	—	1,000	—	1,000
Commercial Paper	—	1,898	—	1,898

Total	$48,478	$15,574	$—	$64,052

The Company has a contingent consideration liability associated with the acquisition of SinglePlatform in June 2012, which has been assessed at $0 as of March 31, 2013 (see Note 3). Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of the contingent consideration liability uses assumptions and estimates to forecast a range of outcomes for the contingent consideration. The Company assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Changes in the fair value of the contingent consideration liability related to updated assumptions and estimates are recognized within the consolidated statements of operations.

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

The following is a summary of the shares used in computing diluted net income (loss) per share:

(in thousands)

	Three months ended March 31,
	2013	2012

Weighted average shares used in calculating basic net income (loss) per share	30,630	30,171
Stock options	—	905
Warrants	—	1
Unvested restricted shares and restricted share units	—	41

Shares used in computing diluted net income (loss) per share	30,630	31,118

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share because they had an anti-dilutive impact either because the proceeds under the treasury stock method were in excess of the average fair market value for the period or because the Company had a net loss in the period:

(in thousands)

	Three months ended March 31,
	2013	2012

Options to purchase common stock	5,538	2,051
Unvested restricted stock and restricted stock units	588	15
Warrants to purchase common stock	1	—

Total options and warrants exercisable into common stock, restricted stock units issuable in common stock and restricted stock	6,127	2,066

Advertising Expense

The Company expenses advertising as incurred.

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

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to CardStar’s knowledge of mobile applications and coupons and loyalty cards. Goodwill from the CardStar acquisition will be included within the Company’s one reporting unit and is included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the acquisition of CardStar is not deductible for tax purposes. The operations of CardStar prior to the acquisition were not material to the consolidated results of the Company.

SinglePlatform

On June 12, 2012, the Company acquired by merger all of the outstanding capital stock of SinglePlatform. SinglePlatform provides small businesses a single place to update their business information and delivers that information across its publishing network. The Company purchased SinglePlatform in order to expand its product offerings consistent with its strategy of helping small organizations acquire new customers. The purchase price of $75,009 reflected a cash payment of $62,857 and a liability of $12,152 representing the fair value of contingent consideration of up to $30,000 payable to the former shareholders of SinglePlatform upon achievement by SinglePlatform of certain revenue targets. These revenue targets are measured in six month intervals from July 1, 2012 to June 30, 2014. If such targets are achieved, the consideration is payable in cash. Using a discounted cash flow method and a probability weighted estimate of future revenue, the Company recorded an estimated liability of $12,152 as of the acquisition date. The estimated undiscounted range of outcomes for the contingent consideration was $0 to $21,095 at the acquisition date. The first revenue target, assessed at December 31, 2012 was not met. Based on actual performance, the Company revised its revenue forecasts. Under the revised forecasts, no contingent consideration payments will be made. Accordingly, the Company recorded a reduction to expenses of $12,152 relating to this remeasurement of the fair value of the contingent liability in 2012 such that the liability as of December 31, 2012 and March 31, 2013 was $0. The reduction was included in acquisition costs and other related charges in the Company’s consolidated statement of operations for the year ended December 31, 2012. As the first revenue target, measured at December 31, 2012, was not met, the maximum amount of contingent consideration payable was reduced to $22,500. The Company will continue to assess the probability that the remaining revenue targets will be met and at what level, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled.

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

The following table presents the pro forma results of the historical consolidated statements of operations of the Company and SinglePlatform for the three months ended March 31, 2012, giving effect to the merger as if it occurred on January 1, 2011:

Three months ended March 31, 2012
Pro forma revenue	$60,148
Pro forma net loss	(777)

The pro forma net loss presented primarily includes adjustments for amortization, interest income and income taxes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

Transaction costs related to acquisitions were $149 for the three months ended March 31, 2012, which the Company recorded as acquisition costs and other related charges. The operating expenses of the acquired entities have been included in the consolidated financial statements beginning on their respective acquisition dates but have not been disclosed as the Company does not account for the results of the acquired entities separate from its own results.

4. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $95,505 at March 31, 2013 and December 31, 2012. Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired.

Intangible assets consist of the following:

		March 31,2013			December 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 years	$4,357	$1,436	$2,921	$4,357	$1,222	$3,135
Customer relationships	3.75 years	3,315	1,105	2,210	3,315	822	2,493
Publisher relationships	5 years	710	118	592	710	83	627
Trade name	5 years	570	95	475	570	67	503

		$8,952	$2,754	$6,198	$8,952	$2,194	$6,758

The Company amortizes the intangible assets over the estimated useful lives noted above. Amortization of the developed technology and publisher relationships assets is on a straight-line basis as the pattern of consumption of the economic benefits of the intangible assets cannot be reliably determined. The Company also amortizes the trade name asset over its estimated useful life on a straight-line basis as the straight-line basis is not materially different than the pattern of consumption of economic benefit basis. Customer relationships are amortized over their useful life based on the pattern of consumption of economic benefit of the asset. Amortization commences once the asset has been placed in service. Amortization expense for intangible assets was $560 and $164 for the three months ended March 31, 2013 and 2012, respectively. Amortization relating to developed technology and publisher relationships is recorded within cost of revenue and amortization of customer relationships and trade name is recorded within sales and marketing expense. Future estimated amortization expense for assets placed in service as of March 31, 2013 is as follows:

Remainder of 2013	$1,843
2014	2,196
2015	1,583
2016	470
2017	106

Total	$6,198

5. Stock-Based Awards

Stock Incentive Plan

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards with a maximum term of seven years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company reserved 4,200,000 shares of its common stock for issuance under the 2011 Plan. Additionally, per the terms of the 2011 Plan, shares of common stock previously reserved for issuance under the 2007 Stock Incentive Plan as well as shares reserved for outstanding awards under the 1999 Stock Option/Stock Issuance Plan for which the awards are cancelled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the 2011 Plan. Awards that are granted with a per share or per unit purchase price less than 100% of fair market value as of the date of grant (e.g., restricted stock and restricted stock unit awards) shall count towards the total number of shares reserved for issuance under the 2011 Plan on a two-for-one basis. As of March 31, 2013, 1,902,718 shares of common stock were available for issuance under the 2011 Plan.

The Company’s 2012 Inducement Award Plan (the “2012 Inducement Plan”) provides for the grant of nonstatutory stock options and restricted stock unit awards as an inducement to an individual’s entering into employment with the Company or in connection with an acquisition. The Company may issue up to an aggregate of 257,780 shares of common stock pursuant to the 2012 Inducement Plan, subject to adjustment in the event of stock splits and other similar events. Shares issued under the 2012 Inducement Plan may consist in whole or in part of authorized but unissued shares or may be issued shares that the Company has reacquired (provided that open market purchases of shares using the proceeds from the exercise of awards do not increase the number of shares available for future grants). Options granted under the 2012 Inducement Plan must be granted at an exercise price that is not less than 100% of the fair market value of the common stock on the date of grant and may not be granted for a term in excess of seven years.

If an award granted under the 2012 Inducement Plan expires or is terminated, surrendered or canceled without having been fully exercised or is forfeited in whole or in part (including as the result of shares of common stock subject to such award being repurchased by the Company) or otherwise results in any common stock not being issued, the unused common stock covered by such award will become available for issuance pursuant to a new award under the 2012 Inducement Plan. As of March 31, 2013, there were 8,900 shares of common stock available for issuance under this plan.

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

Restricted Stock

The Company has granted restricted stock that contain time-based and performance-based vesting criteria. Time-based restrictions lapse over three years while the performance criterion is a two-part performance goal, one of which was met in 2010 and the second of which has not yet been met.

Restricted Stock Units

Upon vesting, restricted stock units entitle the holder to one share of common stock for each restricted stock unit. All restricted stock units currently granted have been classified as equity instruments as their terms require settlement in shares. The Company has outstanding restricted stock units with time-based vesting conditions as well as service and performance-based vesting conditions. Time-based vesting restrictions lapse over periods generally ranging from two to four years. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares. Restricted stock units with performance-based vesting conditions consist of restricted stock units which vest upon the achievement of at least two years of service and a targeted revenue run rate of $500,000 (the “Revenue RSUs”). The Revenue RSUs will vest upon the achievement of both (i) a performance condition and (ii) a service condition. The performance condition will be satisfied if the Company achieves a specified quarterly revenue target over a specified measurement period. To satisfy the service condition, the employee must remain employed by the Company until the later of the applicable performance determination date and the second anniversary of the date of grant. The number of Revenue RSUs that will vest upon the achievement of the performance condition and the service condition will vary based on when the performance condition is satisfied, from a maximum of 100% of the number of target shares to a threshold of 25% of the number of target shares with no vesting, absent certain circumstances in a change of control of the Company, if the threshold is not achieved. If the revenue targets are not achieved by March 31, 2017, the Revenue RSUs will expire unvested. Restricted stock units with performance-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares. The Company also has outstanding a small number of restricted stock units with other performance based vesting criteria. Restricted stock units with market-based vesting conditions consist of restricted stock units which vest upon achievement of a Total Shareholder Return target (the “TSR units”) measured over a three-year period that commenced December 4, 2012. The number of TSR units that will vest upon achievement of the Total Shareholder Return target will vary based on the level of achievement from a maximum of 125% of the target shares to a threshold of 50% of the target shares with no vesting, absent certain circumstances in a change of control of the Company, if the threshold requirement is not achieved or the employee is no longer with the Company at the end of the three-year period. The TSR units are valued using a Monte Carlo simulation model. The number of awards expected to be earned, based on achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation for the TSR unit. Compensation cost is recognized regardless of the eventual number of awards that are earned based on the market condition and is recognized on a straight-line basis over the requisite service period.

Stock Purchase Plan

Under the Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), six-month offering periods begin on January 1 and July 1 of each year, during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. The per share purchase price for offerings is equal to 85% of the closing market price of the Company’s common stock on the last day of the offering period. As of March 31, 2013, 110,591 shares of common stock are available for issuance to participating employees under the Purchase Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three months ended March 31,
	2013	2012
Cost of revenue	$399	$379
Research and development	831	972
Sales and marketing	984	675
General and administrative	1,327	1,273

	$3,541	$3,299

The Company capitalized approximately $166 and $224 of stock-based compensation related to the development of internal use software for the three months ended March 31, 2013 and 2012, respectively.

6. Income Taxes

For the three months ended March 31, 2013 and 2012, the Company recorded an income tax benefit of $2,182 and $561, respectively. Income tax is related to federal, state, and to a lesser extent, foreign tax obligations.

The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions. The Company’s estimated effective tax rate for 2013, which has been applied to the Company’s loss before income taxes for the three months ended March 31, 2013, varies from the statutory rate primarily due to 2013 federal and state research and development credits that decrease the effective tax rate, partially offset by non-deductible stock-based compensation expense, that increases the effective tax rate. Additionally, for the three months ended March 31, 2013, the income tax benefit was increased by the 2012 federal research and development credit which was treated as a discrete item. The American Taxpayer Relief Act of 2012, (the “Act”), was enacted on January 2, 2013. The Act retroactively reinstated the federal research and development credit from January 1, 2012. The effect of the change in the tax law related to 2012 was $1,324, which was recognized as a benefit to income tax expense in the first quarter of 2013, the quarter in which the law was enacted.

For 2012, the Company’s estimated effective tax rate varied from the statutory tax rate primarily due to non-deductible stock-based compensation expense that increased the effective tax rate partially offset by state research and development credits that decreased the effective tax rate. Additionally, for the three months ended March 31, 2012, the income tax benefit was increased by the recognition for tax purposes of stock-based compensation expense on disqualifying dispositions of incentive stock options that occurred during the period which was treated as a discrete item.

The Company had net deferred tax assets of $11,985 at December 31, 2012, which increased to $14,179 at March 31, 2013, primarily as a result of the income tax benefit recorded for the three months ended March 31, 2013.

The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2013 or December 31, 2012. As of March 31, 2013 and December 31, 2012, the Company had no accrued interest or tax penalties recorded.

7. Accrued Expenses

	March 31, 2013	December 31, 2012
Payroll and payroll related	$5,768	$3,800
Licensed software and maintenance	1,197	1,627
Marketing programs	3,709	1,197
Other accrued expenses	5,489	4,179

	$16,163	$10,803

8. Commitments and Contingencies

Office Leases

The Company has a lease for its headquarters space in Waltham, Massachusetts (the “Lease”) that is effective through September 2022 with one ten-year extension option. The Lease includes space the Company is currently occupying as well as space that will be made available at various points in time during the term, starting in 2013.

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

At March 31, 2013, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $1,696 at March 31, 2013, of which $456 was included in prepaid expenses and other current assets and $1,240 was included in other assets. The accrued rent balance was $2,242 at March 31, 2013, of which $323 was included in accrued expenses and $1,919 was included in other long-term liabilities. At December 31, 2012, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $1,725 at December 31, 2012, of which $302 was included in prepaid expenses and other current assets and $1,423 was included in other assets. The accrued rent balance was $2,154 at December 31, 2012, of which $282 was included in accrued expenses and $1,872 was included in other long-term liabilities.

Total rent expense under office leases was $1,970 and $1,513 for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, future minimum lease payments under noncancelable office leases are as follows:

Remainder of 2013	$4,970
2014	7,686
2015	8,655
2016	9,688
2017	9,436
Thereafter	40,087

Total	$80,522

Subsequent to March 31, 2013, the Company signed a new lease in New York, New York with a term through October 2018. Contractual obligations will increase by an additional $161, $656, $676, $696, $717 and $614 for the years ending December 31, 2013, 2014, 2015, 2016, 2017 and 2018, respectively, as a result of this agreement.

Third-Party Hosting Agreements

The Company has agreements with two vendors to provide specialized space and equipment and related services from which the Company hosts its software applications.

Payment escalations and rent holidays specified in these agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. At March 31, 2013 and December 31, 2012, the Company had both prepaid rent and accrued rent balances related to its hosting agreements. At March 31, 2013, the Company had prepaid rent of $1,024, of which $253 was included in prepaid expenses and other current assets and $771 was included in other assets. The accrued rent balance of $150 at March 31, 2013 was included in other long-term liabilities. At December 31, 2012, the Company had prepaid rent of $1,120, of which $259 was included in prepaid expenses and other current assets and $861 was included in other assets and accrued rent of $138 which was included in other long-term liabilities. Total rent expense under hosting agreements was $1,007 and $906 for the three months ended March 31, 2013 and 2012, respectively.

The agreements include payment commitments that expire at various dates through mid-2017. As of March 31, 2013, future minimum payments under the agreements are as follows:

Remainder of 2013	$2,902
2014	3,624
2015	3,734
2016	3,844
2017	775

Total	$14,879

Vendor Commitments

As of March 31, 2013, the Company had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling $22,502 related primarily to marketing programs and other non-marketing goods and services to be delivered over the next twelve months.

Letters of Credit and Restricted Cash

As of March 31, 2013 and December 31, 2012, the Company maintained a letter of credit totaling $1,300 and $750, respectively, for the benefit of the landlord of the Company’s corporate headquarters lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $1,300 and $750 as of March 31, 2013 and December 31, 2012, respectively, to secure the letter of credit. These amounts were classified as restricted cash in the balance sheet at March 31, 2013 and December 31, 2012.

Contingent Consideration

The former shareholders of SinglePlatform are eligible to receive consideration of up to $22,500, which is contingent upon the achievement of certain revenue targets achieved through June 30, 2014, measured in six month intervals. If such conditions are achieved, the consideration is payable in cash. The Company does not believe the revenue targets will be met. Accordingly, the Company’s accrual for this contingency as of March 31, 2013 and December 31, 2012 was $0.

Indemnification Obligations

The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of March 31, 2013, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

Legal Matters

On August 7, 2012, two former employees, on behalf of themselves and all other similarly situated individuals (collectively, the “FLSA Plaintiffs”), filed a complaint in the U.S. District Court for the District of Massachusetts that named the Company as a defendant in a lawsuit. The complaint, which was served on the Company on August 9, 2012, alleges that the Company violated the Fair Labor Standards Act and the Massachusetts overtime law with respect to certain current and former sales employees. The FLSA Plaintiffs seek an award for damages in an unspecified amount. The Company and counsel for the FLSA Plaintiffs participated in a court-sanctioned mediation session with an independent mediator in March 2013. As of March 31, 2013, the Company recorded an accrual of $820 related to this matter.

On September 24, 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited (collectively, “RPost”) filed a complaint in the U.S. District Court for the Eastern District of Texas that named the Company as a defendant in a lawsuit. The complaint, which was served on the Company on December 26, 2012, alleges that certain elements of the Company’s email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. On February 11, 2013, RPost amended its complaint to name five of the Company’s partners as defendants. Under the Company’s contractual agreements with these partners, the Company is obligated to indemnify them for claims related to patent infringement. The Company has filed a motion to sever and stay the claims against its partners. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, the Company believes that it has meritorious defenses to any claim of infringement and intends to defend itself vigorously.

On November 14, 2012, the Company filed a complaint in the U.S. District Court for the District of Delaware against Umbanet, Inc. (“Umbanet”) seeking a declaratory judgment that two patents held by Umbanet (the “Umbanet Patents”) are not infringed by a customer’s use of the Company’s email marketing product and that such patents are invalid (the “Delaware Case”). The Company filed the Delaware Case in response to a complaint filed by Umbanet in the U.S. District Court for the District of New Jersey against one of the Company’s customers alleging that the customer’s use of the Company’s email marketing product infringed the Umbanet Patents (the “New Jersey Case”). Umbanet has filed a motion in the Delaware Case seeking to dismiss the complaint or, in the alternative, stay the case pending resolution of the New Jersey Case. The Company filed a motion in the New Jersey Case seeking to stay the case pending resolution of the Delaware Case. These litigation matters are in a very early stage. As a result, neither the ultimate outcome of these matters nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, the Company believes that it has meritorious defenses to any claim of infringement and intends to pursue these matters vigorously.

On March 7, 2013, CreateAds LLC (“CreateAds”) filed a complaint in the U.S. District Court for the District of Delaware that named the Company as a defendant in a lawsuit. The complaint, which was served on the Company on March 8, 2013, alleges that certain elements of the Company’s email marketing technology infringe a patent held by CreateAds. CreateAds seeks an award for damages in an unspecified amount and injunctive relief. This litigation is in its very early stages. As a result, neither the ultimate outcome of this matter nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, the Company believes that it has meritorious defenses to any claim of infringement and intends to defend itself vigorously.

The Company is from time to time subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of its business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

9. 401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company elected to make matching contributions for the plan years ending December 31, 2013 and 2012 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s compensation.

Through March 31, 2013 and 2012, the Company made matching contributions of $664 and $550 for the plan years ended December 31, 2013 and 2012, respectively.

10. Subsequent Event

On April 25, 2013, the Company announced that its Board of Directors authorized the repurchase of up to $20,000 of its common stock through December 31, 2013. Under the authorization, the Company can repurchase shares in the open market, which may include the use of 10b5-1 trading plans, or through privately negotiated transactions. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions. Share repurchases may be suspended or discontinued at any time. The Company intends to fund repurchases from its cash and cash equivalents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 28, 2013. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Executive Overview

We are a leading provider of online marketing tools that are designed for small organizations, including small businesses, associations and non-profits. Our tools include our email marketing, social media marketing, event marketing, local deals and survey products. In June 2012, we began offering a distribution platform for online listings following our acquisition of SinglePlatform, Corp., or SinglePlatform. We seek to help our customers succeed by creating and growing their customer and member relationships through our easy-to-use products combined with education, support, KnowHow® and coaching, all of which allow our customers to create and grow their customer relationships.

We market our products and acquire our customers through a variety of sources including online marketing, including search engines and advertising on online networks and other websites, offline marketing through television and radio advertising, local seminars, relationships with our partners, referrals from our growing customer base, general brand awareness and a link to our website in the footer of substantially all of the emails sent by our customers.

We have grown rapidly since launching our first on-demand product in 2000. We ended the first quarter of 2013 with approximately 565,000 unique paying customers and had revenue for the first quarter of $68.2 million.

Our business strategy is to expand beyond email marketing to a multi-product strategy that drives higher customer lifetime value. We believe increasing our customer’s lifetime value will be a key contributor to our continued success. To drive lifetime value we will continue to focus on acquiring customers in a cost-effective manner, increasing average revenue per customer through cross-selling and increased product usage and improving customer retention rates.

Recent highlights include:

•

We recently introduced our common contacts functionality and will be continuing to roll out that functionality in a phased manner to all of our customers. This enhanced functionality will enable small businesses to have additional views of their contacts and will allow them to run targeted campaigns to specific segments of their contact list. It will also allow customers to track and manage engagement over time, across all of our different campaign types and allow small businesses to build and store contact lists without having a contact’s email address.

•	We continue to invest in our SinglePlatform offering and, in April, announced that Yelp® is part of our SinglePlatform network of publishers. Menu updates to Yelp will go live within 24 hours.

•

In April, we announced a share repurchase program. Under the repurchase program, we are authorized to repurchase up to $20 million of our common stock through December 31, 2013. Shares may be repurchased from time to time in the open market or privately negotiated transactions in accordance with applicable securities and stock exchange rules.

Key Financial and Operating Metrics

In connection with the ongoing operation of our business, our management regularly reviews key financial and operating metrics. Given our growth strategy, we pay particular attention to customer lifetime value, customer acquisition metrics, trialer growth, customer attrition, success in cross selling and growing customer list sizes, number of products per customer and average revenue per customer. We also consider other financial and operating metrics such as revenue, gross margin, expenses, customer satisfaction rates, average speed of answer for customer support calls, email deliverability rates and capital expenditures, among others. Management considers these financial and operating metrics critical to understanding and improving our business, reviewing our historical performance, benchmarking our performance versus other companies and identifying current and future trends, and for planning purposes.

In addition, we consider the following non-GAAP financial measures to be key indicators of our financial performance:

•

“adjusted EBITDA,” which we define as GAAP net income (loss) plus depreciation and amortization, stock-based compensation and litigation contingency accrual, and adjusted for contingent consideration adjustment and interest and other income (expense) and income taxes;

•	“adjusted EBITDA margin,” which we define as adjusted EBITDA divided by revenue;

•

“non-GAAP net income,” which we define as GAAP net income (loss) plus stock-based compensation and adjusted for litigation contingency accrual, contingent consideration adjustment and the non-cash portion of income taxes; and

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

Certain Trends and Uncertainties

The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary should be considered along with the factors set forth under Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

•

Our long term strategy is substantially dependent on our ability to continue to generate interest in our existing products and to enhance and expand our product offerings to serve the online marketing needs of small businesses, associations and non-profits. If we fail, our financial results could be adversely impacted.

•

In connection with our acquisition of SinglePlatform, we have an obligation to the former shareholders of SinglePlatform to pay additional cash consideration of up to $22.5 million, contingent on the achievement of certain revenue targets through June 2014, measured in six month intervals. Based on our assumptions and estimates related to our revenue forecasts we do not believe we will pay this additional consideration and have recorded no liability at March 31, 2013. We will continue to assess these assumptions and estimates on a quarterly basis. Changes in the estimated liability related to updated assumptions and estimates and to the actual revenue achievement will be recognized within the consolidated statements of operations. If our assumptions and estimates change significantly or if actual revenue achievement is significantly different than our estimates, our results of operations and cash flows could be materially affected. See also Note 3, Acquisitions, of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, our operating results could be adversely impacted if we fail to successfully integrate SinglePlatform, if we fail to continue to successfully sell SinglePlatform’s product or if the acquisition significantly disrupts our ongoing operations.

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

•

From time to time, we may be subject to various claims and lawsuits by partners, customers, or other parties arising in the ordinary course of business, including lawsuits alleging patent infringement. We are currently a party to actions that are described in Part II, Item 1 “Legal Proceedings” included elsewhere in this Quarterly Report on Form 10-Q. These matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, the results of any of these actions may have a material adverse effect on our results of operations, financial condition and cash flows.

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

We generate a small amount of revenue from ancillary services related to our products, which primarily consist of custom services and training. For SaveLocal, we charge a fee based on the number of deals sold by our customers and the value of the successful deal. We do not generate significant revenue from this product.

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

Cost of Revenue. Cost of revenue consists primarily of wages and benefits for software operations and customer support personnel, credit card processing fees, depreciation and amortization, and maintenance and hosting of our software applications underlying our product offerings. We allocate a portion of customer support costs relating to assisting trial customers to sales and marketing expense.

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

Research and Development. Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on improving ease of use, functionality and technological scalability of our existing products as well as on the development of new product offerings. We primarily expense research and development costs. However, direct development costs related to software enhancements that add functionality are capitalized and amortized over their useful life. We expect that on an annual basis research and development expenses will continue to increase both in absolute dollars and as a percentage of revenue due to our expanded investment in our product roadmap during 2013. Over the longer term we expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue as we expect to grow our revenue at a faster rate.

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

General and Administrative. General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology support, finance, accounting and analytics personnel, professional fees, board compensation and expenses, certain taxes and other corporate expenses. In 2013 we also recorded a loss accrual related to litigation. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the anticipated growth of our business and incur costs related to operating as a public company. We expect that our general and administrative expenses will increase in absolute dollars, but after excluding the accrual for litigation contingency, will remain relatively flat or increase slightly as a percentage of revenue during 2013. Over the longer term we expect our general and administrative expenses to decline as a percentage of revenue as we expect to continue to grow our revenue at a faster rate.

Acquisition Costs and Other Related Charges. Acquisition costs and other related charges include expenses associated with third-party professional services we utilize related to the evaluation and execution of successful acquisitions. Acquisition costs and other related charges also includes changes in the fair value of our contingent consideration liability recorded as the result of the SinglePlatform acquisition. This liability was measured at fair value on the acquisition date, and until the liability is settled, it must be remeasured to fair value at each reporting period, with the changes included in our results of operations. We expect to evaluate quarterly remeasurements of the fair value of this liability through June 2014, the last settlement date. We may also continue to incur acquisition costs and other related charges in future periods if we complete additional acquisitions.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our significant accounting policies, which are described in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, the following accounting policies involve the most judgment and complexity:

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

There have been no material changes in our critical accounting policies since December 31, 2012. For further information, please see the discussion of critical accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

Revenue

	Three Months Ended March 31,
	2013	2012	Change
	(Dollars in thousands)
Revenue	$68,205	$59,938	14%

Revenue increased by $8.3 million from 2012 to 2013. The increase resulted primarily from an approximately 9% increase in the number of average monthly customers and an approximately 5% increase in average revenue per customer. The increase in average revenue per customer was primarily due to an increase in average customer list size. We expect our average revenue per customer to increase over time.

Cost of Revenue

	Three Months Ended March 31,
	2013	2012	Change
	(Dollars in thousands)
Cost of revenue	$19,908	$17,599	13%
Percent of revenue	29%	29%

Cost of revenue increased by $2.3 million from 2012 to 2013. The increase resulted primarily from increased customer support personnel costs of $926,000 to support our customer growth and increased personnel costs of $389,000 in our operations group to manage our infrastructure. Depreciation, hosting and maintenance costs increased by $593,000 as a result of scaling and adding capacity to our hosting infrastructure.

Research and Development

	Three Months Ended March 31,
	2013	2012	Change
	(Dollars in thousands)
Research and development	$10,268	$9,471	8%
Percent of revenue	15%	16%

Research and development expenses increased by $797,000 from 2012 to 2013. The increase was due primarily to additional personnel related costs as a result of our continued hiring of research and development employees to further develop and enhance our products.

Sales and Marketing

	Three Months Ended March 31,
	2013	2012	Change
	(Dollars in thousands)
Sales and marketing	$30,802	$25,718	20%
Percent of revenue	45%	43%

Sales and marketing expenses increased by $5.1 million from 2012 to 2013. The increase in absolute dollars was largely due to increased advertising and promotional expenditures of $2.5 million resulting from a change in the mix and timing of advertising campaigns including our first quarter investment in a television campaign. Personnel related costs increased by $2.0 million, primarily from the increase in SinglePlatform sales personnel. Partner referral fees increased by $350,000 as the number of new customers generated from our partners increased. We also incurred an increase in amortization of $312,000 related to the amortization of sales and marketing related intangibles resulting from our acquisitions.

General and Administrative

	Three Months Ended March 31,
	2013	2012	Change
	(Dollars in thousands)
General and administrative	$9,894	$7,415	33%
Percent of revenue	15%	12%

General and administrative expenses increased by $2.5 million from 2012 to 2013. The increase was due primarily to additional personnel-related costs of $1.3 million largely as a result of increasing the number of general and administrative employees to support our overall growth. We also recorded an accrual related to a litigation matter of $820,000 in the first quarter of 2013. Professional service fees increased by $307,000 primarily due to increased costs associated with our defense of certain legal matters.

Acquisition Costs and Other Related Charges

	Three Months Ended March 31
	2013	2012
	(Dollars in thousands)
Acquisition costs and other related charges	$—	$149

Acquisition costs and other related charges consisted of transaction costs during the three months ended March 31, 2012 related to our acquisition of CardStar, Inc., or CardStar, which we completed in January 2012.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,
	2013	2012	Change
	(Dollars in thousands)
Interest and other income (expense), net	$(29)	$71	(141)%

Interest and other income (expense), net decreased by $100,000 from 2012 to 2013 due to a decrease in interest earned on our investment portfolio as a result of lower balances as well an increase in foreign currency translation expense.

Income Taxes

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Income tax benefit	$2,182	$561
Percent of income (loss) before income taxes	(81)%	(163)%

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions. Our estimated effective tax rate for 2013, which has been applied to our loss before income taxes for the three months ended March 31, 2013, varies from the statutory rate primarily due to 2013 federal and state research and development credits that decrease the effective tax rate, partially offset by non-deductible stock-based compensation expense, that increases the effective tax rate. Additionally, for the three months ended March 31, 2013, the income tax benefit was increased by the 2012 federal research and development credit which was treated as a discrete item. The American Taxpayer Relief Act of 2012, or the Act, was enacted on January 2, 2013. The Act retroactively reinstated the federal research and development credit from January 1, 2012. The effect of the change in the tax law related to 2012 was $1.3 million, which was recognized as a benefit to income tax expense in the first quarter of 2013, the quarter in which the law was enacted.

For 2012, our estimated effective tax rate varied from the statutory tax rate primarily due to non-deductible stock-based compensation expense that increased the effective tax rate partially offset by state research and development credits that decreased the effective tax rate. Additionally, for the three months ended March 31, 2012, the income tax benefit was increased by the recognition for tax purposes of stock-based compensation expense on disqualifying dispositions of incentive stock options that occurred during the period which was treated as a discrete item.

Liquidity and Capital Resources

During the first quarter of 2013 and 2012, we funded our operations with cash flows generated from operations. At March 31, 2013, our principal sources of liquidity were cash and cash equivalents and marketable securities of $97.3 million.

Net cash provided by operating activities was $9.0 million and $10.9 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in cash flow in 2013 was due primarily to a net loss generated in 2013 as compared to net income in 2012, a decrease in the add-backs of non-cash items and a decrease in cash generated from changes in working capital accounts. We generated a net loss of $514,000 in 2013 as compared to net income of $218,000 in the same period in 2012. Our deferred tax assets increased by $2.2 million in 2013 as compared to $693,000 in 2012 which resulted in a larger non-cash decrease to cash provided by operations in 2013 as compared to 2012. This was partially offset by an increase in depreciation and amortization of $830,000 from 2012 to 2013 which was an add-back to cash provided by operations. Cash provided by changes in our working capital accounts decreased by $599,000 from the first quarter of 2012 to the first quarter of 2013. Changes in our working capital accounts are primarily driven by timing of payments to our vendors as well as cash receipts from our customers. Cash provided by operating activities has historically been affected by the amount of net income (loss), growth in prepaid subscriptions, changes in working capital accounts and the timing of rent payment and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards as well as changes in deferred taxes.

Net cash provided by investing activities was $5.4 million and $18.1 million in the three months ended March 31, 2013 and 2012, respectively. Net cash provided by investing activities in the first three months of 2013 consisted primarily of the net cash provided by marketable securities transactions offset partially by cash paid to acquire property and equipment as well as an increase in restricted cash related to an amendment to our headquarters’ lease. Net cash provided by investing activities in the first three months of 2012 consisted primarily of the net cash provided by marketable securities transactions offset partially by cash paid to purchase CardStar and to acquire property and equipment. In January 2012, we completed the acquisition of CardStar, for $5.8 million. Acquisition of property and equipment of $4.7 million and $5.5 million in the three month periods ended March 31, 2013 and 2012, respectively, consisted of the purchase of computer equipment for our operations and employees, furniture and leasehold improvements and the capitalization of certain software development costs. We have made capital expenditures to increase capacity of our operational equipment and to accommodate growth in our business. During the three months ended March 31, 2013 and 2012, we capitalized $2.0 million and $1.6 million, respectively, of costs associated with the development of internal use software.

Net cash provided by financing activities was $0.2 million and $3.4 million for the three months ended March 31, 2013 and 2012, respectively. Net cash provided by financing activities in the first three months of both 2013 and 2012 consisted of proceeds from stock issued pursuant to the exercise of stock options as well as income tax benefits from the exercise of stock options.

As of December 31, 2012, we had federal and state net operating loss carry-forwards of $42.9 million and $1.1 million, respectively, which we intend to use to the extent available to offset payments of future federal and state income tax liabilities. If unused, our net operating loss carry-forwards expire at various dates through 2032 for federal and 2017 for state income tax purposes.

Contractual Obligations

We lease our headquarters under an operating lease that is effective through September 2022 with one ten-year extension option. The lease includes the space we are occupying now as well as additional space that will be made available to us through the term of the lease, starting in 2013. We lease office space in Colorado for a sales and support office under an operating lease that expires in April 2019 with three three-year extension options. We also lease small amounts of general office space in Florida, New York, California and the United Kingdom under lease agreements that expire at various dates through 2017.

We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through early 2017.

As of March 31, 2013, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $22.5 million. This amount relates primarily to marketing programs and other non-marketing related goods and services to be delivered over the next twelve months.

The following table summarizes our contractual obligations at March 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Office lease obligations	$80,522	$6,775	$16,907	$19,034	$37,806
Third-party hosting agreements	14,879	3,805	7,412	3,662	—
Vendor commitments	22,502	22,502	—	—	—

Total(1)	$117,903	$33,082	$24,319	$22,696	$37,806

(1)	As of March 31, 2013, we had an obligation to the former shareholders of SinglePlatform under which we are obligated to pay cash consideration of up to $22.5 million, which is contingent on the achievement by SinglePlatform of certain revenue targets through June 30, 2014, measured in six month intervals. Based on our current revenue forecasts, we do not expect to pay any of the consideration. We will continue to assess our forecasts and assumptions on a quarterly basis as additional data impacting the assumptions is obtained.

Subsequent to March 31, 2013, we signed a new lease in New York, New York with a term through October 2018. Office lease obligations will increase by an additional $161,000, $656,000, $676,000, $696,000, $717,000 and $614,000 for the years ending December 31, 2013, 2014, 2015, 2016, 2017 and 2018, respectively, as a result of this agreement.

On April 25, 2013, we announced that our Board of Directors authorized the repurchase of up to $20 million of our common stock through December 31, 2013. Under the authorization, we can repurchase shares in the open market, which may include the use of 10b5-1 trading plans, or through privately negotiated transactions. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions. Share repurchases may be suspended or discontinued at any time. We expect to fund the share repurchases from our cash and cash equivalents.

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

We believe that our current cash, cash equivalents and marketable securities and operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may need to raise additional funds through public or private financings or borrowings to fund our operations, to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders or we may be subject to covenants that restrict how we conduct our business. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. Significantly all of our revenue and expenses are denominated in U.S. dollars. Accordingly, our results of operations and cash flows are not subject to material fluctuations due to changes in foreign currency exchange rates. Increased activity in international markets will expose us to changes in currency exchange rates. The economic impact of currency exchange rate movements is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $97.3 million at March 31, 2013, which consisted of cash, government securities, corporate and agency bonds, commercial paper, certificates of deposit and money market instruments. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 7, 2012, two former employees, on behalf of themselves and all other similarly situated individuals, or collectively, the FLSA Plaintiffs, filed a complaint in the U.S. District Court for the District of Massachusetts that named us as a defendant in a lawsuit. The complaint, which was served on us on August 9, 2012, alleges that we violated the Fair Labor Standards Act and the Massachusetts overtime law with respect to certain of our current and former sales employees. The FLSA Plaintiffs’ complaint seeks an award for damages in an unspecified amount. We participated in a court-sanctioned mediation session with an independent mediator in March 2013. As of March 31, 2013, we recorded an accrual of $820,000 related to this matter. See also Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

On September 24, 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the U.S. District Court for the Eastern District of Texas that named us as a defendant in a lawsuit. The complaint, which was served on us on December 26, 2012, alleges that certain elements of our email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. On February 11, 2013, RPost amended its complaint to name five of our partners as defendants. Under our contractual agreements with these partners, we are obligated to indemnify them for claims related to patent infringement. We have filed a motion to sever and stay the claims against our partners. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, we believe we have meritorious defenses to any claim of infringement and intend to defend the lawsuit vigorously.

On November 14, 2012, we filed a complaint in the U.S. District Court for the District of Delaware against Umbanet, Inc., or Umbanet, seeking a declaratory judgment that two patents held by Umbanet, or collectively, the Umbanet Patents, are not infringed by a customer’s use of our email marketing product and that such patents are invalid. We refer to this matter as the Delaware Case. We filed the Delaware Case in response to a complaint filed by Umbanet in the U.S. District Court for the District of New Jersey against one of our customers alleging that the customer’s use of our email marketing product infringed the Umbanet Patents. We refer to this matter as the New Jersey Case. Umbanet has filed a motion in the Delaware Case seeking to dismiss the complaint or, in the alternative, stay the case pending resolution of the New Jersey Case. We have filed a motion in the New Jersey Case seeking to stay the case pending resolution of the Delaware Case. This litigation is in its very early stages. As a result, neither the ultimate outcome of this matter nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, we believe that we have meritorious defenses to any claim of infringement and intend to defend the lawsuit vigorously.

On March 7, 2013, CreateAds LLC, or CreateAds, filed a complaint in the U.S. District Court for the District of Delaware that named us as a defendant in a lawsuit. The complaint, which was served on us on March 8, 2013, alleges that certain elements of our email marketing technology infringe a patent held by CreateAds. CreateAds seeks an award for damages in an unspecified amount and injunctive relief. This litigation matter is in a very early stage. As a result, neither the ultimate outcome of this matter nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, we believe that we have meritorious defenses to any claim of infringement and intend to pursue this matter vigorously.

From time to time we may become subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of our business. While the outcome of these other claims cannot be predicted with certainty, we do not believe that the outcome of any of these other legal matters will have a material adverse effect on our results of operations, financial condition or cash flows.

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

We have traditionally focused our business on providing our email marketing product for small organizations, but in the last few years we have expanded our product offerings. In 2007, we introduced our survey product and our add-on email archive service that enables our customers to archive their past email campaigns. In 2009, we launched our event marketing product. Through our acquisition of Nutshell Mail, Inc., which we completed in May 2010, we now provide a tool for small organizations to monitor and engage with social media networks. In January 2012, we launched our Social Campaigns product which allows small businesses the ability to run multi-step, results-oriented campaigns on their social networks. Also, in January 2012, we announced the acquisition of CardStar, a leading developer of mobile applications that extend the use of loyalty, rewards and membership cards and mobile coupons among consumers. In February 2012, we announced the introduction of our SaveLocal product, which makes it quick and easy for our customers to create, run and manage local deals. In June 2012, we acquired SinglePlatform, a company that helps small business get discovered through web and mobile searches by providing a single place to update relevant business information. Our efforts to introduce new products beyond our email marketing product or to offer a bundled offering of two or more of our products may not result in significant revenue growth, may not be complementary to our email marketing product, may not be timely, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business or product, any of which may harm our financial performance and impede our long-term growth strategy.

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

The federal government and many states, including Massachusetts, have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers and fail to acquire new customers. In addition, if we fail to maintain our compliance with the data protection policy standards adopted by the major credit card issuers, we could lose our ability to offer our customers a credit card payment option. Any loss of our ability to offer our customers a credit card payment option would harm our reputation and make our products less attractive to many small organizations by negatively impacting our customer experience and significantly increasing our administrative costs related to customer payment processing.

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

Our principal email marketing competitors include providers of email marketing products for small to medium size businesses such as AWeber Systems, Inc., iContact Corporation, a subsidiary of Vocus, Inc., Protus, a subsidiary of j2 Global Communications, Inc. (Campaigner), The Rocket Science Group LLC (MailChimp), Vertical Response, Inc. and Vistaprint N.V. These vendors typically charge a low monthly entry fee or a low fee per number of emails sent and, in some cases, they have a free offering. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, there are a number of other vendors that are focused on providing email marketing products for larger organizations, including Alterian, a subsidiary of SDL, plc, CheetahMail, Inc., a subsidiary of Experian Group Limited, ExactTarget, Inc., Responsys Inc., Silverpop Systems Inc., Eloqua Limited, a subsidiary of Oracle Corporation, and StrongMail Systems, Inc. While we do not compete currently with vendors of email marketing products serving larger customers, we may compete with these providers in the future. Finally, in the future, our email marketing product may experience competition from Internet Service Providers, or ISPs, advertising and direct marketing agencies and other large established businesses, possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these entities could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering.

Our other products also face intense competition. EventSpot, our event marketing product, competes with offerings by Eventbrite, Inc., Evite, LLC, a wholly-owned, operating business of IAC/InterActiveCorp, Regonline, a division of The Active Network, Inc., and Cvent, Inc. Our Social Campaigns product competes with offerings by Offerpop Corporation, Pagemodo, a subsidiary of VistaPrint N.V., Vocus Social Media LLC doing business as North Social and Wildfire Interactive, a subsidiary of Google Inc. Our survey product competes with similar offerings by Surveymonkey.com Corporation and Widgix, LLC doing business as SurveyGizmo. Our SaveLocal product competes with offerings by Groupon, Inc., LivingSocial, Inc., Amazon Local and Googleoffers. Our SinglePlatform product competes with offerings by Yext, Inc. and Locu, Inc.

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

Third parties have asserted, and may in the future assert, claims that we are infringing their intellectual property, which, whether successful or not, could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business may be adversely affected.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties, including so-called non-practicing entities, which are entities that have no operating business but exist purely as collectors of patents, have asserted, and in the future may assert, patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. These claims, whether or not successful, could:

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

From time to time, we may be subject to various claims and lawsuits by partners, customers, or other parties arising in the ordinary course of business, including lawsuits alleging patent infringement. We are currently a party to the actions that are described in Part II, Item 1 “Legal Proceedings” included elsewhere in this Quarterly Report on Form 10-Q. These matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, the results of any of these actions may have a material adverse effect on our results of operations, financial condition and cash flows.

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

Many of our customers located our website by clicking through on search results displayed by search engines such as Google®, Yahoo® and Bing®. Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract a significant percentage of the customers we serve to our website. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer potential customers clicking through to our website, requiring us to resort to other costly resources to attempt to replace this traffic, which, in turn, could reduce our revenue and negatively impact our operating results, harming our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, or our revenue could decline and our business may suffer. The cost of purchased search listing advertising fluctuates and may increase as demand for these channels grows, and any such increases could negatively affect our financial results.

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

Sales of our products are impacted by seasonality. Small organizations are typically less active during the summer months. As a result, we adjust our sales and marketing activities accordingly. Thus, we generate fewer new customers during this time. If these seasonality trends change materially, our financial and operating results for any given quarter may be negatively impacted and may differ materially from results in prior quarterly periods. In addition, our recent acquisition of SinglePlatform may impact our historical seasonality trends.

If we fail to enhance our existing products or develop new products, our products may become obsolete or less competitive and we could lose customers.

If we are unable to enhance our existing products successfully, including our current recent enhancements to our contact management functionality and our plans to update our editing environment, or develop new products that keep pace with rapid technological developments and meet our customers’ needs, our business will be harmed. Creating and designing such enhancements and new products entails significant technical and business risks and requires substantial expenditures and lead-time, and there is no guarantee that such enhancements and new products will be completed in a timely fashion, nor is there any guarantee that any new product offerings will anticipate our customer’s needs or gain acceptance among our customers or in the broader market. In addition, such enhancements and new products may not be profitable for a number of years, if at all, and even if they are profitable, operating margins for new products may not be as high as the margins we have experienced historically. Our existing customers and prospective new customers may be dissatisfied with our enhancements to our existing products and may leave us or choose competing providers, or may not view any new product as complementary to our other product offerings and not purchase such additional products.

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

Our SinglePlatform customers provide us with current information about their business that we, in turn, provide to our network of electronic publishers, such as Yelp, foursquare®, YP.com and Urbanspoon®. The success of the SinglePlatform offering depends, in part, on our ability to provide these publishers and their consumers with the information they seek, which in turn depends on the quantity and quality of the content provided by our SinglePlatform customers. For example, we may be unable to provide these publishers and their consumers with the information they seek if our customers do not contribute content that is helpful, reliable and up-to-date, or if they remove content they previously submitted. If our SinglePlatform product does not provide content that is helpful, reliable and up-to-date, our ability to maintain our current network of electronic publishers and sign up new publishers could be harmed. If we are unable to provide our electronic publishers and their consumers with the information they seek, or if they can find equivalent content on other services, they may stop or reduce their use of our product, which could negatively impact our ability to retain existing customers and obtain new customers and our business would be harmed.

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

We have incurred net losses in the past and expect to incur net losses on a quarterly basis in the future. We reported net income for 2012, 2011 and 2010, however, we experienced net losses in prior years and a net loss for the first quarter of 2013. While we expect to generate future profitability, we may experience net losses in future periods, particularly quarterly periods. In addition, we expect our operating expenses to increase as we continue to expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected.

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

Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:

•	our ability to attract new customers, retain existing customers and satisfy our customers’ requirements;

•	general economic conditions;

•	average revenue per customer;

•	our cost to acquire new customers;

•	changes in our pricing policies;

•	our ability to expand our business;

•	our ability to execute successfully on our strategy;

•	new product and service introductions;

•	technical difficulties or interruptions in our services as a result of our actions or those of third parties;

•	the timing of additional investments in our hardware and software systems;

•	the seasonal trends in our business;

•	regulatory compliance costs;

•	costs associated with future acquisitions of technologies and businesses and our ability to successfully integrate these acquisitions; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

There can be no assurance that our stock repurchase program will enhance long-term stockholder value and stock repurchases could increase the volatility of the price of our common stock and will diminish our cash and cash equivalents.

On April 25, 2012, we announced that our Board of Directors approved a stock repurchase program for up to $20 million of our common stock through December 31, 2013. Under the repurchase program, we are authorized to repurchase shares in the open market, which may include the use of 10b5-1 trading plans, or through privately negotiated transactions. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions. The repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program will diminish our cash and cash equivalents, which may reduce our flexibility with respect to future acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

CONSTANT CONTACT, INC.

Date: May 1, 2013	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2013	By:	/s/ Harpreet S. Grewal
Harpreet S. Grewal
Executive Vice President and
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
#	Extensible Business Reporting Language (XBRL) information is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.