Form 10-Q
period 2013-06-30
Constant Contact, Inc.
filed 2013-07-31
CIK 1405277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 29, 2013, there were 30,680,666 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information

Item 1. Financial Statements

Constant Contact, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2013	2012

ASSETS
Current assets
Cash and cash equivalents	$86,268	$67,775
Marketable securities	12,999	25,732
Accounts receivable, net of allowance for doubtful accounts	100	92
Prepaid expenses and other current assets	9,165	6,513

Total current assets	108,532	100,112
Property and equipment, net	40,040	39,653
Restricted cash	1,300	750
Goodwill	95,505	95,505
Acquired intangible assets, net	5,532	6,758
Deferred taxes	13,864	11,377
Other assets	2,901	3,107

Total assets	$267,674	$257,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,209	$8,167
Accrued expenses	13,024	10,803
Deferred revenue	34,718	32,700

Total current liabilities	55,951	51,670
Other long-term liabilities	2,022	2,010

Total liabilities	57,973	53,680

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 30,712,319 and 30,651,375 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	307	307
Additional paid-in capital	216,534	209,987
Accumulated other comprehensive income	7	11
Accumulated deficit	(7,147)	(6,723)

Total stockholders’ equity	209,701	203,582

Total liabilities and stockholders’ equity	$267,674	$257,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Revenue	$70,208	$62,072	$138,413	$122,010
Cost of revenue	20,578	18,434	40,486	36,033

Gross profit	49,630	43,638	97,927	85,977

Operating expenses
Research and development	11,999	9,804	22,267	19,275
Sales and marketing	27,804	25,836	58,606	51,554
General and administrative	10,048	7,830	19,942	15,245
Acquisition costs and other related charges	—	574	—	723

Total operating expenses	49,851	44,044	100,815	86,797

Loss from operations	(221)	(406)	(2,888)	(820)
Interest income and other income (expense), net	12	62	(17)	133

Loss before income taxes	(209)	(344)	(2,905)	(687)
Income tax (expense) benefit	299	(118)	2,481	443

Net income (loss)	$90	$(462)	$(424)	$(244)

Net income (loss) per share:
Basic	$0.00	$(0.02)	$(0.01)	$(0.01)

Diluted	$0.00	$(0.02)	$(0.01)	$(0.01)

Weighted average shares outstanding used in computing per share amounts:
Basic	30,689	30,380	30,660	30,275

Diluted	31,074	30,380	30,660	30,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net income (loss)	$90	$(462)	$(424)	$(244)

Other comprehensive loss:
Net unrealized losses on marketable securities, net of tax	(3)	(23)	—	(43)
Translation adjustment	—	—	(4)	—

Total other comprehensive loss	(3)	(23)	(4)	(43)

Comprehensive income (loss)	$87	$(485)	$(428)	$(287)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2013	2012
Cash flows from operating activities
Net loss	$(424)	$(244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,751	8,969
Amortization of premium on investments	102	296
Stock-based compensation expense	7,671	7,075
Provision for (recovery of) bad debts	2	(3)
Deferred income taxes	(2,481)	(644)
Taxes paid related to net share settlement of restricted stock units	(1,020)	(326)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(10)	(1)
Prepaid expenses and other current assets	(2,654)	(2)
Other assets	206	(406)
Accounts payable	42	95
Accrued expenses	2,221	(537)
Deferred revenue	2,018	1,874
Other long-term liabilities	12	(39)

Net cash provided by operating activities	16,436	16,107

Cash flows from investing activities
Purchases of marketable securities	(1,909)	(28,357)
Proceeds from maturities of marketable securities	10,534	31,167
Proceeds from sales of marketable securities	4,000	27,600
Acquisition of businesses, net of cash acquired	—	(68,487)
Increase in restricted cash	(550)	—
Acquisition of property and equipment, including costs capitalized for development of internal use software	(9,689)	(10,644)

Net cash provided by (used in) investing activities	2,386	(48,721)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to the exercise of stock options	807	3,657
Income tax benefit from the exercise of stock options	—	148
Proceeds from issuance of common stock pursuant to employee stock purchase plan	484	536
Repurchase of common stock	(1,618)	—

Net cash provided by (used in) financing activities	(327)	4,341

Effects of exchange rates on cash and cash equivalents	(2)	—

Net increase (decrease) in cash and cash equivalents	18,493	(28,273)
Cash and cash equivalents, beginning of period	67,775	49,589

Cash and cash equivalents, end of period	$86,268	$21,316

Supplemental disclosure of noncash investing and financing activities:
Capitalization of stock-based compensation	$223	$443
Fair value of contingent consideration in connection with acquisition included in accrued expenses and other long-term liabilities	$—	$12,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and per share amounts)

1. Nature of the Business

Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation on August 25, 1995. The Company reincorporated in the State of Delaware in 2000. The Company provides on-demand email marketing, social media marketing, event marketing, local deals, a platform for online listings and online survey products to small organizations, including small businesses, associations and non-profits primarily in the U.S. The Company’s email marketing product allows customers to create, send and track email marketing campaigns. Social Campaigns™ allows customers to create, publish, promote and run campaigns on Facebook®. EventSpot®, the Company’s event marketing product, enables customers to promote and manage events, track event registrations and collect online payments. The Company’s online survey product enables customers to create and send surveys and analyze the responses. SaveLocal™ makes it quick and easy for customers to create, run and manage local deals. CardStar®, one of the Company’s mobile phone applications, allows consumers to easily manage loyalty, rewards and membership cards on a mobile phone. SinglePlatform helps small businesses get discovered through web and mobile searches by providing a single place to update business information and distribute it through a network of on-line publishers. These products are designed for small organizations and are marketed directly by the Company and through a wide variety of partners.

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

The condensed consolidated balance sheet at December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2013 and consolidated results of operations for the three and six months ended June 30, 2013 and 2012 and consolidated cash flows for the six months ended June 30, 2013 and 2012 have been made. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2013.

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

Revenue Recognition

The Company provides access to its products primarily through subscription arrangements whereby the customer is charged a fee for access for a defined term. Subscription arrangements include access to use the Company’s software via the Internet and support services, such as telephone, email and chat support. When there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured, the Company recognizes revenue on a daily basis over the subscription period as the services are delivered. Delivery is considered to have commenced at the time the customer has paid for the products and has access to the account via a log-in and password. The Company generates revenue from its SaveLocal product by charging a fee to its customers based on the number of deals sold by its customers and the value of the successful deal. The Company recognizes revenue from the fee charged when there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured. The Company also offers ancillary services to its customers related to its subscription-based products such as custom services and training. When sold together, revenue from custom services, training and subscription products are accounted for separately based on vendor-specific objective evidence of fair value of each of the services as the services have value on a standalone basis and do not involve a significant degree of risk or unique acceptance criteria. Revenue from custom services and training is recognized as the services are performed.

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

Concentration of Credit Risk and Significant Products and Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. At June 30, 2013 and December 31, 2012, the Company had substantially all cash and investment balances at certain financial institutions without or in excess of federally insured limits, however, the Company maintains its cash balances and custody of its marketable securities with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the three and six months ended June 30, 2013 and the three and six months ended June 30, 2012, revenue from the Company’s email marketing product alone as a percentage of total revenue was approximately 84% and 86%, respectively. No customer accounted for more than 10% of total revenue during these periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. The Company also considers receivables related to customer credit card purchases of $3,689 and $2,509 at June 30, 2013 and December 31, 2012, respectively, to be equivalent to cash. Cash equivalents are stated at fair value.

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest income and other income (expense) based on the specific identification method.

At June 30, 2013, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$10,080	$16	$—	$10,096
Corporate and Agency Bonds	907	—	(1)	906
Certificates of Deposit	1,000	—	—	1,000
Commercial Paper	997	—	—	997

Total	$12,984	$16	$(1)	$12,999

At June 30, 2013, marketable securities consisted of investments that mature within one year.

At December 31, 2012, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$10,138	20	$—	$10,158
Corporate and Agency Bonds	12,675	1	—	12,676
Certificates of Deposit	1,000	—	—	1,000
Commercial Paper	1,898	—	—	1,898

Total	$25,711	$21	$—	$25,732

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

The following tables present the Company’s fair value hierarchy for its cash equivalents and marketable securities, which are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Fair Value Measurements at June 30, 2013 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$51,184	$—	$—	$51,184
U.S. Treasury Notes	10,096	—	—	10,096
Corporate and Agency Bonds	—	906	—	906
Certificates of Deposit	—	1,000	—	1,000
Commercial Paper	—	997	—	997

Total	$61,280	$2,903	$—	$64,183

	Fair Value Measurements at December 31, 2012 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$38,320	$—	$—	$38,320
U.S. Treasury Notes	10,158	—	—	10,158
Corporate and Agency Bonds	—	12,676	—	12,676
Certificates of Deposit	—	1,000	—	1,000
Commercial Paper	—	1,898	—	1,898

Total	$48,478	$15,574	$—	$64,052

The Company has a contingent consideration liability associated with the acquisition of SinglePlatform, Corp. (“SinglePlatform”) in June 2012, which has been assessed at $0 as of June 30, 2013 (see Note 3). Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of the contingent consideration liability uses assumptions and estimates to forecast a range of outcomes for the contingent consideration. The Company assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Changes in the fair value of the contingent consideration liability related to updated assumptions and estimates are recognized within the consolidated statements of operations.

The significant unobservable inputs used in the fair value measurement of contingent consideration are the probabilities of successful achievement of the targeted revenues, the six-month periods in which the revenues are expected to be achieved and the discount rate. Increases or decreases in any of the forecasted scenarios or probabilities of success would result in a higher or lower fair value measurement, respectively. Increases or decreases in the actual achievement of milestones in the relevant period as compared to the estimated achievement would result in a higher or lower fair value measurement, respectively.

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

The following is a summary of the shares used in computing diluted net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Weighted average shares used in calculating basic net income (loss) per share	30,689	30,380	30,660	30,275
Stock options	319	—	—	—
Warrants	1	—	—	—
Unvested restricted stock and restricted stock units	65	—	—	—

Shares used in computing diluted net income (loss) per share	31,074	30,380	30,660	30,275

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share because they had an anti-dilutive impact either because the proceeds under the treasury stock method were in excess of the average fair market value for the period or because the Company had a net loss in the period:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Options to purchase common stock	4,688	5,098	5,597	5,023
Warrants to purchase common stock	—	1	1	1
Unvested restricted stock and restricted stock units	112	388	583	350

Total options and warrants exercisable into common stock, restricted stock units issuable in common stock and restricted stock	4,800	5,487	6,181	5,374

Advertising Expense

The Company expenses advertising costs as incurred.

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

SinglePlatform

On June 12, 2012, the Company acquired by merger all of the outstanding capital stock of SinglePlatform. SinglePlatform provides small businesses a single place to update their business information and delivers that information across its publishing network. The Company purchased SinglePlatform in order to expand its product offerings consistent with its strategy of helping small organizations acquire new customers. The purchase price of $75,009 reflected a cash payment of $62,857 and a liability of $12,152 representing the fair value of contingent consideration of up to $30,000 payable to the former shareholders of SinglePlatform upon achievement by SinglePlatform of certain revenue targets. These revenue targets are measured in six-month intervals from July 1, 2012 to June 30, 2014. If such targets are achieved, the consideration is payable in cash. At the acquisition date, the Company’s estimate of the undiscounted range of outcomes for the contingent consideration was $0 to $21,095 based on a probability weighted estimate of future revenue. Using a discounted cash flow method, the Company recorded an estimated liability of $12,152 as of the acquisition date. This liability was subsequently reduced to $0 by December 31, 2012 based on actual results and revised forecasts. The first two revenue targets, assessed at December 31, 2012 and June 30, 2013, respectively, were not met and, as of June 30, 2013, the maximum amount of contingent consideration payable is $15,000. The Company will continue to assess the probability that the remaining revenue targets will be met and at what level, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled.

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

The following table presents the pro forma results of the historical consolidated statements of operations of the Company and SinglePlatform for the three and six months ended June 30, 2012, giving effect to the merger as if it occurred on January 1, 2011:

	Three months ended June 30,	Six months ended June 30,
	2012	2012
Pro forma revenue	$62,326	$122,474
Pro forma net loss	$(1,048)	(1,826)

The pro forma net loss presented primarily includes adjustments for amortization, interest income and income taxes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

Transaction costs related to acquisitions were $574 and $723 for the three and six months ended June 30, 2012, respectively, which the Company recorded as acquisition costs and other related charges. The operating expenses of the acquired entities have been included in the consolidated financial statements beginning on their respective acquisition dates but have not been disclosed as the Company does not account for the results of the acquired entities separate from its own results.

4. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $95,505 at June 30, 2013 and December 31, 2012. Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired.

Intangible assets consist of the following:

		June 30,2013			December 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 years	$4,357	$1,772	$2,585	$4,357	$1,222	$3,135
Customer relationships	3.75 years	3,315	1,371	1,944	3,315	822	2,493
Publisher relationships	5 years	710	154	556	710	83	627
Trade name	5 years	570	123	447	570	67	503

		$8,952	$3,420	$5,532	$8,952	$2,194	$6,758

The Company amortizes the intangible assets over the estimated useful lives noted above. Amortization of the developed technology and publisher relationships assets is on a straight-line basis as the pattern of consumption of the economic benefits of the intangible assets cannot be reliably determined. The Company also amortizes the trade name asset over its estimated useful life on a straight-line basis as the straight-line basis is not materially different than the pattern of consumption of economic benefit basis. Customer relationships are amortized over their useful life based on the pattern of consumption of economic benefit of the asset. Amortization commences once the asset has been placed in service. Amortization expense for intangible assets was $666 and $292 for the three months ended June 30, 2013 and 2012, respectively. Amortization expense for intangible assets was $1,226 and $456 for the six months ended June 30, 2013 and 2012, respectively. Amortization relating to developed technology and publisher relationships is recorded within cost of revenue and amortization of customer relationships and trade name is recorded within sales and marketing expense. Future estimated amortization expense as of June 30, 2013 is as follows:

Remainder of 2013	$1,177
2014	2,196
2015	1,583
2016	470
2017	106

Total	$5,532

5. Stockholders’ Equity and Stock-based Compensation

Share Repurchase Program

In the second quarter of 2013, the Board of Directors authorized the repurchase of up to $20,000 of the Company’s common stock through December 31, 2013. Under the authorization, the Company can repurchase shares in the open market, which may include the use of 10b5-1 trading plans, or through privately negotiated transactions. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions. Share repurchases may be suspended or discontinued at any time. The Company intends to fund repurchases from its cash and cash equivalents.

During the three months ended June 30, 2013, the Company repurchased 100,000 shares at an average price of $16.18 per share. These shares were retired and accounted for as a reduction to stockholders’ equity in the Company’s condensed consolidated balance sheet.

Stock-Based Awards

Stock Incentive Plan

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards with a maximum term of seven years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company reserved 4,200,000 shares of its common stock for issuance under the 2011 Plan. Additionally, per the terms of the 2011 Plan, shares of common stock previously reserved for issuance under the 2007 Stock Incentive Plan as well as shares reserved for outstanding awards under both the 2007 Stock Incentive Plan and the 1999 Stock Option/Stock Issuance Plan for which the awards are cancelled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the 2011 Plan. Awards that are granted with a per share or per unit purchase price less than 100% of fair market value as of the date of grant (e.g., restricted stock and restricted stock unit awards) shall count towards the total number of shares reserved for issuance under the 2011 Plan on a two-for-one basis. As of June 30, 2013, 1,699,166 shares of common stock were available for issuance under the 2011 Plan.

The Company’s 2012 Inducement Award Plan (the “2012 Inducement Plan”) provides for the grant of nonstatutory stock options and restricted stock unit awards as an inducement to an individual entering into employment with the Company or in connection with an acquisition. The Company may issue up to an aggregate of 257,780 shares of common stock pursuant to the 2012 Inducement Plan, subject to adjustment in the event of stock splits and other similar events. Shares issued under the 2012 Inducement Plan may consist in whole or in part of authorized but unissued shares or may be issued shares that the Company has reacquired (provided that open market purchases of shares using the proceeds from the exercise of awards do not increase the number of shares available for future grants). Options granted under the 2012 Inducement Plan must be granted at an exercise price that is not less than 100% of the fair market value of the common stock on the date of grant and may not be granted for a term in excess of seven years. If an award granted under the 2012 Inducement Plan expires or is terminated, surrendered or canceled without having been fully exercised or is forfeited in whole or in part (including as the result of shares of common stock subject to such award being repurchased by the Company) or otherwise results in any common stock not being issued, the unused common stock covered by such award will become available for issuance pursuant to a new award under the 2012 Inducement Plan. As of June 30, 2013, there were 10,025 shares of common stock available for issuance under this plan.

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

Restricted Stock Units

Upon vesting, restricted stock units entitle the holder to one share of common stock for each restricted stock unit. All restricted stock units currently granted have been classified as equity instruments as their terms require settlement in shares. The Company has outstanding restricted stock units with service-based vesting conditions, service and performance-based vesting conditions and market-based vesting conditions.

Restricted stock units with service-based vesting and service-based and performance-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares. Service-based vesting restrictions lapse over periods generally ranging from two to four years. Restricted stock units with both service-based and performance-based vesting conditions consist of restricted stock units which vest upon the achievement of at least two years of service and a targeted revenue run rate of $500,000 (the “Revenue RSUs”). The Revenue RSUs will vest upon the achievement of both (i) a performance condition and (ii) a service condition. The performance condition will be satisfied if the Company achieves a specified quarterly revenue target over a specified measurement period. To satisfy the service condition, the employee must remain employed by the Company until the later of the applicable performance determination date and the second anniversary of the date of grant. The number of Revenue RSUs that will vest upon the achievement of the performance condition and the service condition will vary based on when the performance condition is satisfied, from a maximum of 100% of the number of target shares to a threshold of 25% of the number of target shares with no vesting, absent certain circumstances in a change of control of the Company, if the threshold is not achieved. If the revenue targets are not achieved by March 31, 2017, the Revenue RSUs will expire unvested. The Company also has outstanding a small number of restricted stock units with other performance based vesting criteria. Restricted stock units with market-based vesting conditions consist of restricted stock units which vest upon achievement of a Total Shareholder Return target (the “TSR units”) measured over a three-year period that commenced December 4, 2012. The number of TSR units that will vest upon achievement of the Total Shareholder Return target will vary based on the level of achievement from a maximum of 125% of the target shares to a threshold of 50% of the target shares with no vesting, absent certain circumstances in a change of control of the Company, if the threshold requirement is not achieved or the employee is no longer with the Company at the end of the three-year period. The TSR units are valued using a Monte Carlo simulation model. The number of awards expected to be earned, based on achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation for the TSR unit. Compensation cost is recognized regardless of the eventual number of awards that are earned based on the market condition and is recognized on a straight-line basis over the requisite service period.

Stock Purchase Plan

Under the Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), six-month offering periods begin on January 1 and July 1 of each year, during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. Prior to July 1, 2013, the per share purchase price for offerings was equal to 85% of the closing market price of the Company’s common stock on the last day of the offering period. Starting with the six-month offering period that began on July 1, 2013, the per share purchase price for offerings is equal to the lesser of 85% of the closing market price of the Company’s common stock on the first day or last day of the offering period. On May 22, 2013, the Company’s stockholders approved an amendment to the Purchase Plan that increased the number of shares of common stock available for issuance under the Purchase Plan by 350,000. As of June 30, 2013, 425,158 shares of common stock are available under the Purchase Plan for issuance to participating employees.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cost of revenue	$492	$450	$891	$829
Research and development	917	851	1,748	1,823
Sales and marketing	1,135	996	2,119	1,671
General and administrative	1,587	1,479	2,913	2,752

	$4,131	$3,776	$7,671	$7,075

Additionally, the Company capitalized $57 and $219 of stock-based compensation related to the development of internal use software for the three months ended June 30, 2013 and 2012, respectively, and $223 and $443 of stock-based compensation expense related to the development of internal use software for the six months ended June 30, 2013 and 2012, respectively.

6. Income Taxes

Income tax is related to federal, state, and to a lesser extent, foreign tax obligations. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions.

For the three and six months ended June 30, 2013, the Company recorded an income tax benefit of $299 and $2,481, respectively. The Company’s estimated effective tax rate for 2013, which has been applied to the Company’s loss before income taxes for the three and six months ended June 30, 2013, varies from the statutory rate primarily due to 2013 federal and state research and development credits that decrease the effective tax rate, partially offset by non-deductible stock-based compensation expense, that increases the effective tax rate. Additionally, the income tax benefit for the six months ended June 30, 2013 was increased by the 2012 federal research and development credit which was treated as a discrete item. The American Taxpayer Relief Act of 2012, (the “Act”), was enacted on January 2, 2013. The Act retroactively reinstated the federal research and development credit from January 1, 2012. The effect of the change in the tax law related to 2012 was $1,324, which was recognized as a benefit in the first quarter of 2013, the quarter in which the law was enacted.

For the three and six months ended June 30, 2012, the Company recorded an income tax expense of $118 and an income tax benefit of $443, respectively. The Company’s estimated effective tax rate for 2012, which was applied to the Company’s loss before income taxes for the three and six months ended June 30, 2012, varied from the statutory tax rate primarily due to non-deductible stock-based compensation expense, which increased the effective tax rate, partially offset by state research and development credits that reduced the Company’s effective tax rate. Additionally, income taxes for the three and six months ended June 30, 2012 were affected by non-deductible transaction expenses incurred by the Company that were treated as a discrete item.

The Company had net deferred tax assets of $11,985 at December 31, 2012, which increased to $14,461 at June 30, 2013, primarily as a result of the income tax benefit recorded for the six months ended June 30, 2013.

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2013 or December 31, 2012. As of June 30, 2013 and December 31, 2012, the Company had no accrued interest or tax penalties recorded.

7. Accrued Expenses

	June 30, 2013	December 31, 2012
Payroll and payroll related	$5,607	$3,800
Licensed software and maintenance	1,197	1,627
Marketing programs	704	1,197
Other accrued expenses	5,516	4,179

	$13,024	$10,803

8. Commitments and Contingencies

Office Leases

The Company has a lease for its headquarters space in Waltham, Massachusetts (the “Lease”) that is effective through September 2022 with one ten-year extension option. The Lease includes space the Company is currently occupying as well as space that will be made available at various points in time during the term.

The Company leases office space for a sales and support office in Colorado under a lease agreement effective through April 2019 with three three-year extension options. The Company also leases small amounts of general office space in Florida, New York, California and the United Kingdom under lease agreements that expire at various dates through 2018.

Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy.

At June 30, 2013, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $1,338 at June 30, 2013, of which $314 was included in prepaid expenses and other current assets and $1,024 was included in other assets. The accrued rent balance was $2,187 at June 30, 2013, of which $328 was included in accrued expenses and $1,859 was included in other long-term liabilities. At December 31, 2012, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $1,725 at December 31, 2012, of which $302 was included in prepaid expenses and other current assets and $1,423 was included in other assets. The accrued rent balance was $2,154 at December 31, 2012, of which $282 was included in accrued expenses and $1,872 was included in other long-term liabilities.

Total rent expense under office leases was $1,983 and $1,652 for the three months ended June 30, 2013 and 2012, respectively. Total rent expense under office leases was $3,953 and $3,165 for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, future minimum lease payments under non-cancellable office leases are as follows:

Remainder of 2013	$3,466
2014	8,116
2015	9,100
2016	10,147
2017	10,153
Thereafter	40,701

Total	$81,683

Third-Party Hosting Agreements

The Company has agreements with two vendors to provide specialized space and equipment and related services from which the Company hosts its software applications.

Payment escalations and rent holidays specified in these agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. At June 30, 2013 and December 31, 2012, the Company had both prepaid rent and accrued rent balances related to its hosting agreements. At June 30, 2013, the Company had prepaid rent of $970, of which $289 was included in prepaid expenses and other current assets and $681 was included in other assets. The accrued rent balance of $163 at June 30, 2013 was included in other long-term liabilities. At December 31, 2012, the Company had prepaid rent of $1,120, of which $259 was included in prepaid expenses and other current assets and $861 was included in other assets and accrued rent of $138 which was included in other long-term liabilities. Total rent expense under hosting agreements was $998 and $994 for the three months ended June 30, 2013 and 2012, respectively. Total rent expense under hosting agreements was $2,005 and $1,900 for the six months ended June 30, 2013 and 2012, respectively.

The agreements include payment commitments that expire at various dates through mid-2017. As of June 30, 2013, future minimum payments under the hosting agreements are as follows:

Remainder of 2013	$1,974
2014	3,624
2015	3,734
2016	3,845
2017	775

Total	$13,952

Vendor Commitments

As of June 30, 2013, the Company had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling $21,251 related primarily to marketing programs and other non-marketing goods and services to be delivered over the next twelve months.

Letters of Credit and Restricted Cash

As of June 30, 2013 and December 31, 2012, the Company maintained a letter of credit totaling $1,300 and $750, respectively, for the benefit of the landlord of the Company’s corporate headquarters lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $1,300 and $750 as of June 30, 2013 and December 31, 2012, respectively, to secure the letter of credit. These amounts were classified as restricted cash in the balance sheet at June 30, 2013 and December 31, 2012.

Contingent Consideration

The former shareholders of SinglePlatform are eligible to receive consideration of up to $15,000, which is contingent upon the achievement of certain revenue targets achieved through June 30, 2014, measured in six-month intervals. If such conditions are achieved, the consideration is payable in cash. The Company does not believe the revenue targets will be met. Accordingly, the Company’s accrual for this contingency as of June 30, 2013 and December 31, 2012 was $0.

Indemnification Obligations

The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of June 30, 2013, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

Legal Matters

On August 7, 2012, two former employees, on behalf of themselves and all other similarly situated individuals (collectively, the “FLSA Plaintiffs”), filed a complaint in the U.S. District Court for the District of Massachusetts that named the Company as a defendant in a lawsuit. The complaint, which was served on the Company on August 9, 2012, alleges that the Company violated the Fair Labor Standards Act and the Massachusetts overtime law with respect to certain current and former sales employees. The FLSA Plaintiffs seek an award for damages in an unspecified amount. The Company and counsel for the FLSA Plaintiffs participated in a court-sanctioned mediation session with an independent mediator in March 2013 and, during the three months ended March 31, 2013, the Company recorded an accrual of $820. In July 2013, the Company and the FLSA Plaintiffs executed a settlement agreement that will terminate the litigation and settle all pending claims against the Company in exchange for an aggregate payment of $800. The U.S. District Court has approved the settlement on a preliminary basis. Final approval is expected in the fourth quarter of 2013. Following final approval, the Company will pay the settlement amount. As of June 30, 2013, the Company had an accrual of $820 related to this matter.

On September 24, 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited (collectively, “RPost”) filed a complaint in the U.S. District Court for the Eastern District of Texas that named the Company as a defendant in a lawsuit. The complaint, which was served on the Company on December 26, 2012, alleges that certain elements of the Company’s email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. On February 11, 2013, RPost amended its complaint to name five of the Company’s partners as defendants. Under the Company’s contractual agreements with these partners, the Company is obligated to indemnify them for claims related to patent infringement. The Company has filed a motion to sever and stay the claims against its partners and a motion to dismiss the claims against the Company. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, the Company believes that it has meritorious defenses to any claim of infringement and intends to defend itself vigorously.

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

On March 7, 2013, CreateAds LLC (“CreateAds”) filed a complaint in the U.S. District Court for the District of Delaware that named the Company as a defendant in a lawsuit. The complaint, which was served on the Company on March 8, 2013, alleges that certain elements of the Company’s email marketing technology infringe a patent held by CreateAds. CreateAds seeks an award for damages in an unspecified amount and injunctive relief. The Company has filed a motion to dismiss the complaint. This litigation is in its very early stages. As a result, neither the ultimate outcome of this matter nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, the Company believes that it has meritorious defenses to any claim of infringement and intends to defend itself vigorously.

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

Through June 30, 2013 and 2012, the Company made matching contributions of $1,406 and $1,197 for the plan years ended December 31, 2013 and 2012, respectively.

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

We market our products and acquire our customers through a variety of sources including online marketing, such as search engines and advertising on online networks and other websites, offline marketing through television and radio advertising, local seminars, relationships with our partners, referrals from our growing customer base, general brand awareness and a link to our website in the footer of substantially all of the emails sent by our customers.

We have grown rapidly since launching our first on-demand product in 2000. We ended the first half of 2013 with approximately 575,000 unique paying customers and had revenue for the first half of 2013 of $138 million.

Our business strategy is to expand beyond email marketing to provide an integrated multi-product offering that drives higher customer lifetime value. We believe increasing our customer’s lifetime value will be a key contributor to our continued success. To drive lifetime value we will continue to focus on acquiring customers in a cost-effective manner, increasing average revenue per customer through cross-selling and increased product usage and improving customer retention rates.

Recent highlights include:

•

We recently introduced our common contacts functionality and will be continuing to roll out that functionality in a phased manner to all of our customers. This enhanced functionality will enable small businesses to have additional views of their contacts and will allow them to run targeted campaigns to specific segments of their contact list. It will also allow customers to track and manage engagement over time, across all of our different campaign types and to build and store contact lists without having a contact’s email address.

•

We continue to invest in our SinglePlatform offering and, in April 2013, announced that Yelp® is part of our SinglePlatform network of publishers. Menu updates to Yelp will go live within 24 hours. In June 2013, we announced a partnership with GrubHub®, a leading online and mobile food ordering service, to become a menu provider for GrubHub’s AllMenus.com and integrate GrubHub’s online ordering platform into SinglePlatform menus.

•

In April 2013, we announced a share repurchase program. Under the repurchase program, we are authorized to repurchase up to $20 million of our common stock through December 31, 2013. Shares may be repurchased from time to time in the open market or privately negotiated transactions in accordance with applicable securities and stock exchange rules.

•

We continue to test pricing and bundling opportunities as well as explore opportunities to sell and cross-sell multiple products. In the second quarter of 2013, we rolled out our new in-product messaging center. We can now run targeted marketing campaigns to small businesses, based on specific demographic and behavioral characteristics.

Key Financial and Operating Metrics

In connection with the ongoing operation of our business, our management regularly reviews key financial and operating metrics. Given our growth strategy, we pay particular attention to customer lifetime value, customer acquisition metrics, trialer growth, customer attrition, success in cross-selling and growing customer list sizes, number of products per customer and average revenue per customer. We also consider other financial and operating metrics such as revenue, gross margin, expenses, customer satisfaction rates, average speed of answer for customer support calls, email deliverability rates and capital expenditures, among others. Management considers these financial and operating metrics critical to understanding and improving our business, reviewing our historical performance, benchmarking our performance versus other companies and identifying current and future trends, and for planning purposes.

In addition, we consider the following non-GAAP financial measures to be key indicators of our financial performance:

•

“adjusted EBITDA,” which we define as GAAP net income (loss) before income taxes, interest income and other income (expense), depreciation and amortization, stock-based compensation, litigation contingency accrual and contingent consideration adjustment;

•	“adjusted EBITDA margin,” which we define as adjusted EBITDA divided by revenue;

•

“non-GAAP net income,” which we define as GAAP net income (loss) before the non-cash portion of income taxes, stock-based compensation expense, litigation contingency accrual and contingent consideration adjustment; and

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

•

In connection with our acquisition of SinglePlatform, we have an obligation to the former shareholders of SinglePlatform to pay additional cash consideration of up to $15.0 million, contingent on the achievement of certain revenue targets through June 2014, measured in six-month intervals. Based on our assumptions and estimates related to our revenue forecasts we do not believe we will pay this additional consideration and have recorded no liability at June 30, 2013. We will continue to assess these assumptions and estimates on a quarterly basis. Changes in the estimated liability related to updated assumptions and estimates and to the actual revenue achievement will be recognized within the consolidated statements of operations. If our assumptions and estimates change significantly or if actual revenue achievement is significantly different than our estimates, our results of operations and cash flows could be materially affected. See also Note 3, Acquisitions, of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, our operating results could be adversely impacted if we fail to successfully integrate SinglePlatform or if we fail to continue to successfully sell SinglePlatform’s product.

•

We believe that given the size of our potential market and the relatively low barriers to entry, competition may increase. Increased competition could result from existing competitors, existing competitors that have been acquired by larger enterprises or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•

From time to time, we may be subject to various claims and lawsuits by partners, customers, or other parties arising in the ordinary course of business, including lawsuits alleging patent infringement. We are currently a party to actions that are described in Part II, Item 1 “Legal Proceedings” included elsewhere in this Quarterly Report on Form 10-Q. These matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, the results of any of these actions may have a material adverse effect on our results of operations, financial condition and cash flows.

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

Cost of Revenue and Operating Expenses

We allocate certain occupancy and general office related expenses, such as rent, utilities, office supplies and depreciation of general office assets to cost of revenue and operating expense categories based on headcount. As a result, an occupancy expense allocation is reflected as personnel-related costs in cost of revenue and each operating expense category.

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

Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees, the portion of customer support costs that relate to assisting trial customers and amortization of sales and marketing relating intangible assets. Advertising costs consist primarily of pay-per-click advertising with search engines, other online and offline advertising media, including television and radio advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships and event costs. Additionally, sales and marketing expenses include costs related to our efforts to retain our customers and to cross-sell and increase usage of our products. In order to continue to grow our business and brand and category awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect that on an annual basis, sales and marketing expenses will increase in absolute dollars, but decrease as a percentage of revenue as we expect to continue to grow our revenue at a faster rate.

General and Administrative. General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology support, finance, accounting and analytics personnel, professional fees, board compensation and expenses, certain taxes and other corporate expenses. In 2013, we also recorded a loss accrual related to litigation. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the anticipated growth of our business and incur costs related to operating as a public company. We expect that our general and administrative expenses will increase both in absolute dollars and as a percentage of revenue in 2013 due to increased wage costs, particularly as they relate to analytics and business intelligence, increased costs associated with litigation and general increases related to the growth of our business. Over the longer term we expect our general and administrative expenses to decline as a percentage of revenue as we expect to continue to grow our revenue at a faster rate.

Acquisition Costs and Other Related Charges. Acquisition costs and other related charges include expenses associated with third-party professional services we utilize related to the evaluation and execution of successful acquisitions. Acquisition costs and other related charges also include changes in the fair value of our contingent consideration liability recorded as the result of the SinglePlatform acquisition. This liability was measured at fair value on the acquisition date, and until the liability is settled, it must be remeasured to fair value at each reporting period, with the changes included in our results of operations. We will evaluate quarterly remeasurements of the fair value of this liability through June 2014, the last settlement date. We may also continue to incur acquisition costs and other related charges in future periods if we complete additional acquisitions.

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

Results of Operations

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

Revenue

	Three Months Ended June 30,
	2013	2012	Change
	(Dollars in thousands)
Revenue	$70,208	$62,072	13%

Revenue increased by $8.1 million from 2012 to 2013. The increase resulted primarily from an approximately 8% increase in the number of average monthly customers and an approximately 5% increase in average revenue per customer. The increase in average revenue per customer was primarily due to an increase in average number of products per customer and to an increase in average customer list size. We expect our average revenue per customer to increase over time.

Cost of Revenue

	Three Months Ended June 30,
	2013	2012	Change
	(Dollars in thousands)
Cost of revenue	$20,578	$18,434	12%
Percent of revenue	29%	30%

Cost of revenue increased by $2.1 million from 2012 to 2013. The increase resulted primarily from increased customer support personnel costs of $886,000 to support our customer growth and increased personnel costs of $339,000 in our operations group to manage our infrastructure. Depreciation, hosting and maintenance costs increased by $563,000 as a result of scaling and adding capacity to our hosting infrastructure.

Research and Development

	Three Months Ended June 30,
	2013	2012	Change
	(Dollars in thousands)
Research and development	$11,999	$9,804	22%
Percent of revenue	17%	16%

Research and development expenses increased by $2.2 million from 2012 to 2013. The increase was due primarily to additional personnel-related costs as a result of our continued hiring of research and development employees to further develop and enhance our products.

Sales and Marketing

	Three Months Ended June 30,
	2013	2012	Change
	(Dollars in thousands)
Sales and marketing	$27,804	$25,836	8%
Percent of revenue	40%	42%

Sales and marketing expenses increased by $2.0 million from 2012 to 2013. The increase in absolute dollars was largely due to increased advertising and promotional expenditures of $1.0 million resulting from a change in the mix and timing of advertising campaigns including our investment in a television campaign. Personnel-related costs increased by $743,000, primarily from the increase in SinglePlatform sales personnel.

General and Administrative

	Three Months Ended June 30,
	2013	2012	Change
	(Dollars in thousands)
General and administrative	$10,048	$7,830	28%
Percent of revenue	14%	13%

General and administrative expenses increased by $2.2 million from 2012 to 2013. Personnel-related costs increased by $1.4 million largely as a result of increasing the number of general and administrative employees to support our overall growth, including an increase in the number of employees focused on analytics and business intelligence. Professional service fees increased by $279,000 primarily due to increased costs associated with our defense of certain legal matters.

Acquisition Costs and Other Related Charges

	Three Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Acquisition costs and other related charges	$—	$574

Acquisition costs and other related charges consisted of transaction costs during the three months ended June 30, 2012 related to our acquisition of SinglePlatform, which we completed in June 2012.

Interest Income and Other Income (Expense), Net

	Three Months Ended June 30,
	2013	2012	Change
	(Dollars in thousands)
Interest income and other income (expense), net	$12	$62	(81)%

Interest income and other income (expense), net decreased by $50,000 from 2012 to 2013 due to a decrease in interest earned on our investment portfolio primarily as a result of lower balances as well as an increase in foreign currency translation expense.

Income Taxes

	Three Months Ended June 30,
	2013	2012
	(dollars in thousands)
Income tax (expense) benefit	$299	$(118)
Percent of loss before income taxes	143%	(34)%

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions. Our estimated effective tax rate for 2013 is primarily affected by 2013 federal and state research and development credits and non-deductible stock-based compensation expense. Our estimated effective tax rate for 2012 was primarily affected by state research and development credits and non-deductible stock-based compensation expense. Additionally, income taxes for the three months ended June 30, 2012 were affected by non-deductible transaction expenses that we incurred and treated as a discrete item.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

Revenue

	Six Months Ended June 30,
	2013	2012	Change
	(Dollars in thousands)
Revenue	$138,413	$122,010	13%

Revenue increased by $16.4 million from 2012 to 2013. The increase resulted primarily from an approximately 9% increase in the number of average monthly customers and an approximately 4% increase in average revenue per customer. The increase in average revenue per customer was primarily due to an increase in the average number of products per customer and to an increase in average customer list size.

Cost of Revenue

	Six Months Ended June 30,
	2013	2012	Change
	(Dollars in thousands)
Cost of revenue	$40,486	$36,033	12%
Percent of revenue	29%	30%

Cost of revenue increased by $4.5 million from 2012 to 2013. The increase resulted primarily from increased customer support personnel costs of $2.0 million to support our customer growth and increased personnel costs of $747,000 in our operations group to manage our infrastructure. Depreciation, hosting and maintenance costs increased by $1.2 million as a result of scaling and adding capacity to our hosting infrastructure.

Research and Development

	Six Months Ended June 30,
	2013	2012	Change
	(Dollars in thousands)
Research and development	$22,267	$19,275	16%
Percent of revenue	16%	16%

Research and development expenses increased by $3.0 million from 2012 to 2013. The increase was due primarily to additional personnel-related costs as a result of our continued hiring of research and development employees to further develop and enhance our products.

Sales and Marketing

	Six Months Ended June 30,
	2013	2012	Change
	(Dollars in thousands)
Sales and marketing	$58,606	$51,554	14%
Percent of revenue	42%	42%

Sales and marketing expenses increased by $7.1 million from 2012 to 2013. The increase in absolute dollars was largely due to increased advertising and promotional expenditures of $3.6 million resulting from a change in the mix and timing of advertising campaigns including our investment in a television campaign. Personnel-related costs increased by $2.8 million, primarily from the increase in SinglePlatform sales personnel. Partner referral fees increased by $597,000 as the number of new customers generated from our partners increased.

General and Administrative

	Six Months Ended June 30,
	2013	2012	Change
	(Dollars in thousands)
General and administrative	$19,942	$15,245	31%
Percent of revenue	14%	13%

General and administrative expenses increased by $4.7 million from 2012 to 2013. Increased personnel-related costs of $2.7 million were largely due to an increase in the number of general and administrative employees to support our overall growth, including an increase in the number of employees focused on analytics and business intelligence and those relating to SinglePlatform. Additionally, we recorded an accrual related to a litigation matter of $820,000 in the first quarter of 2013 and our professional service fees increased by $586,000 primarily due to increased costs associated with our defense of certain legal matters.

Acquisition Costs and Other Related Charges

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Acquisition costs and other related charges	$—	$723

Acquisition costs and other related charges consisted of transaction costs related to our acquisitions of CardStar, Inc., or CardStar and SinglePlatform, which we completed in January 2012 and June 2012, respectively.

Interest Income and Other Income (Expense), Net

	Six Months Ended June 30,
	2013	2012	Change
	(Dollars in thousands)
Interest income and other income (expense), net	$(17)	$133	(113)%

Interest income and other income (expense), net decreased by $150,000 from 2012 to 2013 due to a decrease in interest earned on our investment portfolio primarily as a result of lower balances as well as an increase in foreign currency translation expense.

Income Taxes

	Six Months Ended June 30,
	2013	2012
	(dollars in thousands)
Income tax benefit	$2,481	$443
Percent of loss before income taxes	85%	64%

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions. Our estimated effective tax rate for 2013 is primarily affected by 2013 federal and state research and development credits and non-deductible stock-based compensation expense. Additionally, the income tax benefit was increased by the 2012 federal research and development credit which was treated as a discrete item in the first quarter of 2013. The American Taxpayer Relief Act of 2012, or the Act, was enacted on January 2, 2013. The Act retroactively reinstated the federal research and development credit from January 1, 2012. The effect of the change in the tax law related to 2012 was $1.3 million, which was recognized as a benefit to income tax expense in the first quarter of 2013, the quarter in which the law was enacted.

Our estimated effective tax rate for 2012 was primarily affected by state research and development credits and non-deductible stock-based compensation expense. Additionally, income taxes for the six months ended June 30, 2012 were affected by non-deductible transaction expenses that we incurred and treated as a discrete item.

Liquidity and Capital Resources

During the first half of 2013 and 2012, we funded our operations with cash flows generated from operations. At June 30, 2013, our principal sources of liquidity were cash and cash equivalents and marketable securities of $99.3 million.

Net cash provided by operating activities was $16.4 million and $16.1 million for the six months ended June 30, 2013 and 2012, respectively. The slight increase in 2013 was due primarily to an increase in the add-backs of non-cash items, including depreciation and amortization and stock-based compensation, and an increase in cash generated from changes in working capital accounts, partially offset by an increase in the net loss in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. We generated a net loss of $424,000 in 2013 as compared to a net loss of $244,000 in the same period in 2012. In 2013, our depreciation and amortization increased by $1.8 million and our stock-based compensation increased by $596,000. This increase was partially offset by an increase in our deferred tax assets of $2.5 million in 2013 as compared to $644,000 in 2012. Cash provided by changes in our working capital accounts increased by $851,000 in the first half of 2013 as compared to the first half of 2012. Changes in our working capital accounts are primarily driven by timing of payments to our vendors as well as cash receipts from our customers. Cash provided by operating activities has historically been affected by the amount of net income (loss), growth in prepaid subscriptions, changes in working capital accounts and the timing of rent payment and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards as well as changes in deferred taxes.

Net cash provided by investing activities was $2.4 million in the six months ended June 30, 2013 as compared to net cash used in investing activities of $48.7 million in the six months ended June 30, 2012. Net cash provided by investing activities in the first six months of 2013 consisted primarily of the net cash provided by marketable securities transactions offset partially by cash paid to acquire property and equipment as well as an increase in restricted cash related to a lease amendment for our corporate headquarters. Net cash used in investing activities in the first six months of 2012 consisted primarily of cash paid to purchase CardStar and SinglePlatform and to acquire property and equipment partially offset by the net cash provided by marketable securities transactions. In January 2012, we completed the acquisition of CardStar, for a cash payment of $5.8 million and, in June 2012, we completed the acquisition of SinglePlatform for a cash payment of $62.7 million. Acquisition of property and equipment of $9.7 million and $10.6 million in the six month periods ended June 30, 2013 and 2012, respectively, consisted of the purchase of computer equipment for our operations and employees, furniture and leasehold improvements and the capitalization of certain software development costs. We have made capital expenditures to increase capacity of our operational equipment and to accommodate growth in our business. During each of the six month periods ended June 30, 2013 and 2012, we capitalized $3.2 million of costs associated with the development of internal use software.

Net cash used in financing activities was $327,000 for the six months ended June 30, 2013 as compared to cash provided by financing activities of $4.3 million for the six months ended June 30, 2012. Net cash provided by proceeds from stock issued pursuant to the exercise of stock options and to the employee stock purchase plan in the first six months of 2013 was completely offset by $1.6 million of cash used to repurchase our common stock on the open market. In the second quarter of 2013, we announced a repurchase program of up to $20 million of our common stock through December 31, 2013. Net cash provided by financing activities in the first six months of 2012 consisted of proceeds from stock issued pursuant to the exercise of stock options and to the employee stock purchase plan, as well as the income tax benefit from the exercise of stock options.

As of December 31, 2012, we had federal and state net operating loss carry-forwards of $42.9 million and $1.1 million, respectively, which we intend to use to the extent available to offset payments of future federal and state income tax liabilities. If unused, our net operating loss carry-forwards expire at various dates through 2032 for federal and 2017 for state income tax purposes.

Contractual Obligations

We lease our headquarters under an operating lease that is effective through September 2022 with one ten-year extension option. The lease includes the space we are occupying now as well as additional space that will be made available to us through the term of the lease. We lease office space in Colorado for a sales and support office under an operating lease that expires in April 2019 with three three-year extension options. We also lease small amounts of general office space in Florida, New York, California and the United Kingdom under lease agreements that expire at various dates through 2018.

We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through early 2017.

As of June 30, 2013, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $21.3 million. This amount relates primarily to marketing programs and other non-marketing related goods and services to be delivered over the next twelve months.

The following table summarizes our contractual obligations at June 30, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Office lease obligations	$81,683	$7,440	$18,294	$20,177	$35,772
Third-party hosting agreements	13,952	3,778	7,468	2,706	—
Vendor commitments	21,251	21,251	—	—	—

Total(1)	$116,886	$32,469	$25,762	$22,883	$35,772

(1)	As of June 30, 2013, we had an obligation to the former shareholders of SinglePlatform under which we are obligated to pay cash consideration of up to $15.0 million, which is contingent on the achievement by SinglePlatform of certain revenue targets through June 30, 2014, measured in six-month intervals. Based on our current revenue forecasts, we do not expect to pay any of the consideration. We will continue to assess our forecasts and assumptions on a quarterly basis as additional data impacting the assumptions is obtained.

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

Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $99.3 million at June 30, 2013, which consisted of cash, government securities, corporate and agency bonds, commercial paper, certificates of deposit and money market instruments. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 7, 2012, two former employees, on behalf of themselves and all other similarly situated individuals, or collectively, the FLSA Plaintiffs, filed a complaint in the U.S. District Court for the District of Massachusetts that named us as a defendant in a lawsuit. The complaint, which was served on us on August 9, 2012, alleges that we violated the Fair Labor Standards Act and the Massachusetts overtime law with respect to certain of our current and former sales employees. The FLSA Plaintiffs’ complaint seeks an award for damages in an unspecified amount. We participated in a court-sanctioned mediation session with an independent mediator in March 2013 and, during the three months ended March 31, 2013, we recorded an accrual of $820,000. In July 2013, we executed a settlement agreement with the FLSA Plaintiffs that will terminate the litigation and settle all pending claims against us in exchange for an aggregate payment of $800,000. The U.S. District Court has approved the settlement on a preliminary basis. Final approval is expected in the fourth quarter of 2013. Following final court approval, we will pay the settlement amount. As of June 30, 2013, we had an accrual of $820,000 related to this matter. See also Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

On September 24, 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the U.S. District Court for the Eastern District of Texas that named us as a defendant in a lawsuit. The complaint, which was served on us on December 26, 2012, alleges that certain elements of our email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. On February 11, 2013, RPost amended its complaint to name five of our partners as defendants. Under our contractual agreements with these partners, we are obligated to indemnify them for claims related to patent infringement. We have filed a motion to sever and stay the claims against our partners and a motion to dismiss the claims against us. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, we believe we have meritorious defenses to any claim of infringement and intend to defend the lawsuit vigorously.

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

On March 7, 2013, CreateAds LLC, or CreateAds, filed a complaint in the U.S. District Court for the District of Delaware that named us as a defendant in a lawsuit. The complaint, which was served on us on March 8, 2013, alleges that certain elements of our email marketing technology infringe a patent held by CreateAds. CreateAds seeks an award for damages in an unspecified amount and injunctive relief. We have filed a motion to dismiss the complaint. This litigation matter is in a very early stage. As a result, neither the ultimate outcome of this matter nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, we believe that we have meritorious defenses to any claim of infringement and intend to pursue this matter vigorously.

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

To succeed, we must continue to attract and retain a large number of customers. Over the last few years, there has been a decline in the number of new customers we have added on an annual basis. In 2011, we added fewer new customers than we added in 2010 and in 2012 we added fewer new customers than we added in either 2010 or 2011. We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website, television and radio advertising, the efforts of our partners and the inclusion of a link to our website in substantially all of our customers’ emails. In addition, we are committed to providing our customers with a high level of support. As a result, we believe many of our new customers are referred to us by existing customers. However, customers cancel their accounts for many reasons, including economic concerns, business failure or a perception that they do not use our products effectively, the service is not a good value and that they can manage their online marketing efforts without our products. In some cases, we terminate an account because the customer fails to comply with our standard terms and conditions. As our customer base continues to grow, even if our customer retention rates remain the same on a percentage basis, the absolute number of customers we lose each month will increase. We must continually add new customers to replace customers whose accounts are cancelled or terminated, which may involve significantly higher marketing expenditures than we currently anticipate. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our business and results of operations would be affected adversely.

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

We have traditionally focused our business on providing our email marketing product for small organizations, but in the last few years we have expanded our product offerings. In 2007, we introduced our survey product and our add-on email archive service that enables our customers to archive their past email campaigns. In 2009, we launched our event marketing product. Through our acquisition of Nutshell Mail, Inc., which we completed in May 2010, we now provide a tool for small organizations to monitor and engage with social media networks. In January 2012, we launched our Social Campaigns product which allows small businesses the ability to run multi-step, results-oriented campaigns on their social networks. Also, in January 2012, we acquired CardStar, a leading developer of mobile applications that extend the use of loyalty, rewards and membership cards and mobile coupons among consumers. In February 2012, we introduced our SaveLocal product, which makes it quick and easy for our customers to create, run and manage local deals. In June 2012, we acquired SinglePlatform, a company that helps small business get discovered through web and mobile searches by providing a single place to update relevant business information. Our efforts to introduce new products beyond our email marketing product or to offer a bundled offering of two or more of our products may not result in significant revenue growth, may not be complementary to our email marketing product, may not be timely, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business or product or may be confusing to our customers, any of which may harm our financial performance and impede our long-term growth strategy.

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

Our system stores our customers’ proprietary email contacts lists, credit card information and other critical data. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage our reputation. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, as we continue to grow our customer base and our brand becomes more widely known and recognized, we may become a more inviting target for third parties seeking to compromise our security systems.

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

Our principal email marketing competitors include providers of email marketing products for small to medium size businesses such as AWeber Systems, Inc., iContact Corporation, a subsidiary of Vocus, Inc., Protus, a subsidiary of j2 Global Communications, Inc. (Campaigner), The Rocket Science Group LLC (MailChimp), Vertical Response, Inc., a subsidiary of Deluxe Corporation, and Vistaprint N.V. These vendors typically charge a low monthly fee or a low fee per number of emails sent and, in some cases, they have a free offering. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, there are a number of other vendors that are focused on providing email marketing products for larger organizations, including Alterian, a subsidiary of SDL, plc, CheetahMail, Inc., a subsidiary of Experian Group Limited, ExactTarget, Inc., a subsidiary of Salesforce.com, Inc., Responsys Inc., Silverpop Systems Inc., Eloqua Limited, a subsidiary of Oracle Corporation, and StrongMail Systems, Inc. While we do not compete currently with vendors of email marketing products serving larger customers, we may compete with these providers in the future. Finally, in the future, our email marketing product may experience competition from Internet Service Providers, or ISPs, advertising and direct marketing agencies and other large established businesses, possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these entities could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering.

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

If the delivery of our customers’ emails is limited or blocked or our customers’ emails are directed to an alternate or “tabbed” section of the recipient’s inbox, customers may cancel their accounts.

ISPs can block emails from reaching their users. The implementation of new or more restrictive policies by ISPs may make it more difficult to deliver our customers’ emails. We continually improve our own technology and work closely with ISPs to maintain our deliverability rates. In addition, some ISPs have started to categorize as promotional or otherwise emails that originate from email service providers and, as a result, direct them to an alternate or “tabbed” section of the recipient’s inbox. If ISPs materially limit or halt the delivery of our customers’ emails, or if we fail to deliver our customers’ emails in a manner compatible with ISPs’ email handling or authentication technologies or other policies, or if the open rates of our customers’ emails are negatively impacted by the actions of ISPs to categorize emails, then the fees we charge for our email marketing product may not be accepted by the market and customers may question the effectiveness of our products, and customers may cancel their accounts. This, in turn, could harm our business and financial performance.

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

Many of our customers located our website by clicking through on search results displayed by search engines such as Google®,
Yahoo!® and Bing®. Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract a significant percentage of the customers we serve to our website. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer potential customers clicking through to our website, requiring us to resort to other costly resources to attempt to replace this traffic, which, in turn, could reduce our revenue and negatively impact our operating results, harming our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, or our revenue could decline and our business may suffer. The cost of purchased search listing advertising fluctuates and may increase as demand for these channels grows, and any such increases could negatively affect our financial results.

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

Competition for highly skilled engineering and marketing personnel is intense and we continue to face difficulty identifying and hiring qualified personnel in certain areas of our business and in certain locations. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, particularly in high-technology industries, often consider the value of any equity they may receive in connection with their employment. As a result, any significant volatility in the market price of our stock, including the recent decline in share value, may adversely affect our ability to attract or retain highly skilled engineering and marketing personnel.

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

We have incurred net losses in the past and expect to incur net losses on a quarterly basis in the future. We reported net income for the second quarter of 2013 and for 2012, 2011 and 2010; however, we experienced net losses in prior years and a net loss for the first quarter of 2013. While we expect to generate future profitability, we may experience net losses in future periods, particularly quarterly periods. In addition, we expect our operating expenses to increase as we continue to expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected.

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

We have completed several acquisitions in the past three years, including our most recent acquisition of SinglePlatform in June 2012. We have, from time to time, evaluated other acquisition opportunities and may pursue acquisition opportunities in the future. Acquisitions involve numerous risks, including:

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

On April 25, 2013, we announced that our Board of Directors approved a stock repurchase program for up to $20 million of our common stock through December 31, 2013. Under the repurchase program, we are authorized to repurchase shares in the open market, which may include the use of 10b5-1 trading plans, or through privately negotiated transactions. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions. The repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program will diminish our cash and cash equivalents, which may reduce our flexibility with respect to future acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our repurchases of our common stock during the three month period ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 to April 30, 2013	—	—	—	—
May 1 to May 31, 2013	—	—	—	—
June 1 to June 30, 2013	100,000	$16.18	100,000	$18,381,688

Total	100,000	$16.18	100,000	$18,381,688

(1)	Includes commissions, markups and expenses
(2)	In April 2013, our board of directors approved the repurchase of up to $20 million of our common stock through December 31, 2013. Repurchased shares are retired and resume the status of authorized but unissued shares of common stock.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed (other than exhibit 32.1 and exhibit 32.2 and exhibits related to Extensible Business Reporting, or XBRL) as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTANT CONTACT, INC.

Date: July 31, 2013	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2013	By:	/s/ Harpreet S. Grewal
Harpreet S. Grewal
Executive Vice President and
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

10.1	Agreement of lease dated as of April 30, 2013 by and between Constant Contact, Inc. and Battery Commercial Associates LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
#	Extensible Business Reporting Language (XBRL) information is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.