Form 10-Q
period 2013-09-30
Constant Contact, Inc.
filed 2013-10-30
CIK 1405277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 28, 2013, there were 30,661,333 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information

Item 1. Financial Statements

Constant Contact, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)	September 30, 2013	December 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$81,331	$67,775
Marketable securities	25,888	25,732
Accounts receivable, net of allowance for doubtful accounts	150	92
Prepaid expenses and other current assets	8,209	6,513

Total current assets	115,578	100,112
Property and equipment, net	39,522	39,653
Restricted cash	1,300	750
Goodwill	95,505	95,505
Acquired intangible assets, net	4,936	6,758
Deferred taxes	11,672	11,377
Other assets	2,838	3,107

Total assets	$271,351	$257,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,561	$8,167
Accrued expenses	15,492	10,803
Deferred revenue	34,725	32,700

Total current liabilities	53,778	51,670
Other long-term liabilities	1,996	2,010

Total liabilities	55,774	53,680

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 30,688,298 and 30,651,375 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	307	307
Additional paid-in capital	218,798	209,987
Accumulated other comprehensive income	17	11
Accumulated deficit	(3,545)	(6,723)

Total stockholders’ equity	215,577	203,582

Total liabilities and stockholders’ equity	$271,351	$257,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Revenue	$72,039	$63,846	$210,452	$185,856
Cost of revenue	20,478	18,722	60,964	54,755

Gross profit	51,561	45,124	149,488	131,101

Operating expenses
Research and development	12,133	9,776	34,400	29,051
Sales and marketing	24,608	24,881	83,214	76,435
General and administrative	9,136	7,956	29,078	23,201
Acquisition costs and other related charges	—	(6,020)	—	(5,297)

Total operating expenses	45,877	36,593	146,692	123,390

Income from operations	5,684	8,531	2,796	7,711
Interest income and other income (expense), net	133	68	116	201

Income before income taxes	5,817	8,599	2,912	7,912
Income tax (expense) benefit	(2,215)	(1,978)	266	(1,535)

Net income	$3,602	$6,621	$3,178	$6,377

Net income per share:
Basic	$0.12	$0.22	$0.10	$0.21

Diluted	$0.11	$0.21	$0.10	$0.21

Weighted average shares outstanding used in computing per share amounts:
Basic	30,696	30,466	30,672	30,339

Diluted	31,324	30,957	31,140	31,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net income	$3,602	$6,621	$3,178	$6,377

Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax	5	4	5	(39)
Translation adjustment	5	—	1	—

Total other comprehensive income (loss)	10	4	6	(39)

Comprehensive income	$3,612	$6,625	$3,184	$6,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2013	2012
Cash flows from operating activities
Net income	$3,178	$6,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,438	14,013
Amortization of premium on investments	146	430
Stock-based compensation expense	11,144	10,847
Provision for bad debts	13	9
Deferred income taxes	(292)	1,285
Contingent consideration adjustment	—	(6,094)
Taxes paid related to net share settlement of restricted stock units	(1,128)	(376)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(71)	(129)
Prepaid expenses and other current assets	(1,695)	1,624
Other assets	269	(492)
Accounts payable	(4,607)	(3,985)
Accrued expenses	4,689	1,078
Deferred revenue	2,025	2,450
Other long-term liabilities	(14)	(13)

Net cash provided by operating activities	30,095	27,024

Cash flows from investing activities
Purchases of marketable securities	(15,834)	(36,357)
Proceeds from maturities of marketable securities	11,534	40,167
Proceeds from sales of marketable securities	4,000	40,600
Acquisition of businesses, net of cash acquired	—	(68,296)
Increase in restricted cash	(550)	—
Acquisition of property and equipment, including costs capitalized for development of internal use software	(14,134)	(15,076)

Net cash used in investing activities	(14,984)	(38,962)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to the exercise of stock options	2,461	4,227
Income tax benefit from the exercise of stock options	28	84
Proceeds from issuance of common stock pursuant to employee stock purchase plan	484	536
Repurchase of common stock	(4,529)	—

Net cash provided by (used in) financing activities	(1,556)	4,847

Effects of exchange rates on cash and cash equivalents	1	2

Net increase (decrease) in cash and cash equivalents	13,556	(7,089)
Cash and cash equivalents, beginning of period	67,775	49,589

Cash and cash equivalents, end of period	$81,331	$42,500

Supplemental disclosure of noncash investing and financing activities:
Capitalization of stock-based compensation	$351	$730
Fair value of contingent consideration recorded at the time of acquisition in accrued expenses and other long-term liabilities	$—	$12,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and per share amounts)

1. Nature of the Business

Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation on August 25, 1995. The Company reincorporated in the State of Delaware in 2000. The Company provides on-demand email marketing, social media marketing, event marketing, local deals, a platform for online listings and online survey products to small organizations, including small businesses, associations and non-profits, primarily in the U.S. The Company’s email marketing product allows customers to create, send and track email marketing campaigns. Social Campaigns™ allows customers to create, publish, promote and run campaigns on Facebook®. EventSpot®, the Company’s event marketing product, enables customers to promote and manage events, track event registrations and collect online payments. The Company’s online survey product enables customers to create and send surveys and analyze the responses. SaveLocal® makes it quick and easy for customers to create, run and manage local deals. CardStar®, one of the Company’s mobile phone applications, allows consumers to easily manage loyalty, rewards and membership cards on a mobile phone. SinglePlatform helps small businesses get discovered through web and mobile searches by providing a single place to update business information and distribute it through a network of on-line publishers. These products are designed for small organizations and are marketed directly by the Company and through a wide variety of partners.

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

The condensed consolidated balance sheet at December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2013 and consolidated results of operations for the three and nine months ended September 30, 2013 and 2012 and consolidated cash flows for the nine months ended September 30, 2013 and 2012 have been made. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and assumptions, including those related to revenue recognition, stock-based compensation, goodwill and acquired intangible assets, capitalization of software and website development costs, liability for contingent consideration, litigation accruals and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from these estimates.

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

Concentration of Credit Risk and Significant Products and Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. At September 30, 2013 and December 31, 2012, the Company had substantially all cash and investment balances at certain financial institutions without or in excess of federally insured limits, however, the Company maintains its cash balances and custody of its marketable securities with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the three and nine months ended September 30, 2013, revenue from the Company’s email marketing product alone as a percentage of total revenue was approximately 84%. For the three and nine months ended September 30, 2012, revenue from the Company’s email marketing product alone as a percentage of total revenue was approximately 85% and 86%, respectively. No customer accounted for more than 10% of total revenue during these periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. The Company also considers receivables related to customer credit card purchases of $3,593 and $2,509 at September 30, 2013 and December 31, 2012, respectively, to be equivalent to cash. Cash equivalents are stated at fair value.

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

At September 30, 2013, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$15,050	$19	$—	$15,069
Corporate and Agency Bonds	9,816	5	(1)	9,820
Commercial Paper	999	—	—	999

Total	$25,865	$24	$(1)	$25,888

At September 30, 2013, marketable securities consisted of investments that mature within one year with the exception of one government bond and four corporate and agency bonds with a fair value of $12,133 that mature within two years.

At December 31, 2012, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$10,138	$20	$—	$10,158
Corporate and Agency Bonds	12,675	1	—	12,676
Certificates of Deposit	1,000	—	—	1,000
Commercial Paper	1,898	—	—	1,898

Total	$25,711	$21	$—	$25,732

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

The following tables present the Company’s fair value hierarchy for its cash equivalents and marketable securities, which are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	Fair Value Measurements at September 30, 2013 Using
	Level 1	Level 2	Level 3	Total

Financial Assets:
Money Market Instruments	$38,311	$—	$—	$38,311
U.S. Treasury Notes	15,069	—	—	15,069
Corporate and Agency Bonds	—	9,820	—	9,820
Commercial Paper	—	999	—	999

Total	$53,380	$10,819	$—	$64,199

	Fair Value Measurements at December 31, 2012 Using
	Level 1	Level 2	Level 3	Total

Financial Assets:
Money Market Instruments	$38,320	$—	$—	$38,320
U.S. Treasury Notes	10,158	—	—	10,158
Corporate and Agency Bonds	—	12,676	—	12,676
Certificates of Deposit	—	1,000	—	1,000
Commercial Paper	—	1,898	—	1,898

Total	$48,478	$15,574	$—	$64,052

The Company has a contingent consideration liability associated with the acquisition of SinglePlatform, Corp. (“SinglePlatform”) in June 2012, which has been assessed at $0 as of September 30, 2013 (see Note 3). Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of the contingent consideration liability uses assumptions and estimates to forecast a range of outcomes for the contingent consideration. The Company assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Changes in the fair value of the contingent consideration liability related to updated assumptions and estimates are recognized within the consolidated statements of operations.

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

The following is a summary of the shares used in computing diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Weighted average shares used in calculating basic net income per share	30,696	30,466	30,672	30,339
Stock options	490	455	381	667
Warrants	1	1	1	1
Unvested restricted stock and restricted stock units	137	35	86	36

Shares used in computing diluted net income per share	31,324	30,957	31,140	31,043

The following common stock equivalents were excluded from the computation of diluted net income per share because they had an anti-dilutive impact as the proceeds under the treasury stock method were in excess of the average fair market value for the period:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Options to purchase common stock	3,352	3,818	4,184	2,979
Unvested restricted stock and restricted stock units	241	110	174	78

Total options exercisable into common stock, restricted stock units issuable in common stock and restricted stock	3,593	3,928	4,358	3,057

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

SinglePlatform

On June 12, 2012, the Company acquired by merger all of the outstanding capital stock of SinglePlatform. SinglePlatform provides small businesses a single place to update their business information and delivers that information across its publishing network. The Company purchased SinglePlatform in order to expand its product offerings consistent with its strategy of helping small organizations acquire new customers. The purchase price of $75,009 reflected a cash payment of $62,857 and a liability of $12,152 representing the fair value of contingent consideration of up to $30,000 payable to the former shareholders of SinglePlatform upon achievement by SinglePlatform of certain revenue targets. These revenue targets are measured in six-month intervals from July 1, 2012 to June 30, 2014. If such targets are achieved, the consideration is payable in cash. At the acquisition date, the Company’s estimate of the undiscounted range of outcomes for the contingent consideration was $0 to $21,095 based on a probability weighted estimate of future revenue. Using a discounted cash flow method, the Company recorded an estimated liability of $12,152 as of the acquisition date. This liability was subsequently reduced to $0 by December 31, 2012 based on actual results and revised forecasts. The first two revenue targets, assessed at December 31, 2012 and June 30, 2013, respectively, were not met and, as of September 30, 2013, the maximum amount of contingent consideration payable is $15,000. The Company will continue to assess the probability that the remaining revenue targets will be met and at what level, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled.

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

The following table presents the pro forma results of the historical consolidated statements of operations of the Company and SinglePlatform for the nine months ended September 30, 2012, giving effect to the merger as if it occurred on January 1, 2011:

Nine months ended September 30, 2012

Pro forma revenue	$186,320
Pro forma net income	$4,794

Pro forma data was not presented for the three months ended September 30, 2012 or the three or nine months ended September 30, 2013, as the acquisition was fully reflected in the results for those periods. The pro forma net income presented primarily includes adjustments for amortization, interest income and income taxes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

Transaction costs related to acquisitions were $74 and $796 for the three and nine months ended September 30, 2012, respectively, which the Company recorded as acquisition costs and other related charges. The operating expenses of the acquired entities have been included in the consolidated financial statements beginning on their respective acquisition dates but have not been disclosed as the Company does not account for the results of the acquired entities separate from its own results.

4. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $95,505 at September 30, 2013 and December 31, 2012. Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired.

Intangible assets consist of the following:

		September 30, 2013			December 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 years	$4,357	$2,054	$2,303	$4,357	$1,222	$3,135
Customer relationships	3.75 years	3,315	1,621	1,694	3,315	822	2,493
Publisher relationships	5 years	710	189	521	710	83	627
Trade name	5 years	570	152	418	570	67	503

		$8,952	$4,016	$4,936	$8,952	$2,194	$6,758

The Company amortizes the intangible assets over the estimated useful lives noted above. Amortization of the developed technology and publisher relationships assets is on a straight-line basis as the pattern of consumption of the economic benefits of the intangible assets cannot be reliably determined. The Company also amortizes the trade name asset over its estimated useful life on a straight-line basis as the straight-line basis is not materially different than the pattern of consumption of economic benefit basis. Customer relationships are amortized over their useful life based on the pattern of consumption of economic benefit of the asset. Amortization commences once the asset has been placed in service. Amortization expense for intangible assets was $596 and $637 for the three months ended September 30, 2013 and 2012, respectively. Amortization expense for intangible assets was $1,822 and $1,093 for the nine months ended September 30, 2013 and 2012, respectively. Amortization relating to developed technology and publisher relationships is recorded within cost of revenue and amortization of customer relationships and trade name is recorded within sales and marketing expense. Future estimated amortization expense as of September 30, 2013 is as follows:

Remainder of 2013	$581
2014	2,196
2015	1,583
2016	470
2017	106

Total	$4,936

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

During the three months ended September 30, 2013, the Company repurchased 150,000 shares at an average price of $19.40 per share. The cumulative amount of shares repurchased since the plan was put in place in the second quarter of 2013 is 250,000 shares at an average price of $18.11 per share. These shares were retired and accounted for as a reduction to stockholders’ equity in the Company’s condensed consolidated balance sheet.

Stock-Based Awards

Stock Incentive Plan

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards with a maximum term of seven years. These awards may be granted to the Company’s employees, officers, directors, consultants and advisors. The Company reserved 4,200,000 shares of its common stock for issuance under the 2011 Plan. Additionally, per the terms of the 2011 Plan, shares of common stock previously reserved for issuance under the 2007 Stock Incentive Plan as well as shares reserved for outstanding awards under both the 2007 Stock Incentive Plan and the 1999 Stock Option/Stock Issuance Plan for which the awards are cancelled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the 2011 Plan. Awards that are granted with a per share or per unit purchase price less than 100% of fair market value as of the date of grant (e.g., restricted stock and restricted stock unit awards) shall count towards the total number of shares reserved for issuance under the 2011 Plan on a two-for-one basis. As of September 30, 2013, 1,710,353 shares of common stock were available for issuance under the 2011 Plan.

The Company’s 2012 Inducement Award Plan (the “2012 Inducement Plan”) provides for the grant of nonstatutory stock options and restricted stock unit awards as an inducement to an individual entering into employment with the Company or in connection with an acquisition. The Company may issue up to an aggregate of 257,780 shares of common stock pursuant to the 2012 Inducement Plan, subject to adjustment in the event of stock splits and other similar events. Shares issued under the 2012 Inducement Plan may consist in whole or in part of authorized but unissued shares or may be issued shares that the Company has reacquired (provided that open market purchases of shares using the proceeds from the exercise of awards do not increase the number of shares available for future grants). Options granted under the 2012 Inducement Plan must be granted at an exercise price that is not less than 100% of the fair market value of the common stock on the date of grant and may not be granted for a term in excess of seven years. If an award granted under the 2012 Inducement Plan expires or is terminated, surrendered or canceled without having been fully exercised or is forfeited in whole or in part (including as the result of shares of common stock subject to such award being repurchased by the Company) or otherwise results in any common stock not being issued, the unused common stock covered by such award will become available for issuance pursuant to a new award under the 2012 Inducement Plan. As of September 30, 2013, there were 38,784 shares of common stock available for issuance under this plan.

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

Stock Purchase Plan

Under the Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), participating employees may elect to purchase shares of the Company’s common stock according to the terms of the offering during six-month offering periods that begin on January 1 and July 1 of each year. Prior to July 1, 2013, the per share purchase price for each offering was equal to 85% of the closing market price of the Company’s common stock on the last day of the offering period. Starting with the offering period that began on July 1, 2013, the per share purchase price for offerings is equal to the lesser of 85% of the closing market price of the Company’s common stock on the first day or last day of the offering period. On May 22, 2013, the Company’s stockholders approved an amendment to the Purchase Plan that increased the number of shares of common stock available for issuance under the Purchase Plan by 350,000. As of September 30, 2013, 425,158 shares of common stock are available under the Purchase Plan for issuance to participating employees.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cost of revenue	$464	$465	$1,355	$1,294
Research and development	761	897	2,509	2,720
Sales and marketing	818	1,024	2,937	2,695
General and administrative	1,430	1,386	4,343	4,138

	$3,473	$3,772	$11,144	$10,847

Additionally, the Company capitalized $128 and $287 of stock-based compensation related to the development of internal use software for the three months ended September 30, 2013 and 2012, respectively, and $351 and $730 of stock-based compensation expense related to the development of internal use software for the nine months ended September 30, 2013 and 2012, respectively.

6. Income Taxes

Income tax is related to federal, state, and to a lesser extent, foreign tax obligations. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions.

For the three months ended September 30, 2013, the Company recorded an income tax expense of $2,215. For the nine months ended September 30, 2013, the Company recorded an income tax benefit of $266. The income tax benefit for the nine months ended September 30, 2013 was due to the 2012 federal research and development credit, which was treated as a discrete item. The American Taxpayer Relief Act of 2012 (the “Act”), was enacted on January 2, 2013. The Act retroactively reinstated the federal research and development credit from January 1, 2012. The effect of the change in the tax law related to 2012 was $1,324, which was recognized as a benefit in the first quarter of 2013, the quarter in which the law was enacted.

For the three and nine months ended September 30, 2012, the Company recorded an income tax expense of $1,978 and $1,535, respectively. The Company’s estimated effective tax rate for 2012, which was applied to the Company’s income before income taxes for the three and nine months ended September 30, 2012, varied from the statutory tax rate due to the book expense related to incentive stock options, which is non-deductible for tax purposes, offset by the change in fair value of contingent consideration, which was treated as a discrete item, and state research and development credits, both of which reduced the Company’s tax expense.

The Company had net deferred tax assets of $11,985 at December 31, 2012, which increased to $12,269 at September 30, 2013. The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2013 or December 31, 2012. As of September 30, 2013 and December 31, 2012, the Company had no accrued interest or tax penalties recorded.

7. Accrued Expenses

	September 30, 2013	December 31, 2012
Payroll and payroll related	$5,862	$3,800
Licensed software and maintenance	1,197	1,627
Marketing programs	2,785	1,197
Other accrued expenses	5,648	4,179

	$15,492	$10,803

8. Commitments and Contingencies

Office Leases

The Company has a lease for its headquarters space in Waltham, Massachusetts (the “Lease”) that is effective through September 2022 with one ten-year extension option. The Lease includes space the Company is currently occupying as well as space that will be made available at various points in time during the term.

The Company leases office space for a sales and support office in Colorado under a lease agreement effective through April 2019 with three three-year extension options. The Company also leases small amounts of general office space in Florida, New York, California and the UK under lease agreements that expire at various dates through 2018.

Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy.

At September 30, 2013, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $1,309 at September 30, 2013, of which $281 was included in prepaid expenses and other current assets and $1,028 was included in other assets. The accrued rent balance was $2,160 at September 30, 2013, of which $333 was included in accrued expenses and $1,827 was included in other long-term liabilities. At December 31, 2012, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $1,725 at December 31, 2012, of which $302 was included in prepaid expenses and other current assets and $1,423 was included in other assets. The accrued rent balance was $2,154 at December 31, 2012, of which $282 was included in accrued expenses and $1,872 was included in other long-term liabilities.

Total rent expense under office leases was $2,069 and $1,893 for the three months ended September 30, 2013 and 2012, respectively. Total rent expense under office leases was $6,022 and $5,058 for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, future minimum lease payments under non-cancellable office leases are as follows:

Remainder of 2013	$1,691
2014	8,116
2015	9,100
2016	10,147
2017	10,153
Thereafter	40,701

Total	$79,908

Third-Party Hosting Agreements

The Company has agreements with two vendors to provide specialized space and equipment and related services from which the Company hosts its software applications.

Payment escalations and rent holidays specified in these agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. At September 30, 2013 and December 31, 2012, the Company had both prepaid rent and accrued rent balances related to its hosting agreements. At September 30, 2013, the Company had prepaid rent of $916, of which $324 was included in prepaid expenses and other current assets and $592 was included in other assets. The accrued rent balance of $169 at September 30, 2013 was included in other long-term liabilities. At December 31, 2012, the Company had prepaid rent of $1,120, of which $259 was included in prepaid expenses and other current assets and $861 was included in other assets and accrued rent of $138 which was included in other long-term liabilities. Total rent expense under hosting agreements was $996 and $1,067 for the three months ended September 30, 2013 and 2012, respectively. Total rent expense under hosting agreements was $3,001 and $2,967 for the nine months ended September 30, 2013 and 2012, respectively. The agreements include payment commitments that expire at various dates through mid-2017. As of September 30, 2013, future minimum payments under the hosting agreements are as follows:

Remainder of 2013	$988
2014	3,828
2015	3,938
2016	4,049
2017	775

Total	$13,578

Vendor Commitments

As of September 30, 2013, the Company had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling $22,874 related primarily to marketing programs and other non-marketing goods and services to be delivered over the next twelve months.

Letters of Credit and Restricted Cash

As of September 30, 2013 and December 31, 2012, the Company maintained a letter of credit totaling $1,300 and $750, respectively, for the benefit of the landlord of the Company’s corporate headquarters lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $1,300 and $750 as of September 30, 2013 and December 31, 2012, respectively, to secure the letter of credit. These amounts were classified as restricted cash in the balance sheet at September 30, 2013 and December 31, 2012.

Contingent Consideration

The former shareholders of SinglePlatform are eligible to receive consideration of up to $15,000, which is contingent upon the achievement of certain revenue targets achieved through June 30, 2014, measured in six-month intervals. If such conditions are achieved, the consideration is payable in cash. The Company does not believe the revenue targets will be met. Accordingly, the Company’s accrual for this contingency as of September 30, 2013 and December 31, 2012 was $0.

Indemnification Obligations

The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of September 30, 2013, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

Legal Matters

On August 7, 2012, two former employees, on behalf of themselves and all other similarly situated individuals (collectively, the “FLSA Plaintiffs”), filed a complaint in the U.S. District Court for the District of Massachusetts that named the Company as a defendant in a lawsuit. The complaint, which was served on the Company on August 9, 2012, alleges that the Company violated the Fair Labor Standards Act and the Massachusetts overtime law with respect to certain current and former sales employees. The FLSA Plaintiffs seek an award for damages in an unspecified amount. The Company and counsel for the FLSA Plaintiffs participated in a court-sanctioned mediation session with an independent mediator in March 2013 and, during the three months ended March 31, 2013; the Company recorded an accrual of $820. In July 2013, the Company and the FLSA Plaintiffs executed a settlement agreement that will terminate the litigation and settle all pending claims against the Company in exchange for an aggregate payment of $800. The U.S. District Court has approved the settlement on a preliminary basis. Final approval is expected in the fourth quarter of 2013. Following final approval, the Company will pay the settlement amount. As of September 30, 2013, the Company had an accrual of $820 related to this matter.

On September 24, 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited (collectively, “RPost”) filed a complaint in the U.S. District Court for the Eastern District of Texas that named the Company as a defendant in a lawsuit. The complaint, which was served on the Company on December 26, 2012, alleges that certain elements of the Company’s email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. On February 11, 2013, RPost amended its complaint to name five of the Company’s partners as defendants. Under the Company’s contractual agreements with these partners, the Company is obligated to indemnify them for claims related to patent infringement. The Company has filed a motion to sever and stay the claims against its partners and multiple motions to dismiss the claims against the Company. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, the Company believes that it has meritorious defenses to any claim of infringement and intends to defend itself vigorously.

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

Other taxes

A town tax assessor’s office has requested remittance of uncollected personal property taxes for 2008 through the current period. The town has assessed taxes for certain years and indicated that it would complete an audit of the Company’s assets held in that town for the other years. The Company does not believe the assessed amounts are appropriate based on the value of the assets and is in the process of filing abatements to appeal the assessments. The Company has estimated it owes personal property taxes of $664, of which $181 has been paid to the town in 2013 and $483 has been accrued as of September 30, 2013. The Company has estimated a range of losses related to this matter of $664 to $1,216. There can be no certainty that the Company’s appeals will be successful.

During the three months ended September 30, 2013, the Company recorded a reduction to general and administrative expenses of $176 related to overpayments of sales taxes made in the first and second quarters of 2013. The Company intends to file an amended sales tax return to claim these overpayments as a refund. Approximately $52 of the overpayment was paid and expensed in the first quarter of 2013 and $124 was paid and expensed in the second quarter of 2013. Because the amounts involved were not material to the Company’s financial statements in any individual quarterly period and the cumulative amount relates to 2013, the Company recorded the cumulative amount to correct these items in the three months ended September 30, 2013.

9. 401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company elected to make matching contributions for the plan years ending December 31, 2013 and 2012 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s compensation.

Through September 30, 2013 and 2012, the Company made matching contributions of $2,154 and $1,821 for the plan years ended December 31, 2013 and 2012, respectively.

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

Executive Overview

We are a leading provider of online marketing tools that are designed for small organizations, including businesses, associations and non-profits. We seek to help our customers succeed by creating and growing their customer and member relationships through our easy-to-use products combined with education, support, KnowHow® and coaching, all of which allow our customers to create and grow their customer relationships. Our tools include our email marketing, social media marketing, event marketing, local deals and survey products. In June 2012, we began offering a distribution platform for online listings following our acquisition of SinglePlatform, Corp., or SinglePlatform.

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

We have grown rapidly since launching our first on-demand product in 2000. We ended the third quarter of 2013 with approximately 585,000 unique paying customers and had revenue for the nine months ended September 30, 2013 of $210 million.

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

Recent highlights include:

•	Introduced our new contact management functionality and have been rolling out that functionality in a phased manner to all of our customers. This enhanced functionality enables small businesses to have additional views of their contacts and allows them to run targeted campaigns to specific segments of their contact list. It also allows customers to track and manage engagement over time, across all of our different campaign types and to build and store contact lists without having a contact’s email address.

•	Launched several enhancements to our mobile marketing integration tools, including mobile email list building and location-aware text check-ins, as well as Android® and iOS versions of our MyLibrary Plus application.

•	Rolled out our new in-product messaging center. We can now run targeted marketing campaigns to small businesses, based on specific demographic and behavioral characteristics. We also continue to test different pricing and packaging opportunities for our existing tools.

•	In April 2013, announced that Yelp® is part of our SinglePlatform network of publishers. Menu updates to Yelp will go live within 24 hours. In June 2013, we announced a partnership with GrubHub®, a leading online and mobile food ordering service, to become a menu provider for GrubHub’s AllMenus.com and integrate GrubHub’s online ordering platform into SinglePlatform menus.

•

Launched new programs with Staples and Microsoft. In partnership with Staples we will work to educate small businesses and non-profits across the country with free in-store marketing workshops. Jointly with Microsoft, we are launching an educational program to provide best online marketing practices seminars in Microsoft retail stores across North America. To further strengthen our partner network, we held our first ever conference for partners, OneCon, in Boston and San Francisco.

•	In April 2013, announced a share repurchase program. Under the repurchase program, we are authorized to repurchase up to $20 million of our common stock through December 31, 2013. Shares may be repurchased from time to time in the open market or privately negotiated transactions in accordance with applicable securities and stock exchange rules. Through September 30, 2013, we have repurchased 250,000 shares of common stock at an average price of $18.11 per share.

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

•	Our long term strategy is substantially dependent on our ability to continue to generate interest in our existing products and to enhance, expand and integrate our product offerings to serve the online marketing needs of small businesses, associations and non-profits. If we fail, our financial results could be adversely impacted.

•	In connection with our acquisition of SinglePlatform, we have an obligation to the former shareholders of SinglePlatform to pay additional cash consideration of up to $15.0 million, contingent on the achievement of certain revenue targets through June 2014, measured in six-month intervals. Based on our assumptions and estimates related to our revenue forecasts we do not believe we will pay this additional consideration and have recorded no liability at September 30, 2013. We will continue to assess these assumptions and estimates on a quarterly basis. Changes in the estimated liability related to updated assumptions and estimates and to the actual revenue achievement will be recognized within the consolidated statements of operations. If our assumptions and estimates change significantly or if actual revenue achievement is significantly different than our estimates, our results of operations and cash flows could be materially affected. See also Note 3, Acquisitions, of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, our operating results could be adversely impacted if we fail to successfully integrate SinglePlatform or if we fail to continue to successfully sell SinglePlatform’s product.

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

We generate a small amount of revenue from ancillary services related to our products, which primarily consist of custom services and training. For our SaveLocal product, we charge a fee based on the number of deals sold by our customers and the value of the successful deal. We do not generate significant revenue from this product.

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

Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees, the portion of customer support costs that relate to assisting trial customers and amortization of sales and marketing relating intangible assets. Advertising costs consist primarily of pay-per-click advertising with search engines, other online and offline advertising media, including television and radio advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships and event costs. Additionally, sales and marketing expenses include costs related to our efforts to retain our customers and to cross-sell and increase usage of our products. In order to continue to grow our business and brand and category awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect that on an annual basis, sales and marketing expenses will increase in absolute dollars, but decrease as a percentage of revenue as we expect to grow our revenue at a faster rate.

General and Administrative. General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology support, finance, accounting and analytics personnel, professional fees, board compensation and expenses, certain taxes and other corporate expenses. In 2013, we also recorded a loss accrual related to litigation and a loss accrual related to estimated personal property taxes. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the anticipated growth of our business and incur costs related to operating as a public company. We expect that our general and administrative expenses will increase both in absolute dollars and as a percentage of revenue in 2013 due to increased wage costs, particularly as they relate to analytics and business intelligence, increased costs associated with litigation and general increases related to the growth of our business. Over the longer term we expect our general and administrative expenses to decline as a percentage of revenue as we expect to grow our revenue at a faster rate.

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

Results of Operations

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

Revenue

	Three Months Ended September 30,
	2013	2012	Change
	(Dollars in thousands)
Revenue	$72,039	$63,846	13%

Revenue increased by $8.2 million from 2012 to 2013. The increase resulted primarily from an approximately 10% increase in the number of average monthly customers and an approximately 3% increase in average revenue per customer. The increase in average revenue per customer was primarily due to an increase in average number of products per customer and to an increase in average customer list size. We expect our average revenue per customer to increase over time.

Cost of Revenue

	Three Months Ended September 30,
	2013	2012	Change
	(Dollars in thousands)
Cost of revenue	$20,478	$18,722	9%
Percent of revenue	28%	29%

Cost of revenue increased by $1.8 million from 2012 to 2013. The increase in absolute dollars resulted primarily from increased customer support personnel costs of $700,000 to support our customer growth and increased personnel costs of $302,000 in our operations group to manage our infrastructure. Depreciation, hosting and maintenance costs increased by $340,000 as a result of scaling and adding capacity to our hosting infrastructure. Merchant card fees also increased by $202,000 due to the higher volume of billing transactions.

Research and Development

	Three Months Ended September 30,
	2013	2012	Change
	(Dollars in thousands)
Research and development	$12,133	$9,776	24%
Percent of revenue	17%	15%

Research and development expenses increased by $2.4 million from 2012 to 2013. The increase was due primarily to additional personnel-related costs as a result of our continued hiring of research and development employees and use of contractors, both to further develop and enhance our products.

Sales and Marketing

	Three Months Ended September 30,
	2013	2012	Change
	(Dollars in thousands)
Sales and marketing	$24,608	$24,881	(1)%
Percent of revenue	34%	39%

Sales and marketing expenses decreased by $273,000 from 2012 to 2013. The decrease was largely due to a decrease in personnel-related costs of $611,000, primarily due to a reduction in salary and stock-based compensation expense during the quarter and a decrease in the allocation of occupancy and general corporate expenses to sales and marketing. A significant contribution to the decrease in salary and stock-based compensation was due to the departure of an executive within the group. The decrease in the allocation of occupancy and general corporate expenses was due to a decrease in sales and marketing wages as a percentage of total wages within our company. The decrease was partially offset by increased advertising and promotional expenditures of $399,000 resulting from a change in the mix and timing of advertising campaigns including our investment in a television campaign.

General and Administrative

	Three Months Ended September 30,
	2013	2012	Change
	(Dollars in thousands)
General and administrative	$9,136	$7,956	15%
Percent of revenue	13%	12%

General and administrative expenses increased by $1.2 million from 2012 to 2013. Personnel-related costs increased by $1.1 million largely as a result of increasing the number of general and administrative employees to support our overall growth, including an increase in the number of employees focused on analytics and business intelligence. The company also recorded an expense of $483,000 in the three months ended September 30, 2013 related to estimated property taxes. The increase was partially offset by a decrease in professional service fees of $336,000.

Acquisition Costs and Other Related Charges

	Three Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Acquisition costs and other related charges	$—	$(6,020)

Acquisition costs and other related charges consisted primarily of an adjustment to decrease the fair value of the SinglePlatform contingent consideration liability by $6.1 million in the third quarter of 2012 due to the remeasurement of the fair value of our contingent consideration liability. The decrease in the estimated liability resulted from reductions to the SinglePlatform revenue forecast scenarios as a result of SinglePlatform’s actual operating results and productivity of its sales organization. This adjustment was partially offset by transaction costs during the three months ended September 30, 2012 related to our acquisition of SinglePlatform that we completed in June 2012.

Interest Income and Other Income (Expense), Net

	Three Months Ended September 30,
	2013	2012	Change
	(Dollars in thousands)
Interest income and other income (expense), net	$133	$68	96%

Interest income and other income (expense), net increased by $65,000 from 2012 to 2013 due primarily to an increase in foreign currency translation gains of $100,000 partially offset by a decrease in interest income as a result of lower investment balances in 2013 as compared to 2012.

Income Taxes

	Three Months Ended September 30,
	2013	2012
	(dollars in thousands)
Income tax (expense) benefit	$(2,215)	$(1,978)
Percent of income before income taxes	38%	23%

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions. For the three months ended September 30, 2012, our effective tax rate varied from the statutory tax rate primarily due to the change in fair value of contingent consideration, which was treated as a discrete item, and state research and development credits, both of which reduced our tax expense, partially offset by the book expense related to incentive stock options, which is non-deductible for tax purposes.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

Revenue

	Nine Months Ended September 30,
	2013	2012	Change
	(Dollars in thousands)
Revenue	$210,452	$185,856	13%

Revenue increased by $24.6 million from 2012 to 2013. The increase resulted primarily from an approximately 9% increase in the number of average monthly customers and an approximately 4% increase in average revenue per customer. The increase in average revenue per customer was primarily due to an increase in the average number of products per customer and to an increase in average customer list size.

Cost of Revenue

	Nine Months Ended September 30,
	2013	2012	Change
	(Dollars in thousands)
Cost of revenue	$60,964	$54,755	11%
Percent of revenue	29%	29%

Cost of revenue increased by $6.2 million from 2012 to 2013. The increase resulted primarily from increased customer support personnel costs of $2.5 million to support our customer growth and increased personnel costs of $1.0 million in our operations group to manage our infrastructure. Depreciation, hosting and maintenance costs increased by $1.5 million as a result of scaling and adding capacity to our hosting infrastructure. Merchant card fees also increased by $637,000 due to the higher volume of billing transactions.

Research and Development

	Nine Months Ended September 30,
	2013	2012	Change
	(Dollars in thousands)
Research and development	$34,400	$29,051	18%
Percent of revenue	16%	16%

Research and development expenses increased by $5.3 million from 2012 to 2013. The increase was due primarily to additional personnel-related costs as a result of our continued hiring of research and development employees and use of contractors, both to further develop and enhance our products.

Sales and Marketing

	Nine Months Ended September 30,
	2013	2012	Change
	(Dollars in thousands)
Sales and marketing	$83,214	$76,435	9%
Percent of revenue	40%	41%

Sales and marketing expenses increased by $6.8 million from 2012 to 2013. The increase in absolute dollars was largely due to increased advertising and promotional expenditures of $4.0 million resulting from a change in the mix and timing of advertising campaigns including our investment in a television campaign. Personnel-related costs increased by $2.1 million, primarily from the increase in SinglePlatform sales personnel. Partner referral fees increased by $727,000 due to the increase in the number of new customers generated from our partners.

General and Administrative

	Nine Months Ended September 30,
	2013	2012	Change
	(Dollars in thousands)
General and administrative	$29,078	$23,201	25%
Percent of revenue	14%	12%

General and administrative expenses increased by $5.9 million from 2012 to 2013. Increased personnel-related costs of $3.8 million were largely due to an increase in the number of general and administrative employees to support our overall growth, including an increase in the number of employees focused on analytics and business intelligence and those relating to SinglePlatform. Additionally, we recorded an accrual related to a litigation matter of $820,000 in the first quarter of 2013 and an accrual related to an estimate of assessed property taxes of $664,000 in the second and third quarters of 2013. Our professional service fees increased by $250,000 primarily due to increased costs associated with our defense of certain legal matters partially offset by a decrease in consulting fees relating to general corporate purposes.

Acquisition Costs and Other Related Charges

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Acquisition costs and other related charges	$—	$(5,297)

Acquisition costs and other related charges consisted primarily of an adjustment to decrease the fair value of the SinglePlatform contingent consideration liability by $6.1 million in the third quarter of 2012 due to the remeasurement of the fair value of our contingent consideration liability. The decrease in the estimated liability resulted from reductions to the SinglePlatform revenue forecast scenarios as a result of SinglePlatform’s actual operating results and productivity of its sales organization. This adjustment was partially offset by transaction costs during the nine months ended September 30, 2012 related to our acquisitions of CardStar, Inc., or CardStar, and SinglePlatform, which we completed in January 2012 and June 2012, respectively

Interest Income and Other Income (Expense), Net

	Nine Months Ended September 30,
	2013	2012	Change
	(Dollars in thousands)
Interest income and other income (expense), net	$116	$201	(42)%

Interest income and other income (expense), net decreased by $85,000 from 2012 to 2013 due to a decrease in interest earned on our investment portfolio primarily as a result of lower balances of $126,000, partially offset by an increase in foreign currency translation gains.

Income Taxes

	Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
Income tax (expense) benefit	$266	$(1,535)
Percent of income before income taxes	(9)%	19%

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions. Our effective tax rate for the nine months ended September 30, 2013 differed from the statutory rate primarily due to the 2012 federal research and development credit, which we treated as a discrete item in the first quarter of 2013. The American Taxpayer Relief Act of 2012, or the Act, was enacted on January 2, 2013. The Act retroactively reinstated the federal research and development credit from January 1, 2012. The effect of the change in the tax law related to 2012 was $1.3 million, which was recognized as a benefit to income tax expense in the first quarter of 2013, the quarter in which the law was enacted.

For the nine months ended September 30, 2012, our effective tax rate varied from the statutory tax rate primarily due to the change in fair value of contingent consideration, which was treated as a discrete item, and state research and development credits, both of which reduced our tax expense, partially offset by the book expense related to incentive stock options, which is non-deductible for tax purposes.

Liquidity and Capital Resources

During the nine months ended September 30, 2013 and 2012, we funded our operations with cash flows generated from operations. At September 30, 2013, our principal sources of liquidity were cash and cash equivalents and marketable securities of $107 million.

Net cash provided by operating activities was $30.1 million and $27.0 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of $3.1 million. Net income decreased by $3.2 million in 2013 as compared to 2012. However, the non-cash adjustments to net income resulted in a smaller add-back in 2012 as compared to 2013. There were non-cash add-backs to net income of $20.5 million in 2012. This consisted primarily of depreciation and amortization expense of $14.0 million, stock-based compensation expense of $10.8 million and the change in deferred taxes of $1.3 million, partially offset by the non-cash benefit of $6.1 million related to the adjustment to the contingent consideration liability in 2012. Non-cash add-backs to net income in 2013 were $27.4 million, consisting of depreciation and amortization expense of $16.4 million and stock-based compensation expense of $11.1 million. Cash provided by operating activities has historically been affected by the amount of income before income taxes as we have historically not been a significant taxpayer, growth in prepaid subscriptions, changes in working capital accounts and the timing of rent payment and add-backs of non-cash expense items such as depreciation and amortization, contingent consideration adjustment and the expense associated with stock-based awards.

Net cash used in investing activities was $15.0 million in the nine months ended September 30, 2013 as compared to $39.0 million in the nine months ended September 30, 2012. Net cash used in investing activities in the first nine months of 2013 consisted primarily of the cash paid to acquire property and equipment as well as an increase in restricted cash related to a lease amendment for our corporate headquarters. Net cash used in investing activities in the first nine months of 2012 consisted primarily of cash paid to purchase CardStar and SinglePlatform and to acquire property and equipment partially offset by the net cash provided by marketable securities transactions. In January 2012, we completed the acquisition of CardStar, for a cash payment of $5.8 million and, in June 2012, we completed the acquisition of SinglePlatform for a cash payment of $62.7 million. Acquisition of property and equipment of $14.1 million and $15.1 million in the nine month periods ended September 30, 2013 and 2012, respectively, consisted of the purchase of computer equipment for our operations and employees, furniture and leasehold improvements and the capitalization of certain software development costs. We have made capital expenditures to increase capacity of our hosting equipment and to accommodate growth in our business. During the nine month periods ended September 30, 2013 and 2012, we capitalized $5.3 million and $4.9 million, respectively, of costs associated with the development of internal use software.

Net cash used in financing activities was $1.6 million for the nine months ended September 30, 2013 as compared to cash provided by financing activities of $4.8 million for the nine months ended September 30, 2012. Net cash provided by proceeds from stock issued pursuant to the exercise of stock options and to the employee stock purchase plan as well as the income tax benefit from the exercise of stock options in the first nine months of 2013 was completely offset by $4.5 million of cash used to repurchase our common stock on the open market. In the second quarter of 2013, we initiated a repurchase program of up to $20 million of our common stock through December 31, 2013. Net cash provided by financing activities in the first nine months of 2012 consisted of proceeds from stock issued pursuant to the exercise of stock options and to the employee stock purchase plan, as well as the income tax benefit from the exercise of stock options.

As of December 31, 2012, we had federal and state net operating loss carry-forwards of $42.9 million and $1.1 million, respectively, which we intend to use to the extent available to offset payments of future federal and state income tax liabilities. If unused, our net operating loss carry-forwards expire at various dates through 2032 for federal and 2017 for state income tax purposes.

On April 25, 2013, we announced that our Board of Directors authorized the repurchase of up to $20 million of our common stock through December 31, 2013. Under the authorization, we can repurchase shares in the open market, which may include the use of 10b5-1 trading plans, or through privately negotiated transactions. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions. Share repurchases may be suspended or discontinued at any time. We expect to fund the share repurchases from our cash and cash equivalents. As of September 30, 2013, we have repurchased $4.5 million of our common stock.

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

As of September 30, 2013, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $22.9 million. This amount relates primarily to marketing programs and other non-marketing related goods and services to be delivered over the next twelve months.

The following table summarizes our contractual obligations at September 30, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Office lease obligations	$79,908	$7,728	$18,779	$20,100	$33,301
Third-party hosting agreements	13,578	3,854	7,931	1,793	—
Vendor commitments	22,874	22,874	—	—	—

Total(1)	$116,360	$34,456	$26,710	$21,893	$33,301

(1)	As of September 30, 2013, we had an obligation to the former shareholders of SinglePlatform under which we are obligated to pay cash consideration of up to $15.0 million, which is contingent on the achievement by SinglePlatform of certain revenue targets through June 30, 2014, measured in six-month intervals. Based on our current revenue forecasts, we do not expect to pay any of the consideration. We will continue to assess our forecasts and assumptions on a quarterly basis as additional data impacting the assumptions is obtained.

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

Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $107 million at September 30, 2013, which consisted of cash, government securities, corporate and agency bonds, commercial paper and money market instruments. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 7, 2012, two former employees, on behalf of themselves and all other similarly situated individuals, or collectively, the FLSA Plaintiffs, filed a complaint in the U.S. District Court for the District of Massachusetts that named us as a defendant in a lawsuit. The complaint, which was served on us on August 9, 2012, alleges that we violated the Fair Labor Standards Act and the Massachusetts overtime law with respect to certain of our current and former sales employees. The FLSA Plaintiffs’ complaint seeks an award for damages in an unspecified amount. We participated in a court-sanctioned mediation session with an independent mediator in March 2013 and, during the three months ended March 31, 2013, we recorded an accrual of $820,000. In July 2013, we executed a settlement agreement with the FLSA Plaintiffs that will terminate the litigation and settle all pending claims against us in exchange for an aggregate payment of $800,000. The U.S. District Court has approved the settlement on a preliminary basis. Final approval is expected in the fourth quarter of 2013. Following final court approval, we will pay the settlement amount. As of September 30, 2013, we had an accrual of $820,000 related to this matter. See also Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

On September 24, 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the U.S. District Court for the Eastern District of Texas that named us as a defendant in a lawsuit. The complaint, which was served on us on December 26, 2012, alleges that certain elements of our email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. On February 11, 2013, RPost amended its complaint to name five of our partners as defendants. Under our contractual agreements with these partners, we are obligated to indemnify them for claims related to patent infringement. We have filed a motion to sever and stay the claims against our partners and multiple motions to dismiss the claims against us. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, we believe we have meritorious defenses to any claim of infringement and intend to defend the lawsuit vigorously.

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

The federal government and many states, including Massachusetts, have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers and fail to acquire new customers. In addition, failure to maintain compliance with the data protection policy standards adopted by the major credit card issuers may limit our ability to offer our customers a credit card payment option. Any loss of our ability to offer our customers a credit card payment option would harm our reputation and make our products less attractive to many small organizations by negatively impacting our customer experience and significantly increasing our administrative costs related to customer payment processing.

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

Current economic conditions or uncertainty regarding funding of U.S. government operations may further negatively affect the small business sector, which may cause our customers to terminate existing accounts with us or cause potential customers to fail to purchase our products, resulting in a decrease in our revenue and impairing our ability to operate profitably.

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

In addition, despite the recent agreement between administration officials and congressional leaders to fund the U.S. government through January 15, 2014 and raise the federal debt ceiling to permit the U.S. government to borrow funds through February 7, 2014, there continues to be significant uncertainty regarding the overall funding of U.S. government operations. This uncertainty may negatively impact small organizations, which, in turn, could adversely affect our results of operations.

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

We have incurred net losses in the past and expect to incur net losses on a quarterly basis in the future. We reported net income for the second and third quarters of 2013 and for 2012, 2011 and 2010; however, we experienced net losses in prior years and a net loss for the first quarter of 2013. While we expect to generate future profitability, we may experience net losses in future periods, particularly quarterly periods. In addition, we expect our operating expenses to increase as we continue to expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our repurchases of our common stock during the three month period ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31, 2013	61,423	$17.43	61,423	$17,311,352
August 1 to August 31, 2013	13,577	18.55	13,577	17,059,437
September 1 to September 30, 2013	75,000	21.17	75,000	15,471,395

Total	150,000	$19.40	150,000	$15,471,395

(1)	Includes commissions, markups and expenses.
(2)	In April 2013, our board of directors approved the repurchase of up to $20 million of our common stock through December 31, 2013. Repurchased shares are retired and resume the status of authorized but unissued shares of common stock.

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

CONSTANT CONTACT, INC.

Date: October 30, 2013	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2013	By:	/s/ Harpreet S. Grewal
Harpreet S. Grewal
Executive Vice President and Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1(1)	Restated Certificate of Incorporation of Constant Contact, Inc.

3.2(2)	Second Amended and Restated Bylaws of Constant Contact, Inc.

4.1(3)	Specimen Common Stock Certificate (Constant Contact, Inc.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.2 to Constant Contact, Inc.’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the Securities and Exchange Commission on September 4, 2007.
(2)	Incorporated by reference to Exhibit 3.4 to Constant Contact, Inc.’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the Securities and Exchange Commission on September 4, 2007.
(3)	Incorporated by reference to Exhibit 4.1 to Constant Contact, Inc.’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the Securities and Exchange Commission on September 4, 2007.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.