Form 10-K
period 2013-12-31
Constant Contact, Inc.
filed 2014-03-05
CIK 1405277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $481,095,143 based upon the closing price reported for such date on the NASDAQ Global Select Market (assuming, for this purpose, that only the registrant’s directors and executive officers are deemed affiliates).

As of February 28, 2014, the registrant had 31,291,381 shares of Common Stock, $0.01 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for the registrant’s 2014 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

CONSTANT CONTACT, INC.

Forward-Looking Statements

Matters discussed in this Annual Report on Form 10-K relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, liabilities and obligations, litigation, future earnings per share, product plans, market opportunity, and other plans and objectives, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often, but not always, identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, “objectives”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future events or future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A — “Risk Factors” and those included elsewhere in this Annual Report on Form 10-K and in our other public filings with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections, judgments and beliefs upon which we base our expectations included in this Annual Report on Form 10-K, other periodic reports or otherwise are made only as of the date made and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

References in this Annual Report on Form 10-K to “Constant Contact”, the “Company”, “we” or “us” mean Constant Contact, Inc. and our wholly-owned subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

Constant Contact is a leading provider of online marketing tools that are designed for small organizations, including small businesses, associations and non-profits. We seek to help our customers succeed by creating and growing their customer and member relationships through our easy-to-use products combined with education, support, KnowHow® and coaching. By enabling sharing, endorsement and engagement across all channels, we believe small organizations will generate new and repeat business. Our suite of online marketing tools, which include Email Marketing, EventSpot®, Social Campaigns™, SaveLocal™, SinglePlatform and Survey, enable our customers to launch and monitor marketing campaigns across multiple channels, including email, social media, events, local deals, online listings and surveys.

We believe our primary growth levers include (i) acquiring new customers, (ii) increasing our revenue per customer and (iii) improving our customer retention rates. We market our products and acquire customers through a variety of sources including online advertising, partner relationships, television and radio advertising, regional (i.e., local) initiatives, referrals and brand awareness. Our online advertising includes search engine marketing and advertising on online networks and other websites, including banner advertising. We have partner relationships with over 10,000 local and national small business service providers. These partners refer customers to us through links on their websites and outbound promotions to their customers or allow us to market to their customers directly. Our television and radio advertising is designed to educate potential customers about our marketing solutions and raise awareness of our brand. Our regional initiatives include local seminars and local online advertising. We employ 22 regional development directors across the U.S. and Canada and we have a marketing office in the United Kingdom. Additionally, we enhance our local reach through approximately 275 specially trained independent local experts that collaborate with our regional development directors and who are trained in both online marketing best practices and our products. Together, our regional development directors and local experts presented to over 180,000 small businesses and organizations in 2013. A significant number of our new customers come to us from word-of-mouth referrals from our existing customers and from the inclusion of a link to our website in the footer of substantially all of the emails sent by our customers. In 2013, our customers sent over 60 billion emails.

We sell our products through subscription arrangements priced and sold as separate products. Many of our customers purchase multiple products from us and our average monthly revenue for 2013 was $41.36 per customer. We continue to test pricing and product bundling. Bundled product offerings provide access to multiple products for one set monthly fee. We expect to offer a variety of packages that will contain different product combinations and pricing tiers. We believe, when used in combination, our integrated products provide customers with a unified online marketing platform and that by offering bundles, we will be able to drive increased product usage, increased revenue per customer and higher retention rates.

As of December 31, 2013, we had approximately 595,000 unique paying customers. Our customers include various types of small organizations including retailers, restaurants, law and accounting firms, consultants, non-profits, religious organizations and alumni associations.

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

Market Opportunity

We believe our integrated suite of online marketing tools, including email marketing, social media marketing, event marketing, local deals, online listings and online survey products, provide significant benefits for small organizations. We believe online marketing is an effective way for smaller organizations to create new relationships and maintain and grow existing relationships.

Small organizations represent a large market opportunity both in the U.S and abroad. According to the most recently available estimates from the Small Business Administration and the National Center for Charitable Statistics, there are over 29 million registered small businesses and non-profits in the United States. We believe our products address the needs of many of these small organizations. We also believe opportunities exist to more aggressively market our products outside the U.S. Finally, small organizations face unique challenges when adopting online marketing, including unfamiliarity with online marketing tools, uncertainty with respect to the benefits of online marketing, lack of technical and marketing expertise, limited budgets and time constraints. These constraints are highlighted during times of economic uncertainty. We have designed our online marketing platform and our approach to education, support and coaching to address these challenges.

Competitive Advantage

We believe that the following business strengths differentiate us from our competitors and contribute to our success:

•

Brand Recognition and Reach.    We believe the Constant Contact brand is widely recognized in the small business community. A 2013 survey by The Business Journals of small to medium-sized businesses ranked our brand within the top five of business service brands. We have approximately 595,000 customers in more than 180 countries and territories.

•

Integrated Product Offerings.    Since launching our email marketing product in 2000, we have continued to expand our product offerings. We now offer social media marketing, event marketing, local deals, online listings and online survey products as well as CardStar®, a free mobile phone application that allows consumers to easily manage loyalty, rewards and membership cards on a mobile phone and NutshellMail™, a free social media monitoring tool. When used in combination, we believe our integrated products provide customers with a unified online marketing platform that enhances their ability to create, build and strengthen customer relationships. We continue to test new bundled product offerings that will allow our customers to have access to multiple products for one monthly fee.

•

Significant Base of Recurring Revenue.    We benefit from a high level of customer loyalty. Our monthly retention rate of unique paying customers remains in our historical range of 97.8%, plus or minus 0.5%. On average, our customers stay with us and generate revenue for approximately 50 months. We believe this represents a strong level of engagement and provides us with a significant base of recurring revenue and visibility into future performance.

•

Attractive Customer Life-Time Value Model.    We currently estimate a customer lifetime-value of approximately $950 per unique customer. We calculate customer lifetime-value by subtracting cost of goods sold and sales and marketing expense on a per-unit basis from estimated customer lifetime revenue (calculated by applying our historical retention rate to revenue per unique customer).

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

•

Software-as-a-Service (SaaS).    We provide our products on an on-demand basis, meaning that our customers can access and use our products through a standard web and mobile browser. This enables our customers to quickly begin using our products with minimal up-front costs and limited technical expertise. It also allows us to deploy new applications and upgrades quickly and efficiently to our entire customer base.

Our Strategy

Our strategy is driven by the following:

•	Acquire New Customers. We seek to continue to attract new customers by promoting the Constant Contact brand and educating prospects on the benefits of our suite of integrated online marketing tools.

•

Increase Revenue per Customer.    We believe our large and growing paying customer base provides significant increased revenue opportunities. By providing tools, best practices, education, KnowHow, coaching and support, we help our customers increase the size of their contact list, expand their following on social networks, get discovered through web and mobile searches and increase the number and frequency of times they hold events, survey their customers and conduct online deals, which also increases our revenue from them. We also seek to increase total revenue from each customer by, among other things, cross-selling our products and making it easier to use multiple products through bundled product offerings.

•

Retain our Customers.    We continuously seek to improve customer retention rates. We study the attributes of customers we have retained and use predictive analytics to understand why customers leave us. We use this information to improve our retention rates.

•

Multi-Product Offering.    We believe there is significant opportunity in bundling and packaging our products on a common platform and we continue to test this aggressively. We seek to enhance our existing products and launch new products.

•

Expand our Partner Distribution Channel.    We currently have partner relationships with over 10,000 local and national small business service providers. We believe that opportunities exist to expand the number of partners and increase the effectiveness of our partners.

•

Pursue Complementary Acquisitions.    We have made complementary acquisitions in the past and we intend to continue to evaluate potential acquisitions of additional technologies or businesses to enhance our technology and our product offerings and to access new customers and markets.

•

Expand Internationally.    We currently sell our products to customers in over 180 countries and territories, despite limited marketing efforts outside of the U.S. We have two regional development directors in Canada and a marketing office in the United Kingdom. We also offer certain customer support services in Spanish, including email marketing templates and webinars. We believe that opportunities exist to further expand our presence outside the U.S.

Our Products and Services

Email Marketing

Our email marketing product allows customers to easily create, send and track professional-looking email campaigns. The product includes a campaign creation wizard that makes it easy to create and edit email campaigns with access to over 300 pre-designed email campaign templates that reflect a wide variety of themes and styles and over 15 million images through our relationship with Bigstock®, a subsidiary of Shutterstock, Inc. Our contact list growth and management tools include file and spreadsheet import functionality as well as software plug-ins to import contact lists from other applications. We also offer market leading free tools and applications that allow customers to add and update contacts, including adding contacts directly from a computer or point of sale device, an iPhone® application with list building features, a “Join My Mailing List” application for a customer’s website, blog and Facebook® page, and “text to join” and “scan to join” offerings for mobile devices. Delivery management tools are incorporated throughout our product and are designed to maintain our high deliverability rates. To improve the percentage of emails delivered, we work closely with Internet service providers, or ISPs, on spam prevention issues, which increases the likelihood that our customers’ emails will reach the inbox. Email tracking and reporting mechanisms enable our customers to review and analyze the overall effectiveness of a campaign by tracking and reporting aggregate and individual information about delivery, open rates and click-rates on links within a communication. Email campaigns can be easily shared across multiple social media networks using Simple Share™. In addition, our customers may add social media links, such as links to Facebook pages and Twitter® feeds, as well as “Share” and “Like” buttons, to their emails to encourage recipients to share and connect on social networks. With MyLibrary Plus, we enable customers to store and edit images, download stock images and create a hosted version of current and past email campaigns on our system and make them readily available to their constituents via a link on a customer’s website or on Facebook or Twitter.

For the year ended December 31, 2013, revenue from our email marketing product alone was approximately 84% of our total revenue.

EventSpot

Our event marketing product allows our customers to promote and manage events, communicate with invitees and registrants, capture and track registrations and collect online payments. We make online registration quick and easy by offering convenient, customizable forms to capture names and email addresses and other company or personal information. Our product includes an event creation wizard, over 150 preformatted and customizable event templates and list management capabilities as well as a hosted event homepage that includes event details, special guests and integrated online maps. Links on the homepage bring visitors to the registration page. The homepage can also be used to share post-event photos, materials and presentations. Social media capabilities allow our customers to promote their event on any website, blog or social media network. When setting up an event, customers can select the preferred currency for the event, create promotional codes for discounted pricing and collect payment or make the event free. Event Check-in, available for iPhone and Android® mobile devices, allows event sponsors to access registrant information, identify participants as checked-in and email registrants by tapping an address on their smartphones. Event tickets are now available on Apple® Passbook®.

Social Campaigns and Social Media

Our social media products include Social Campaigns™, which empowers customers to reach and engage users on Facebook to grow their fans and create social word-of-mouth through easy-to-create offers and promotions. For customers looking for more assistance, our SocialConcierge “Do-It-For-Me” offering assists customers in a range of services including setting up social media profiles, publishing posts and responding to comments and managing Social Campaigns and Facebook ads. To enable customers to monitor and manage their social media accounts and relationships, we offer NutshellMail, a free monitoring tool that aggregates social media activity and updates into an easy-to-read email digest that is delivered directly to a customer’s inbox at specified intervals.

We have incorporated social media features into our products. Our Simple Share feature makes it easy for customers to promote their campaigns across major social networks, including Facebook, Twitter and LinkedIn®. Social analytics enable customers to track shares of their campaigns and to identify which social channels are most effective.

We also offer a variety of social media guides, webinars, seminars and bootcamps to educate our customers on how to build and engage a responsive social media audience. Our SocialQuickstarter website offers a self-guided curriculum on social media theory, overviews of social networking platforms such as Facebook, Twitter, LinkedIn and YouTube®, and covers other topics such as ratings and reviews, location-based services, QR codes and best practices on how to implement email and social media into an integrated multi-channel marketing strategy.

SaveLocal

SaveLocal makes it quick and easy for our customers to retain existing customers and attract new customers by creating, running and managing local deals, and provides them with end-to-end control over their deals at an affordable price. We also offer Digital Coupons, trackable and customizable digital coupons that when coupled with deals from SaveLocal give small businesses the ability to offer discount types mapped to their particular goals and objectives from one integrated resource.

Survey

Our online survey product enables our customers to survey their customers or members and analyze responses. By selecting one of our customizable templates and editing our template questions or entering their own questions, our customers can easily create a professionally formatted survey. Our survey product includes a survey creation wizard, over 90 different preformatted and customizable survey templates and list management capabilities. Our Social Share feature makes it easy for our customers to post surveys to Facebook, Twitter, LinkedIn and other social networking sites. Real-time reporting enables customers to analyze overall survey results and specific answers submitted by individual respondents and analytic features enable our customers to segment results based on survey responses, easily edit filters for “slice and dice” analysis and view the results in intuitive, easy-to-understand graphical and data formats.

SinglePlatform

SinglePlatform provides our customers the power to manage all of their key online listings from one place by helping them to create a content rich digital storefront, which can include menus, photos, services, offers and featured products. Content is distributed across sites and mobile apps such as Yelp®, Urbanspoon®, Foursquare®, YellowPages®, WhitePages®, TripAdvisor® and NYTimes®, as well as over 100 additional publishers. SinglePlatform increases a merchant’s reach and helps small businesses get found online and via mobile sites.

CardStar

CardStar consolidates loyalty, rewards and membership cards on smartphones, letting consumers use a single application rather than a series of physical cards. New features include location-based services, better management of loyalty cards, shopping lists and local offers. CardStar’s free mobile loyalty application currently has over four million registered users and is available on major mobile platforms, including iPhone, Android, and Blackberry®.

Customer Support

We provide free customer support to all customers and trialers of our products via phone, chat, email and social media. In 2013, our customer support employees engaged with our customers and trialers through over 1.5 million interactions. Our support teams are located at our headquarters in Waltham, Massachusetts and at our sales and support call center in Loveland, Colorado. We complement our customer support with free daily product tours offered via our website, a knowledge base of frequently asked questions and webinars that explain the benefits of online marketing.

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

As of December 31, 2013, we had 424 employees working in our customer support organization. Our customer support organization includes customer support, customer operations, training and compliance.

Other Services

We also offer our customers the following services:

Custom Services.    Although the majority of our customers select the “do-it-yourself” approach, we also offer custom services to customers who would like their email campaigns, event promotions or surveys prepared for them. Our custom service offerings range from a basic getting started service to custom campaign creation.

Training Programs.    Our regional development directors and authorized local experts deliver free marketing best practices seminars with the goal of providing small organizations the confidence they need to use our products. We also offer workshops and webinars that provide attendees with comprehensive product training.

Customers

We have maintained a consistent focus on small organizations. As of December 31, 2013, we served a large and diverse group of approximately 595,000 unique paying customers. This customer base is comprised of business-to-business users, business-to-consumer users and non-profits and associations. We serve a wide range of business-to-business customers, including law firms, accountants, marketing and public relations firms, recruiters, industrial products suppliers and independent consultants. They typically use our products to showcase their subject matter knowledge and educate their audiences by sending informational newsletters and announcements about their company or industry. We also serve a diverse base of business-to-consumer customers, including on-and off-line retailers, restaurants, realtors, travel and tourism businesses, yoga studios and day spas. These customers typically use our products to find new customers and promote their offerings with the intent of generating regular, repeat business from their customers and prospects. Finally, we serve a variety of non-profits and associations, including religious organizations, charities, trade associations, alumni associations and other non-profits. They typically use our products to maintain regular communications with their members and inform them about news and events pertaining to their groups, as well as to drive event attendance, volunteer participation and fundraising efforts. We serve a wide spectrum of small organizations and estimate that approximately eighty percent of our customers employ 25 or fewer employees. For the year ended December 31, 2013, our average monthly revenue per customer was $41.36. We have low customer concentration as our top 100 customers in 2013 accounted for less than 1% of our total revenue. Customers in more than 180 countries and territories currently use our products. During 2013, we generated approximately 10% of our revenue from countries outside of the U.S.; however significantly all of our long-lived assets were held in the U.S.

We measure customer satisfaction on a monthly basis by surveying our customers. Based on these surveys and our low customer attrition rate, we believe that our overall customer satisfaction remains strong.

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

Partners.    We have relationships with over 10,000 active partners who refer customers to us through links on their websites and outbound promotions to their customers. Our partners include solution providers, franchisors and other distribution partners, AppConnect® partners, strategic partners and affiliate partners. Solution providers, which include web developers, small business consultants, marketing consultants and social media consultants, are typically small business influencers who sell our products, provide implementation services and refer us to their customers. Franchisors and other distribution partners are typically larger organizations that want their affiliates (franchisees in the case of franchises) to use our products. AppConnect partners, which include companies offering software applications, point of sale solutions, web applications and small business accounting solutions, have software or technical solutions that are integrated with our products. We typically market our products to their base of customers. Strategic partners are major companies with a focus on smaller businesses and non-profits who want to provide their customers with access to our products. Affiliate partners provide links to our website from their website. Most of our partners either share a percentage of the revenue, receive a discount on their customer accounts or receive a one-time referral fee. We promote many of our solution providers and AppConnect partners in our Constant Contact MarketPlace.

Word-of-Mouth Referrals.    New customers frequently indicate that they learn about us from a current customer. We also offer our paying customers a referral incentive consisting of a $30 credit for them and for any customer they refer.

Footer Click-Throughs.    New customers also come to us by clicking on the Constant Contact link included in the footer of substantially all of the emails sent by our customers. In 2013, our customers sent over 60 billion emails.

Sales Efforts

Customer Marketing Coaches.    As of December 31, 2013, we employed a team of 159 phone-based sales professionals who call the U.S., Canada- and the United Kingdom. They look to assist trialers in their initial use of our products and encourage conversion to a paid subscription or, in some cases, educate potential customers about our products. Our specialists have a deep understanding of marketing goals, best practices and types of online marketing campaigns and offers that generate the best results for our customers. In addition to product knowledge, we offer our customers specialized advice to help make their campaigns successful.

Local Initiatives.    As of December 31, 2013, we employed a team of 22 regional development directors who focus on educating small organizations on the benefits of our products in their local markets. These employees are located across the United States and in Canada and typically provide free local seminars to chambers of commerce and other small business groups about online marketing. We enhance our local reach through approximately 275 authorized local experts that deliver seminars on our behalf.

Distance Learning.    We offer free online webinars to prospects and customers on a wide variety of topics designed to educate them about the benefits of online marketing and guide them in the use of our products.

Other Initiatives

Press Relations and Thought Leadership.    We conduct a variety of public relations and thought leadership campaigns throughout the year. We seek to secure press coverage of company news and events, including product updates, new partnerships, and other corporate initiatives via press releases or media pitching on a regular basis. We also survey our customer base on a periodic basis to assess small business expectations, attitudes and challenges, and publish those results in an effort to secure media coverage. We publish online marketing best practices and advice through our Hints & Tips newsletters, on our blog and via our social media channels.

Customer Cross-Sell.    We work to understand the best time and methods to introduce our multiple products to our customers. These methods include in-product promotions, website promotions, email promotions, personal coaching and other methods. We target these cross promotions based upon trends, product usage patterns, industry and other factors.

Customer Retention.    We analyze the reasons why customers leave us and try to use that information to make changes to improve our retention rates. We coach our customers on the effective use of our products. In addition, our research has shown that customers who use more than one of our products have higher retention rates; therefore, we encourage our customers to consider additional products and add-ons.

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

Small Business Organization Initiatives.    We partner with chambers of commerce, small business development centers and SCORE chapters to offer our products, educational resources and knowledge base to their members. SCORE provides free expert business counseling services to small businesses. We typically offer the chamber, center or chapter a free account and discounts to their members.

Small Business Innovation Loft.    In 2014, we announced the launch of the Small Business Innovation Loft, the home to a new small business innovation program designed to support entrepreneurs as they solve problems for small businesses through the development of new products, features, and services. Startups selected for the program will reside at a new SMB InnoLoft space at our headquarters in Waltham, Massachusetts and receive resources and mentorship to build their early-stage startups.

In the years ended December 31, 2013, 2012 and 2011, we spent approximately $111.4 million, $104.5 million and $89.2 million, respectively, on sales and marketing. Our sales and marketing expense as a percentage of revenue for the years ended December 31, 2013, 2012 and 2011 was 39%, 42% and 42%, respectively. As of December 31, 2013, we had 352 employees working in our sales and marketing organization.

Technology and Operations

Our on-demand products use a central application and a single software code base (except for SinglePlatform which operates on a separate code base) with unique accounts for each customer. As a result, we are able to spread the cost of providing our products across our entire customer base. In addition, because we have one central application, we believe we are able to scale our business to meet increases in demand for our products. Scalability is achieved through advanced use of application partitioning to allow for horizontal scaling across multiple sets of applications. This structure enables individual application subsystems to scale independently as required by volume and usage.

Our production system hardware and the disaster recovery hardware for our production system, with the exception of SinglePlatform, are each co-located in third-party hosting facilities. One facility is located in Bedford, Massachusetts, owned and operated by Digital 55 Middlesex, LLC, an affiliate of Digital Realty Trust, Inc., or DRT, and it provides services to us under an agreement that will expire in December 2016 with two five-year extension options. The second facility is located in Santa Clara, California and is owned and operated by Digital Alfred, LLC, also an affiliate of DRT. The agreement will expire in May 2017 with two four-year extension options. Both hosting facilities provide around-the-clock security personnel, video surveillance and access controls, and are serviced by onsite electrical generators and fire detection and suppression systems. Both facilities also have multiple Tier 1 interconnects to the Internet.

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

We protect our customers’ data using security practices and technology solutions that are often unavailable to small organizations. We do not sell or rent customers’ data.

Changes to our production environment are tracked and managed through a formal maintenance request process. Production hardware changes are handled in the same manner as software product releases and are first tested on a quality system, then verified in a staging environment, and finally deployed to the production system, which we generally seek to accomplish without system downtime. As of December 31, 2013, we had 53 employees working in our operations organization.

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

Our research and development expense totaled approximately $45.6 million for 2013, $38.8 million for 2012 and $29.5 million for 2011. Our research and development expense as a percentage of revenue for each of the years ended December 31, 2013, 2012 and 2011 was 16%, 15% and 14%, respectively. As of December 31, 2013, we had 274 employees working in our engineering and product strategy organizations.

Competition

The market for vendors offering online marketing tools is fragmented, competitive and evolving. Few competitors offer multiple products and none offer our complete suite of online marketing tools for small organizations. We believe the following are the principal competitive factors in this market:

•	brand;

•	ease of use and effectiveness;

•	integrated solutions;

•	product functionality, performance and reliability;

•	customer support, coaching and education;

•	affordability; and

•	product scalability.

Each of our individual products faces competition from multiple competitors. Our email marketing product primarily competes with vendors focused on the small and medium-size business market, or SMB market. Some of the vendors who are focused on the SMB market include: AWeber Systems, Inc., iContact Corporation, a subsidiary of Vocus, Inc., Protus, a subsidiary of j2 Global Communications, Inc. (Campaigner®), The Rocket Science Group LLC (MailChimp®), VerticalResponse, Inc., a subsidiary of Deluxe Corporation, and VistaPrint N.V. These vendors typically charge a low monthly entry fee or a low fee per number of emails sent and, in some cases, they have a free offering. While we generally do not compete with vendors focusing on enterprise or larger customers, we may compete with them in the future. We may also face future competition in the email marketing market from new companies entering our market, which may include large, established companies. Our event marketing product competes with offerings by Eventbrite, Inc., Evite, LLC, a wholly-owned operating business of IAC/InterActiveCorp, Regonline, a division of The Active Network, Inc., and Cvent, Inc. Our Social Campaigns product competes with offerings by Offerpop Corporation, Pagemodo, a subsidiary of VistaPrint N.V., Vocus Social Media LLC doing business as North Social® and Wildfire Interactive, Inc. Our SaveLocal product competes with offerings by Groupon, Inc., LivingSocial, Inc., Amazon Local™ and Google Offers™. Our SinglePlatform product competes with offerings by Yext, Inc. and Locu Inc., a subsidiary of GoDaddy.com, LLC. Our survey product competes with offerings by Surveymonkey.com Corporation and Widgix, LLC doing business as SurveyGizmo®.

Barriers to entry in delivering online marketing solutions for small organizations are relatively low, which allows new entrants to enter the market without significant impediments and larger, established companies to develop their own competitive products or acquire or establish cooperative relationships with our competitors. In addition, some of these companies may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. These potential competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns. These competitors may have more extensive customer bases and broader customer relationships that they could leverage to obtain a significant portion of the market. In addition, these competitors may have longer operating histories and greater name recognition than we do. Moreover, if one or more of our competitors were to merge or partner with another of our competitors or a new market entrant, the change in competitive landscape could adversely affect our ability to compete effectively. Finally, one or more of these businesses could decide to offer competitive products at no cost or low cost in order to generate revenue as part of a larger product offering.

We believe our brand, reach, scale, suite of on-line affordable integrated marketing tools, education, KnowHow and coaching differentiate us from the competition.

Government Regulation

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes requirements in the U.S. for commercial email and specifies penalties for commercial email that violates the CAN-SPAM Act. In addition, the CAN-SPAM Act gives consumers the right to require emailers to stop sending them commercial email.

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

“Constant Contact®” is a registered trademark in the United States, Canada and in the European Union. We also hold trademarks and service marks identifying certain of our products or features of our products. We currently hold two issued U.S. patents and have one patent application pending in the U.S. Patent and Trademark office.

Employees

As of December 31, 2013, we had 1,235 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good.

Facilities

Our corporate headquarters, including our principal administrative, marketing, sales and support and research and development organizations, is located in Waltham, Massachusetts. We currently lease approximately 190,000 square feet in this facility under a lease agreement, as amended, that expires in September 2022 with one ten-year extension option. We expect to occupy approximately 61,000 additional square feet in this facility over the next two years. As of December 31, 2013, 752 of our employees were based in this facility. We also lease approximately 50,000 square feet of office space in Loveland, Colorado under a lease agreement that will expire in April 2019 with three three-year extension options. This facility is used for sales and support personnel and, as of December 31, 2013, 280 employees were based in this location. We lease a small amount of general office space in Delray, Florida, San Francisco, California, New York, New York (two facilities) and London, England under lease agreements that expire at varying dates through 2018. The facilities in California and Florida and one of the New York locations are used for research and development personnel. The other New York facility houses our SinglePlatform personnel and our London facility houses marketing personnel. As of December 31, 2013, five employees were based in Florida, 27 employees were based in California, 135 employees were based in New York and three employees were based in London. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

ITEM 1A.	RISK FACTORS

Our business is subject to numerous risks. You should carefully consider the risks described below as well as other information provided to you in our Annual Report on Form 10-K, including information in the section of this document entitled “Forward-Looking Statements.” If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

If we are unable to attract new customers and retain existing customers, our business and results of operations will be affected adversely.

To succeed, we must continue to attract and retain customers. We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website, television and radio advertising, the efforts of our partners and the inclusion of a link to our website in substantially all of our customers’ emails. In addition, we are committed to providing our customers with a high level of support. As a result, we believe many of our new customers are referred to us by existing customers. However, customers cancel their accounts for many reasons, including economic concerns, business failure or a perception that they do not use our products effectively, the service is not a good value and that they can manage their online marketing efforts without our products. In some cases, we terminate an account because the customer fails to comply with our standard terms and conditions. As our customer base continues to grow, even if our customer retention rates remain the same on a percentage basis, the absolute number of customers we lose each month will increase. We must continually add new customers to replace customers whose accounts are cancelled or terminated, which may involve significantly higher marketing expenditures than we currently anticipate. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our business and results of operations would be affected adversely.

In addition, we continue to aggressievely test bundling and new pricing packages that will allow customers access to multiple products for a monthly fee. We expect to offer a variety of packages that will contain different product combinations and pricing tiers. These new packages may impact the number of customers we are able to attract to our service, the number of customers we are able to convert from trialers to paying customers and the amount such customers pay us for use of the products. To the extent that these packages lead to a decline in the number of customers paying for our products or a decline in revenue, our business and results of operations may be affected adversely.

Our business is substantially dependent on the market for email marketing services for small organizations.

We derive, and expect to continue to derive, a substantial portion of our revenue from our email marketing product for small organizations, including small businesses, associations and non-profits. For the year ended December 31, 2013, our revenue from our email marketing product alone was approximately 84% of our total revenue. Widespread acceptance of email marketing among small organizations will continue to be critical to our future growth and success. There is no certainty regarding how the market for email marketing will continue to develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make email marketing convenient, effective and affordable. If small organizations determine that email marketing does not sufficiently benefit them or utilize alternative or new electronic methods of communicating with their customers, existing customers may cancel their accounts and potential customers may decide not to adopt email marketing. If the market for email marketing services fails to continue to grow or grows more slowly than we currently anticipate, demand for our services may decline and our revenue would suffer.

Our growth strategy requires us to expand our product offerings beyond email marketing and this expansion may not be successful.

We have traditionally focused our business on providing our email marketing product for small organizations, but in the last few years we have significantly expanded our product offerings. In 2007, we introduced our survey product and our add-on email archive service that enables our customers to archive their past email campaigns. In 2009, we launched our event marketing product. Through our acquisition of Nutshell Mail, Inc., which we completed in May 2010, we provide a tool for small organizations to monitor and engage with social media networks. In January 2012, we launched our Social Campaigns product which allows small businesses the ability to run multi-step, results-oriented campaigns on their social networks. Also, in January 2012, we acquired CardStar, a leading developer of mobile applications that extend the use of loyalty, rewards and membership cards and mobile coupons among consumers. In February 2012, we introduced our SaveLocal product, which makes it quick and easy for our customers to create, run and manage local deals. In June 2012, we acquired SinglePlatform, Corp. or SinglePlatform, a company that helps small businesses get discovered through web and mobile searches by providing a single place to update relevant business information. Our efforts to introduce new products beyond our email marketing product or to offer a bundled offering of two or more of our products may not result in significant revenue growth, may not be complementary to our email marketing product, may not be timely, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business or product or may be confusing to our customers, any of which may harm our financial performance and impede our long-term growth strategy.

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

Our principal email marketing competitors include providers of email marketing products for small to medium size businesses such as AWeber Systems, Inc., iContact Corporation, a subsidiary of Vocus, Inc., Protus, a subsidiary of j2 Global Communications, Inc. (Campaigner), The Rocket Science Group LLC (MailChimp), VerticalResponse, Inc., a subsidiary of Deluxe Corporation, and Vistaprint N.V. These vendors typically charge a low monthly fee or a low fee per number of emails sent and, in some cases, they have a free offering. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, there are a number of other vendors that are focused on providing email marketing products for larger organizations, including Alterian, a subsidiary of SDL, plc, CheetahMail, Inc., a subsidiary of Experian Group Limited, ExactTarget, Inc., a subsidiary of Salesforce.com, Inc., Responsys Inc. and Eloqua Limited, subsidiaries of Oracle Corporation, Silverpop Systems Inc., and StrongMail Systems, Inc. While we do not compete currently with vendors of email marketing products serving larger customers, we may compete with these providers in the future. Finally, in the future, our email marketing product may experience competition from ISPs, advertising and direct marketing agencies and other large established businesses, possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these entities could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering.

Our other products also face intense competition. EventSpot, our event marketing product, competes with offerings by Eventbrite, Inc., Evite, LLC, a wholly-owned, operating business of IAC/InterActiveCorp, Regonline, a division of The Active Network, Inc., and Cvent, Inc. Our Social Campaigns product competes with offerings by Offerpop Corporation, Pagemodo, a subsidiary of VistaPrint N.V., Vocus Social Media LLC doing business as North Social and Wildfire Interactive, a subsidiary of Google Inc. Our survey product competes with similar offerings by Surveymonkey.com Corporation and Widgix, LLC doing business as SurveyGizmo. Our SaveLocal product competes with offerings by Groupon, Inc., LivingSocial, Inc., Amazon Local and Googleoffers. Our SinglePlatform product competes with offerings by Yext, Inc. and Locu Inc, a subsidiary of GoDaddy.com, LLC. In addition, our bundled product offerings could face competition from new competitors who are different from the companies we currently compete with on our individual products.

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

Our production disaster recovery system is located at one of our third-party hosting facilities. Our corporate disaster recovery system is located at our headquarters in Waltham, Massachusetts. Neither system provides real-time backup or has been tested under actual disaster conditions and neither system may have sufficient capacity to recover all data and services in the event of an outage. In the event of a disaster in which our production system hardware and the disaster recovery operations for our production system hardware are irreparably damaged or destroyed, we would experience interruptions in access to our products. Moreover, our headquarters and one of the third-party facilities that hosts our production system hardware are located within several miles of each other. As a result, any regional disaster could affect these locations equally. Any or all of these events could cause our customers to lose access to our products, which will harm our business and results of operations.

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

ISPs can block emails from reaching their users. The implementation of new or more restrictive policies by ISPs may make it more difficult to deliver our customers’ emails. We continually improve our own technology and work closely with ISPs to maintain our deliverability rates. In addition, some ISPs have started to categorize as promotional or otherwise emails that originate from email service providers and, as a result, direct them to an alternate or “tabbed” section of the recipient’s inbox. If ISPs materially limit or halt the delivery of our customers’ emails, or if we fail to deliver our customers’ emails in a manner compatible with ISPs’ email handling or authentication technologies or other policies, or if the open rates of our customers’ emails are negatively impacted by the actions of ISPs to categorize emails, then customers may question the effectiveness of our products and cancel their accounts. This, in turn, could harm our business and financial performance.

If we fail to promote and maintain our brands in a cost-effective manner, we may lose market share and our revenue may decrease.

We believe that developing and maintaining awareness of the Constant Contact brands in a cost-effective manner is critical to our goal of achieving widespread acceptance of our online marketing platform and attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our industry increases. Successful promotion of our brands will depend largely on the effectiveness of our marketing efforts and the effectiveness and affordability of our products for our target customer demographic. Historically, our efforts to build our brands have involved significant expense, and it is likely that our future marketing efforts will require us to incur additional significant expenses. Such brand promotion activities may not yield increased revenue and, even if they do, any revenue increases may not offset the expenses we incur to promote our brands. If we fail to promote and maintain our brands successfully, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may lose our existing customers to our competitors or be unable to attract new customers, which would cause our revenue to decrease.

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

The application of certain U.S. and international laws and regulations to SaveLocal deals and to our role in facilitating our customers’ offer of SaveLocal deals is uncertain. These include laws and regulations such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, the laws of most states, which contain provisions governing product terms and conditions of gift cards, gift certificates, stored value or pre-paid cards or coupons, and unclaimed and abandoned property laws. These laws may include provisions prohibiting or limiting the use of expiration dates on gift cards or the amount of fees charged in connection with gift cards or requiring specific disclosures on or in connection with gift cards and the imposition of certain fees.

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

Sales of our products are impacted by seasonality. Small organizations are typically less active during the summer months. Thus, we generate fewer new customers during this time. As a result, we adjust our sales and marketing activities accordingly. If these seasonality trends change materially, our financial and operating results for any given quarter may be negatively impacted and may differ materially from results in prior quarterly periods.

If we fail to enhance our existing products, develop new products or offer a bundle of our products that our customers and prospective customers find compelling, our products may become obsolete or less competitive and we could lose customers.

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

Similarly, if we offer a bundle of our products that our customers and prospective customers do not find compelling, our business will also be harmed. Creating, designing and marketing these packages (and converting our current customer base to these new packages) entails significant technical and business risks and requires substantial expenditures and lead-time, and there is no guarantee that such packages will anticipate our customers’ needs or gain acceptance among our customers or in the broader market.

If we cannot successfully enhance our existing services or develop new products or if we are not successful in implementing such enhancements and selling new products and/or new packages of our products to our customers, we could lose customers or have difficulty attracting new customers, which would adversely impact our financial performance.

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

Competition for highly skilled engineering and marketing personnel is intense and we continue to face difficulty identifying and hiring qualified personnel in certain areas of our business and in certain locations. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. In particular, candidates making employment decisions, particularly in high-technology industries, often consider the value of any equity they may receive in connection with their employment. As a result, any significant volatility in the market price of our common stock may adversely affect our ability to attract or retain highly skilled engineering and marketing personnel.

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

Our SinglePlatform customers provide us with current information about their business that we, in turn, provide to our network of electronic publishers, including but not limited to Yelp, foursquare, YP.com and Urbanspoon. The success of the SinglePlatform offering depends, in part, on our ability to provide these publishers and their consumers with the information they seek, which in turn depends on the quantity and quality of the content provided by our SinglePlatform customers. For example, we may be unable to provide these publishers and their consumers with the information they seek if our customers do not contribute content that is helpful, reliable and up-to-date, or if they remove content they previously submitted. If our SinglePlatform product does not provide content that is helpful, reliable and up-to-date, our ability to maintain our current network of electronic publishers and sign up new publishers could be harmed. If we are unable to provide our electronic publishers and their consumers with the information they seek, or if they can find equivalent content on other services, they may stop or reduce their use of our product, which could negatively impact our ability to retain existing customers and obtain new customers and our business would be harmed.

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

Customers in more than 180 countries and territories currently use our products. We have two regional development directors in Canada and, in 2011, we opened a marketing office in the United Kingdom. We may continue to expand our international operations in the future. Accordingly, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. The risks and challenges associated with providing our products to customers outside the United States include:

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

As of December 31, 2013, we had net operating loss carry-forwards of $33.5 million for U.S. federal tax purposes and $849,000 for state tax purposes. These loss carry-forwards expire at varying dates between 2014 and 2033. To the extent available, we intend to use these net operating loss carry-forwards to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carry-forwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. While our analysis shows that our public stock offerings and prior private financings have not resulted in ownership changes that would limit our ability to utilize net operating loss carry-forwards, any subsequent ownership changes could result in such a limitation. To the extent our use of net operating loss carry-forwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carry-forwards, which could have a negative effect on our financial results.

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

Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:

•	our ability to attract new customers, retain existing customers and satisfy our customers’ requirements;

•	general economic conditions;

•	average revenue per customer;

•	our cost to acquire new customers;

•	changes in our pricing or product bundling;

•	our ability to expand our business;

•	our ability to execute successfully on our strategy;

•	new product and service introductions;

•	technical difficulties or interruptions in our services as a result of our actions or those of third parties;

•	the timing of additional investments in our hardware and software systems;

•	the seasonal trends in our business;

•	regulatory compliance costs;

•	costs associated with future acquisitions of technologies and businesses and our ability to successfully integrate these acquisitions; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

We have historically relied on cash from operations to fund our operations, capital expenditures and growth. We may require additional capital from equity or debt financing in the future to:

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

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to litigation that, even if unsuccessful, could be costly to defend and a distraction to management.

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

We conduct our operations in leased facilities. We currently lease approximately 190,000 square feet of office space in Waltham, Massachusetts pursuant to a lease agreement, as amended, that expires in September 2022 with one ten-year extension option. This facility serves as our corporate headquarters. The functions performed at our headquarters include finance, human resources, legal, marketing, sales, customer support, operations, product strategy and research and development. We expect to occupy approximately 61,000 additional square feet of space in this facility over the next two years.

In Loveland, Colorado, we lease approximately 50,000 square feet of office space under a lease agreement that will expire in April 2019 with three three-year extension options. This facility is used for sales and support personnel. We lease approximately 8,000 and 2,000 square feet of office space in San Francisco, California and Delray, Florida, respectively, pursuant to lease agreements that expire in 2017 and 2016, respectively, and approximately 27,000 square feet of office space in two facilities in New York, New York pursuant to lease agreements that expire in 2016 and 2018. The facilities in California and Florida and one of the New York locations are used for research and development personnel. The other New York facility houses our SinglePlatform personnel. We also lease a small amount of office space in London pursuant to a lease agreement that expires in 2014, which is used to house marketing personnel.

Our production system hardware and the disaster recovery hardware for our production system, with the exception of SinglePlatform, are currently co-located in third-party hosting facilities. One facility, located in Bedford, Massachusetts, is owned and operated by Digital 55 Middlesex, LLC, an affiliate DRT, which provides services to us under an agreement that expires in December 2016 with two five-year extension options. The other facility, located in Santa Clara, California, is owned and operated by Digital Alfred, LLC, also an affiliate of DRT. The agreement will expire in May 2017 with two four-year extension options.

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

On August 7, 2012, two former employees, on behalf of themselves and all other similarly situated individuals, or collectively, the FLSA Plaintiffs, filed a complaint in the U.S. District Court for the District of Massachusetts that named us as a defendant in a lawsuit. The complaint, which was served on us on August 9, 2012, alleged that we violated the Fair Labor Standards Act and the Massachusetts overtime law with respect to certain of our current and former sales employees. The FLSA Plaintiffs’ complaint sought an award for damages in an unspecified amount. We participated in a court-sanctioned mediation session with an independent mediator in March 2013 and, during the three months ended March 31, 2013, we recorded an accrual of $820,000. In July 2013, we executed a settlement agreement with the FLSA Plaintiffs that would terminate the litigation and settle all pending claims against us in exchange for an aggregate payment of $800,000. The U.S. District Court approved the settlement and settlement payments were distributed to all FLSA Plaintiffs in the fourth quarter of 2013. See also Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

On September 24, 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the U.S. District Court for the Eastern District of Texas that named us as a defendant in a lawsuit. The complaint, which was served on us on December 26, 2012, alleges that certain elements of our email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. On February 11, 2013, RPost amended its complaint to name five of our partners as defendants. Under our contractual agreements with these partners, we are obligated to indemnify them for claims related to patent infringement. We filed a motion to sever and stay the claims against our partners and multiple motions to dismiss the claims against us. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy actions involving RPost, to which we are not a party. RPost has asked the court to reconsider the order to stay the case. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, we believe we have meritorious defenses to any claim of infringement and intend to defend the lawsuit vigorously.

On November 14, 2012, we filed a complaint in the U.S. District Court for the District of Delaware against Umbanet, Inc., or Umbanet, seeking a declaratory judgment that two patents held by Umbanet, or collectively, the Umbanet Patents, are not infringed by a customer’s use of our email marketing product and that such patents are invalid. We refer to this matter as the Delaware Case. We filed the Delaware Case in response to a complaint filed by Umbanet in the U.S. District Court for the District of New Jersey against one of our customers alleging that the customer’s use of our email marketing product infringed the Umbanet Patents. We refer to this matter as the New Jersey Case. Umbanet filed a motion in the Delaware Case seeking to dismiss the complaint or, in the alternative, stay the case pending resolution of the New Jersey Case. We filed a motion in the New Jersey Case seeking to stay the case pending resolution of the Delaware Case. In January 2014, the judge in the New Jersey

Case ordered that the case should proceed notwithstanding the pending Delaware case. This litigation is in its very early stages. As a result, neither the ultimate outcome of this matter nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, we believe that we have meritorious defenses to any claim of infringement and intend to defend the lawsuit vigorously.

On March 7, 2013, CreateAds LLC, or CreateAds, filed a complaint in the U.S. District Court for the District of Delaware that named us as a defendant in a lawsuit. The complaint, which was served on us on March 8, 2013, alleges that certain elements of our email marketing technology infringe a patent held by CreateAds. CreateAds seeks an award for damages in an unspecified amount and injunctive relief. We have filed a motion to dismiss the complaint. In February 2014, the case was stayed pending a decision by the United States Supreme Court in the appeal of a patent case with issues very similar to the ones pending in our motion to dismiss. Following the Supreme Court’s decision, which is expected in June 2014, the district court will decide our motion to dismiss the CreateAds complaint. This litigation matter is in its very early stages. As a result, neither the ultimate outcome of this matter nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, we believe that we have meritorious defenses to any claim of infringement and intend to defend the lawsuit vigorously.

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

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “CTCT” on the NASDAQ Global Select Market. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the NASDAQ Global Select Market:

	High	Low
2012:
First Quarter	$32.18	$21.49
Second Quarter	$30.88	$15.71
Third Quarter	$21.22	$15.66
Fourth Quarter	$18.56	$11.50
2013:
First Quarter	$16.06	$12.70
Second Quarter	$17.26	$11.75
Third Quarter	$24.05	$16.08
Fourth Quarter	$31.36	$22.35
2014:
First Quarter (through February 28, 2014)	$32.91	$24.82

Holders of Our Common Stock

As of February 28, 2014, there were 47 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name. While we are unable to estimate the actual number of beneficial holders of our common stock, we believe the number of beneficial holders is substantially higher than the number of holders of record of shares of our common stock.

Dividends; Equity Repurchases

We have never paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. The following is a summary of our repurchases of our common stock during the three month period ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 to October 31, 2013	35,900	$23.31	35,900	$14,634,477
November 1 to November 30, 2013	—	—	—	$14,634,477
December 1 to December 31, 2013	—	—	—	$14,634,477	(3)
Total	35,900	$23.31	35,900	N/A(3)

(1)	Includes commissions, markups and expenses.
(2)	On April 25, 2013, we announced that our board of directors approved the repurchase of up to $20 million of our common stock through December 31, 2013. Repurchased shares are retired and resume the status of authorized but unissued shares of common stock.
(3)	As of December 31, 2013, the period to repurchase shares has ended and no more shares may be repurchased under this program.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

Stock Performance Graph

The following stock performance graph compares the cumulative total return to stockholders for our common stock for the period from December 31, 2008 through December 31, 2013 against the cumulative total return of the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index.

The comparison assumes $100.00 was invested in our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index and assumes reinvestment of dividends, if any. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Cumulative Total Return for Periods Presented

Among Constant Contact, Inc., the NASDAQ Composite Index (Total Returns)

and the NASDAQ Computer and Data Processing Index

Chart is prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2014

*	Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

**

Calculated (or Derived) based from CRSP NASDAQ Computer and Data Processing, Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2014. Used with permission. All rights reserved.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of under the Securities Act of 1933, as amended, or the Securities Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share and customer data)
Statements of Operations Data:
Revenue	$285,383	$252,154	$214,420	$174,231	$129,061
Cost of revenue(1)	81,616	73,547	61,491	50,825	37,692

Gross profit	203,767	178,607	152,929	123,406	91,369

Operating expenses(1):
Research and development	45,567	38,787	29,478	23,985	18,367
Sales and marketing	111,374	104,527	89,211	78,881	61,023
General and administrative	38,531	31,132	23,979	17,625	13,749
Acquisition costs and other related charges	—	(11,355)	264	403	—

Total operating expenses	195,472	163,091	142,932	120,894	93,139

Income (loss) from operations	8,295	15,516	9,997	2,512	(1,770)
Interest and other income (expense), net	175	231	262	341	510

Income (loss) before income taxes	8,470	15,747	10,259	2,853	(1,260)
Income tax (expense) benefit(2)	(1,256)	(3,181)	13,207	61	—

Net income (loss)	7,214	12,566	23,466	2,914	(1,260)

Net income (loss) per share:
Basic	$0.23	$0.41	$0.79	$0.10	$(0.04)
Diluted	$0.23	$0.41	$0.77	$0.10	$(0.04)
Weighted average shares outstanding used in computing per share amounts:
Basic	30,730	30,386	29,566	28,765	28,253
Diluted	31,356	31,003	30,671	29,945	28,253
Other Operating Data:
End of period number of unique customers(3)	595,000	555,000	500,000	435,000	350,000

(1)	Amounts include stock-based compensation expense, as follows:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Cost of revenue	$1,802	$1,758	$1,542	$1,124	$706
Research and development	3,359	3,733	3,221	2,491	1,150
Sales and marketing	3,741	3,187	2,588	1,911	1,134
General and administrative	5,829	5,596	4,357	3,026	2,094

	$14,731	$14,274	$11,708	$8,552	$5,084

(2)	Income tax (expense) benefit for the years ended December 31, 2012 and 2011 have been revised to correct prior period errors in our accounting for deferred income taxes associated with certain stock-based compensation awards. These revisions are described in detail in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.
(3)	We define our end of period number of unique customers as the number of customers that we invoiced for one or more of our products during the last month of the period rounded to the nearest 5,000.

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$123,201	$93,507	$140,112	$124,353	$113,102
Total assets(4)	284,873	256,547	220,936	167,675	141,488
Deferred revenue	35,256	32,700	28,983	25,103	20,341
Total stockholders’ equity	229,871	202,867	170,480	126,122	104,968

(4)	Deferred taxes as of December 31, 2012 and 2011 have been revised to correct prior period errors in our accounting for deferred income taxes associated with certain stock-based compensation awards. These revisions are described in detail in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information, included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a leading provider of online marketing tools that are designed for small organizations, including businesses, associations and non-profits. We seek to help our customers succeed by creating and growing their customer and member relationships through our easy-to-use products combined with education, support, KnowHow and coaching. Our tools include our email marketing, social media marketing, event marketing, local deals, online listings and survey products.

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

We have grown rapidly since launching our first on-demand product in 2000. We ended 2013 with approximately 595,000 unique paying customers and had revenue for that year of $285 million.

Our business strategy is to expand beyond email marketing to provide an integrated multi-product offering that drives higher customer life-time value driven by improvements in average revenue per customer and retention. We believe increasing our customer’s life-time value will be a key contributor to our continued success. To drive life-time value, we intend to continue to focus on acquiring and supporting customers in a cost-effective manner, increasing average revenue per customer (through cross-selling, list size growth and bundling of our products) and improving customer retention rates. We continue to test pricing and product bundling. Bundled product offerings provide access to multiple products for one set monthly fee. We expect to offer a variety of packages that will contain different product combinations and pricing tiers. We believe, when used in combination, our integrated products provide customers with a unified online marketing platform and that by offering bundles, we will be able to achieve increased product usage, increased revenue per customer and higher retention rates.

Recent highlights include:

•

Introduced our new contact management functionality and have been rolling out this functionality in a phased manner to all of our customers. This enhanced functionality enables our customers to have additional views of their contacts and allows them to run targeted campaigns to specific segments of their contact list. It also allows customers to track and manage engagement over time, across all of our different marketing campaign types and to build and store contact lists without having a contact’s email address.

•

Introduced Digital Coupons, a trackable and customizable digital coupon that when coupled with deals from SaveLocal gives small businesses the ability to offer discount types mapped to their particular goals and objectives from one integrated resource.

•

Launched several enhancements to our mobile marketing integration tools, including mobile email list building and location-aware text check-ins, as well as Android and iOS versions of our MyLibrary Plus application.

•	Rolled out our new in-product messaging center. We can now run targeted marketing campaigns to customers, based on specific demographic and behavioral characteristics.

•

Announced new SinglePlatform opportunities. In April 2013, we announced that Yelp is part of our SinglePlatform network of publishers. In June 2013, we announced a partnership with GrubHub®, a leading online and mobile food ordering service, to become a menu provider for GrubHub’s AllMenus.com and integrate GrubHub’s online ordering platform into SinglePlatform menus.

•

Announced a stock repurchase program in April 2013. Under the repurchase program, we were authorized to repurchase up to $20 million of our common stock through December 31, 2013. Shares could be repurchased from time to time in the open market or privately negotiated transactions in accordance with applicable securities and stock exchange rules. Through December 31, 2013, we repurchased 285,900 shares of common stock at an average price of $18.77 per share for a total cost of $5.4 million. As of December 31, 2013, the stock repurchase program has ended.

Key Financial and Operating Metrics

In connection with the ongoing operation of our business, our management regularly reviews key financial and operating metrics. Given our growth strategy, we pay particular attention to customer life-time value, customer acquisition metrics, trialer growth, customer attrition, success in cross-selling and growing customer list sizes, number of products per customer and average revenue per customer. We also consider other financial and operating metrics such as revenue, gross margin, expenses, customer satisfaction rates, average speed of answer for customer support calls, email deliverability rates and capital expenditures, among others. Management considers these financial and operating metrics critical to understanding and improving our business, reviewing our historical performance, benchmarking our performance versus other companies and identifying current and future trends, and for planning purposes.

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

Certain Trends and Uncertainties

The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. This summary should be considered along with the factors set forth under Part I, Item 1A—“Risk Factors” and elsewhere in this Annual Report on Form 10-K.

•

Our long term strategy is substantially dependent on our ability to continue to generate interest in our existing products and to enhance, expand and integrate our product offerings to serve the online marketing needs of small businesses, associations and non-profits. If we fail, our financial results could be adversely impacted.

•

In connection with our acquisition of SinglePlatform, as of December 31, 2013, we have an obligation to the former shareholders of SinglePlatform to pay additional cash consideration of up to $7.5 million, contingent on the achievement of certain revenue targets through June 2014. Based on our assumptions and estimates related to our revenue forecasts we do not believe we will pay this additional consideration and have recorded no liability at December 31, 2013. We will continue to assess these assumptions and estimates on a quarterly basis. Changes in the estimated liability related to updated assumptions and estimates and to the actual revenue achievement will be recognized within the consolidated statements of operations. If our assumptions and estimates change significantly or if actual revenue achievement is significantly different than our estimates, our results of operations and cash flows could be materially affected. See also Note 4, Acquisitions, of the Notes to Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K. In addition, our operating results could be adversely impacted if we fail to successfully integrate SinglePlatform or if we fail to successfully sell SinglePlatform’s product.

•

We continue to test new bundled product offerings that will allow our customers to have access to multiple products for one monthly fee. Our efforts to offer product bundles may not result in significant revenue growth, may negatively impact trialer conversion rates and may be confusing to our customers, any of which may harm our financial performance and impede our long-term growth strategy.

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

•

From time to time, we may be subject to various claims and lawsuits by partners, customers, or other parties arising in the ordinary course of business, including lawsuits alleging patent infringement. We are currently a party to actions that are described in Part I, Item 3 “Legal Proceedings”, included elsewhere in this Annual Report on Form 10-K. These matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, the results of any of these actions may have a material adverse effect on our operating results.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below may have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See also Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description of our other significant accounting policies.

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

Goodwill and Acquired Intangible Assets.    We record goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. We perform our assessment for impairment of goodwill on an annual basis and we have determined that there is a single reporting unit for the purpose of conducting this annual goodwill impairment assessment. For purposes of assessing potential impairment, we annually estimate the fair value of the reporting unit (based on our market capitalization) and compare this amount to the carrying value of the reporting unit (as reflected by our total stockholders’ equity). If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. We completed our most recent annual impairment test of goodwill on November 30, 2013. Based upon that evaluation, we determined that our goodwill was not impaired.

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

We base the fair value of common stock on the quoted market price of our stock. The fair value of restricted stock and restricted stock units for awards with time-based and performance-based vesting conditions are based on the fair value of common stock on the date of grant. We value restricted stock units with market-based vesting criteria using a Monte Carlo simulation model. The number of shares expected to be earned, based on achievement of the market condition, is factored into the grant date Monte Carlo valuation for the awards. The grant date fair value is not subsequently adjusted regardless of the eventual number of shares that are earned based on the market condition.

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

	Years Ended December 31,
	2013	2012	2011
Weighted average risk-free interest rate	1.07%	0.81%	1.82%
Expected term (in years)	4.6	4.6	5.5
Weighted average expected volatility	51.14%	53.58%	52.15%
Expected dividends	0%	0%	0%

These assumptions represented our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. Authoritative guidance requires that we recognize compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, we have considered our historical experience to estimate pre-vesting forfeitures for awards with service conditions. For awards with performance conditions we estimate the probability that the performance condition will be met. If our actual forfeiture rate is materially different from the estimate, our stock-based compensation expense could be significantly different from what we have recorded in the current period. As of December 31, 2013, we had $24.4 million of unrecognized compensation expense associated with outstanding equity awards, which is expected to be recognized over a weighted-average period of 2.54 years.

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

Sources of Revenue

We derive our revenue principally from subscription fees from our customers. Our revenue is driven primarily by the number of paying customers and the subscription fees for our products and is not concentrated within any one customer or group of customers. In 2013, our top 100 customers accounted for less than 1% of our total revenue. We generally do not require our customers to commit to a contractual term; however, our customers are required to prepay for subscriptions on a monthly, semi-annual, or annual basis by providing a credit card or bank check. Fees are recorded initially as deferred revenue and then recognized as revenue on a daily basis over the prepaid subscription period. Our pricing for our SaveLocal product is a fee based on the number of deals sold by our customers and the value of the successful deal. We have not yet generated significant revenue from this product.

We also generate a small amount of revenue from ancillary services related to our products, which primarily consist of custom services and training through our experts program. Revenue generated from professional services and training accounted for approximately 1% of total revenue for each of the years ended December 31, 2013, 2012 and 2011.

Cost of Revenue and Operating Expenses

We allocate certain occupancy and general office related expenses, such as rent, utilities, office supplies and depreciation of general office assets to cost of revenue and operating expense categories based on headcount. As a result, an occupancy expense allocation is reflected as personnel costs in cost of revenue and each operating expense category.

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

Sales and Marketing.    Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees, the portion of customer support costs that relate to assisting trial customers and amortization of sales and marketing relating intangible assets. Advertising costs consist primarily of pay-per-click advertising with search engines, other online and offline advertising media, including television and radio advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships and event costs. Additionally, sales and marketing expenses include costs related to our efforts to retain our customers and to cross-sell and increase usage of our products. In order to continue to grow our business and brand and category awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect that on an annual basis, sales and marketing expenses will increase in absolute dollars, but continue to decrease as a percentage of revenue as we expect to grow our revenue at a faster rate.

General and Administrative.    General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology support, finance, accounting and analytics personnel, professional fees, board compensation and expenses, certain taxes and other corporate expenses. In 2013, we also recorded litigation expense related to the settlement of a lawsuit and an accrual related to estimated personal property taxes. We expect that general and administrative expenses will increase in absolute dollars as we continue to add personnel in connection with the anticipated growth of our business and incur costs related to operating as a public company but to decrease as a percentage of revenue as we expect to grow our revenue at a faster rate.

Acquisition Costs and Other Related Charges.    Acquisition costs and other related charges include expenses associated with third-party professional services we utilize related to the evaluation and execution of successful acquisitions. Acquisition costs and other related charges also include changes in the fair value of our contingent consideration liability recorded as the result of the SinglePlatform acquisition. This liability was measured at fair value on the acquisition date, and until the liability is settled, it must be remeasured to fair value at each reporting period, with the changes included in our results of operations. We will evaluate quarterly remeasurements of the fair value of this liability through June 2014, the last settlement date. We may also incur acquisition costs and other related charges in future periods if we complete additional acquisitions.

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated as a percentage of total revenue.

	Years Ended December 31,
	2013	2012	2011
Revenue	100%	100%	100%
Cost of revenue	29	29	29

Gross profit	71	71	71

Operating expenses:
Research and development	16	15	14
Sales and marketing	39	42	42
General and administrative	14	12	11
Acquisition costs and other related charges	—	(4)	—

Total operating expenses	69	65	67

Income from operations	2	6	4
Interest and other income (expense), net	—	—	—

Income before income taxes	2	6	4
Income tax (expense) benefit	—	(1)	6

Net income	2%	5%	10%

Years Ended December 31, 2013, 2012 and 2011

Revenue

	Years Ended December 31,			2013-2012 % Change	2012-2011 % Change
	2013	2012	2011
	(dollars in thousands)
Revenue	$285,383	$252,154	$214,420	13%	18%

Revenue increased by $33.2 million from 2012 to 2013. The increase resulted primarily from an approximately 8% increase in the number of average monthly customers and an approximately 5% increase in average revenue per customer. The increase in average revenue per customer was primarily due to an increase in average customer list size, which increases the monthly amount invoiced to our email marketing customers, and to revenue from our SinglePlatform product, which has a higher monthly price than our other products. We expect our average revenue per customer to increase over time.

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

Cost of Revenue

	Years Ended December 31,			2013-2012 % Change	2012-2011 % Change
	2013	2012	2011
	(dollars in thousands)
Cost of revenue	$81,616	$73,547	$61,491	11%	20%
Percent of revenue	29%	29%	29%

Cost of revenue increased by $8.1 million from 2012 to 2013 and was 29% of revenue for both years. The increase in absolute dollars resulted primarily from increased customer support personnel costs of $3.3 million to support our customer growth and increased number of products. Personnel costs in our operations group, which is responsible for managing our technology infrastructure, increased by $1.2 million. Depreciation, hosting and maintenance costs increased by $2.0 million as a result of scaling and adding capacity to our hosting infrastructure. Merchant card fees increased by $873,000 due to the higher volume of billing transactions.

Cost of revenue increased by $12.1 million from 2011 to 2012 and was 29% of revenue for both years. The increase in absolute dollars resulted primarily from increased customer support personnel costs of $5.6 million to support our customer growth and increased number of products and increased personnel costs of $1.4 million in our operations group. Depreciation, hosting and maintenance costs increased by $3.9 million as a result of scaling and adding capacity to our hosting infrastructure inclusive of the effects of transitioning to a new third-party hosting facility in California in the third quarter of 2011.

Research and Development Expenses

	Years Ended December 31,			2013-2012 % Change	2012-2011 % Change
	2013	2012	2011
	(dollars in thousands)
Research and development expenses	$45,567	$38,787	$29,478	17%	32%
Percent of revenue	16%	15%	14%

Research and development expenses increased by $6.8 million from 2012 to 2013. The increase was primarily due to additional personnel costs of $4.8 million and additional consulting costs of $1.4 million as a result of our continued hiring of research and development employees and use of contractors, both to further develop and enhance our product offerings.

Research and development expenses increased by $9.3 million from 2011 to 2012. The increase in absolute dollars was primarily due to additional personnel costs of $8.1 million and additional consulting costs of $925,000 as a result of our continued hiring of research and development employees and use of contractors, both to further develop and enhance our product offerings.

Sales and Marketing Expenses

	Years Ended December 31,			2013-2012 % Change	2012-2011 % Change
	2013	2012	2011
	(dollars in thousands)
Sales and marketing expenses	$111,374	$104,527	$89,211	7%	17%
Percent of revenue	39%	42%	42%

Sales and marketing expenses increased by $6.8 million from 2012 to 2013. The increase in absolute dollars was largely due to increased personnel costs of $3.0 million that resulted primarily from a full year of SinglePlatform personnel which accounted for a $4.8 million increase. This increase was partially offset by a decrease in salary and stock-based compensation expense during the period and a decrease in the allocation of occupancy and general corporate expenses to sales and marketing. A significant contribution to the decrease in salary and stock-based compensation was due to the departure of an executive within the group. The decrease in the allocation of occupancy and general corporate expenses was due to a decrease in sales and marketing wages as a percentage of total wages within our company. Advertising and promotional expenditures also increased by $3.0 million and partner referral fees increased by $854,000 as the number of new customers generated from our partners increased.

Sales and marketing expenses increased by $15.3 million from 2011 to 2012. The increase in absolute dollars was largely due to increased personnel costs of $10.8 million that resulted primarily from adding employees and increased consulting fees of $929,000, both to focus on customer acquisition, cross-selling to our customer base, partner efforts and enabling increased usage and better retention. SinglePlatform personnel accounted for $2.7 million of the increase in personnel related costs. Partner referral fees increased by $2.1 million as the number of new customers generated from our partners increased. We also incurred an increase in amortization of $833,000 related to the amortization of sales and marketing related intangibles resulting from our acquisitions.

General and Administrative Expenses

	Years Ended December 31,			2013-2012 % Change	2012-2011 % Change
	2013	2012	2011
	(dollars in thousands)
General and administrative expenses	$38,531	$31,132	$23,979	24%	30%
Percent of revenue	14%	12%	11%

General and administrative expenses increased by $7.4 million from 2012 to 2013. The increase in absolute dollars was primarily due to additional personnel costs of $4.9 million as a result of increasing the number of general and administrative employees to support our overall growth, including an increase in the number of employees focused on analytics and business intelligence. We also recorded litigation expense of $820,000 in 2013 due to the settlement of a lawsuit and professional service fees increased by $555,000 in 2013 primarily due to increased costs associated with our defense of certain legal matters. In 2013, we also recorded an expense of $483,000 related to an estimated property tax accrual.

General and administrative expenses increased by $7.2 million from 2011 to 2012. The increase in absolute dollars was primarily due to additional personnel costs of $5.8 million as a result of increasing the number of general and administrative employees to support our overall growth and additional stock-based compensation expense resulting from an increase in equity awards and their related valuations. We also incurred an increase of approximately $1.5 million in consulting and professional services fees associated with the growth of our business.

Acquisition Costs and Other Related Charges

	Years Ended December 31,			2013-2012 % Change	2012-2011 % Change
	2013	2012	2011
	(dollars in thousands)
Acquisition Costs and Other Related Charges	$—	$(11,355)	$264	100%	(4401)%

There were no acquisition costs and other related charges in 2013. Acquisition costs and other related charges resulted in income of $11.4 million for 2012 and expenses of $264,000 for 2011. Transaction costs during 2012 were $797,000 related to the CardStar and SinglePlatform acquisitions. We also recorded an adjustment to decrease the fair value of the contingent consideration liability by $12.2 million in 2012 due to the remeasurement of the fair value of our contingent consideration liability related to the SinglePlatform acquisition. As of December 31, 2013, none of the targets had been met and no amounts have been paid. The decrease in the fair value of the liability resulted from reductions to the SinglePlatform revenue forecast scenarios. These forecast scenarios were decreased based on SinglePlatform’s actual operating results and lower than forecasted productivity of its sales organization.

Acquisition costs and other related charges for 2011 related to our acquisition of Bantam Networks, LLC, or Bantam Networks, in 2011.

Interest and Other Income (expense), net

	Years Ended December 31,			2013-2012 % Change	2012-2011 % Change
	2013	2012	2011
	(dollars in thousands)
Interest and other income (expense), net	$175	$231	$262	(24)%	(12)%

Interest and other income (expense), net decreased by $56,000 from 2012 to 2013 due primarily to a decrease in interest earned on our investment portfolio as a result of lower average balances partially offset by an increase in foreign currency transaction gains.

Interest and other income (expense), net decreased by $31,000 from 2011 to 2012 due primarily to a decrease in interest earned on our investment portfolio as a result of lower balances and lower interest rates.

Income Tax (Expense) Benefit

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Income Tax (Expense) Benefit	$(1,256)	$(3,181)	$13,207
Percent of income before income taxes	(15)%	(20)%	129%

We recorded an income tax expense of $1.3 million in 2013 based on our net income multiplied by our effective tax rate. Our effective tax rate varies from the statutory tax rate primarily due to the book expense related to incentive stock options, which is non-deductible for tax purposes, offset by federal and state research and development credits, which reduced our tax expense. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 to reinstate the federal research and development credit from January 1, 2012, through December 31, 2013. As a result of the change in the tax law, we recognized a benefit of $1.3 million to income tax expense in the first quarter of 2013, the quarter in which the law was enacted for certain expenses we incurred in 2012.

We recorded an income tax expense of $3.2 million in 2012 based on our net income multiplied by our effective tax rate. Our effective tax rate varied from the statutory tax rate primarily due to the book expense related to incentive stock options, which is non-deductible for tax purposes, offset by the change in fair value of contingent consideration liability and state research and development credits, both of which reduced our tax expense.

We recorded an income tax benefit of $13.2 million in 2011, primarily related to the release of our valuation allowance partially offset by state income tax expense. As of December 31, 2010, we provided a full valuation allowance related to our net deferred tax assets as we believed the objective and verifiable evidence of our historical pre-tax net losses outweighed the existing positive evidence regarding our ability to realize our deferred tax assets. During 2011, we reassessed the need for a valuation allowance against our net deferred tax assets and concluded that it was more likely than not that we would be able to realize our deferred tax assets primarily as a result of continued profitability and forecasted future results. Accordingly, in the fourth quarter of 2011, we released our valuation allowance related to our net deferred tax assets.

Income tax (expense) benefit for the years ended December 31, 2012 and 2011 have been revised to correct prior period errors in our accounting for deferred income taxes associated with certain stock-based compensation awards. These revisions are described in detail in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

We expect our tax rate will increase in the future. However, we intend to use our net operating loss carry-forwards and tax credits, to the extent available, to reduce the corporate income tax liability associated with our operating results.

Liquidity and Capital Resources

During 2013, 2012 and 2011, we funded our operations with cash flows generated from operations. At December 31, 2013, our principal sources of liquidity were cash and cash equivalents and marketable securities of $123 million.

The following table shows a summary of our cash flows for each of the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$43,058	$38,697	$41,654
Investing activities	$(34,646)	$(26,005)	$(33,972)
Financing activities	$6,289	$5,493	$9,014

Net cash provided by operating activities

During the year ended December 31, 2013, operating activities provided $43.1 million of cash. The cash flow provided by operating activities primarily resulted from our net income of $7.2 million, as well as from net non-cash charges of $37.9 million. These amounts were partially offset by cash used to pay taxes for net settlement of equity awards of $1.6 million and cash used by changes in our operating assets and liabilities of $472,000. Our net non-cash charges in 2013 primarily consisted of $22.2 million of depreciation and amortization of our long-lived assets, $14.7 million of stock-based compensation expense and an $885,000 decrease in deferred tax assets. Net uses of cash from changes in our operating assets and liabilities during the year ended December 31, 2013 consisted primarily of a $2.5 million increase in prepaid expenses and other current assets and a $1.4 million decrease in accounts payable, partially offset by a $2.6 million increase in deferred revenue and a $762,000 decrease in other assets. Our cash provided by operating activities is generally affected by the amount of net income, growth in prepaid subscriptions, changes in working capital accounts and the timing of rent payments and add-backs of non-cash expense items such as depreciation and amortization of long-lived assets, stock-based compensation expense and the change in deferred tax assets. Changes in our working capital accounts are generally driven by the timing of payments to our vendors.

During the year ended December 31, 2012, operating activities provided $38.7 million of cash. The cash flow provided by operating activities primarily resulted from our net income of $12.6 million, as well as from net non-cash charges of $24.3 million and cash provided by changes in our operating assets and liabilities of $2.4 million. Our net non-cash charges in 2012 primarily consisted of $19.0 million of depreciation and amortization of our long-lived assets, $14.3 million of stock-based compensation expense and a $2.7 million decrease in deferred tax assets, partially offset by the decrease in the contingent consideration liability, which generated non-cash income of $12.2 million. Cash provided by changes in our operating assets and liabilities during the year ended December 31, 2012 consisted primarily of a $2.2 million decrease in prepaid expenses and other current assets and a $3.1 million increase in deferred revenue, partially offset by a $2.2 million decrease in accounts payable and accrued expenses and a $653,000 increase in other assets.

During the year ended December 31, 2011, operating activities provided $41.7 million of cash. The cash flow provided by operating activities primarily resulted from our net income of $23.5 million, as well as from net non-cash charges of $13.2 million and cash provided by changes in our operating assets and liabilities of $5.3 million. Our net non-cash charges in 2011 primarily consisted of $14.4 million of depreciation and amortization of our long-lived assets and $11.7 million of stock-based compensation expense, partially offset by a $13.4 million increase in deferred tax assets, which generated non-cash income due to the release of the valuation allowance related to our deferred tax assets. Cash provided by changes in our operating assets and liabilities during the year ended December 31, 2011 consisted primarily of a $5.3 million increase in accounts payable and accrued expenses and a $3.9 million increase in deferred revenue, partially offset by a $2.5 million increase in prepaid expenses and other current assets and a $1.1 million increase in other assets.

Net cash used in investing activities

Net cash used in investing activities was $34.6 million, $26.0 million and $34.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net cash used in investing activities consisted primarily of net cash paid to purchase property and equipment as well as cash paid to acquire businesses and intangible assets. Net cash used in investing activities is also affected by net settlements of marketable securities. In 2013, we used cash of $15.2 million as a result of the purchases of marketable securities partially offset by the proceeds from the sales and maturities of marketable securities. In 2012 and 2011, we generated net proceeds of $64.2 million and $338,000, respectively, as a result of the proceeds from sales and maturities of marketable securities being greater than cash used to purchase marketable securities. In 2012, we made two acquisitions. We acquired CardStar in January 2012 for a cash purchase price of $5.8 million and SinglePlatform in June 2012 for a cash payment of $62.5 million, net of cash acquired. In 2011, we completed the acquisition of substantially all of the assets of Bantam Networks for a cash payment of $15 million. We also used cash to purchase a small business and certain intangible assets. Acquisition of property and equipment of $18.9 million, $21.9 million and $18.1 million in 2013, 2012 and 2011, respectively, consisted of the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs. In 2011, we transitioned to a new third-party hosting facility in California. We made capital expenditures in 2011 and 2012 for equipment to be used in the new facility. We continue to increase the amount of space we lease for our corporate headquarters. We increased the amount of space we occupied in 2013 and 2012 and acquired property and equipment to outfit the additional space. We also increased restricted cash by $550,000 in 2013 related to a lease amendment for our corporate headquarters. We made additional capital expenditures in 2013, 2012 and 2011 for equipment to increase capacity of our hosting infrastructure and to accommodate growth in our business. During 2013, 2012 and 2011, we capitalized $7.4 million, $6.7 million and $4.8 million, respectively, of costs associated with the development of internal use software.

Net cash provided by financing activities

Net cash provided by financing activities was $6.3 million, $5.5 million and $9.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net cash provided by financing activities for all three years consisted primarily of proceeds from stock issued pursuant to the exercise of stock options, proceeds received in connection with our employee stock purchase plan and to a lesser extent from the income tax benefit related to the exercise of stock options. In the second quarter of 2013, we initiated a repurchase program of up to $20 million of our common stock through December 31, 2013. We used cash of $5.4 million in 2013 to repurchase our common stock under this program.

As of December 31, 2013, we had federal and state net operating loss carry-forwards of $33.5 million and $849,000, respectively, which we intend to use to the extent available to offset payments of future federal and state income tax liabilities. If unused, our net operating loss carry-forwards expire at various dates through 2033 for federal and 2018 for state income tax purposes.

In 2014, we anticipate capital expenditures of approximately 8% of revenue to support our future growth, which will consist primarily of hardware and software purchases, capitalization of internal use software and furniture and leasehold improvements related to additional office space.

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

Contractual Obligations

We lease our headquarters in Waltham, Massachusetts under an operating lease that is effective through September 2022 with one ten-year extension option. The lease includes the space we are occupying currently as well as additional space that will be made available to us through the term of the lease. We lease office space in Colorado for a sales and support office under an operating lease that expires in April 2019 with three three-year extension options. We also lease small amounts of general office space in Florida, New York, California and the United Kingdom under lease agreements that expire at various dates through 2018.

We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through early 2017.

As of December 31, 2013, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $16.5 million. This amount relates primarily to marketing programs and other non-marketing related goods and services to be delivered over the next twelve months.

The following table summarizes our contractual obligations at December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Office lease obligations	$78,640	$8,354	$19,432	$19,900	$30,954
Third-party hosting agreements	12,590	3,828	7,987	775	—
Vendor commitments	16,540	16,540	—	—	—

Total(1)	$107,770	$28,722	$27,419	$20,675	$30,954

(1)	As of December 31, 2013, we have an obligation to the former shareholders of SinglePlatform of $7.5 million, which is contingent on the achievement by SinglePlatform of certain revenue targets during the six-month period ending June 30, 2014. We do not expect to pay this amount based on our current revenue forecasts and therefore have not included this amount as a commitment as of December 31, 2013.

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

Interest Rate Sensitivity.    We had cash and cash equivalents and marketable securities of $123 million at December 31, 2013, which consisted of cash, government securities, corporate and agency bonds, commercial paper and money market instruments. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Constant Contact, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Constant Contact, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Constant Contact, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 5, 2014

Constant Contact, Inc.

Consolidated Balance Sheets

	December 31,
	2013	2012
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$82,478	$67,775
Marketable securities	40,723	25,732
Accounts receivable, net of allowance for doubtful accounts	180	92
Prepaid expenses and other current assets	9,175	6,513

Total current assets	132,556	100,112
Property and equipment, net	39,238	39,653
Restricted cash	1,300	750
Goodwill	95,505	95,505
Acquired intangible assets, net	4,355	6,758
Deferred taxes	9,574	10,662
Other assets	2,345	3,107

Total assets	$284,873	$256,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,783	$8,167
Accrued expenses	10,903	10,803
Deferred revenue	35,256	32,700

Total current liabilities	52,942	51,670
Other long-term liabilities	2,060	2,010

Total liabilities	55,002	53,680

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2013 and 2012	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized at December 31, 2013 and 2012; 31,203,585 and 30,651,375 shares issued and outstanding at December 31, 2013 and 2012, respectively	312	307
Additional paid-in capital	229,457	209,675
Accumulated other comprehensive income	14	11
Accumulated equity (deficit)	88	(7,126)

Total stockholders’ equity	229,871	202,867

Total liabilities and stockholders’ equity	$284,873	$256,547

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Revenue	$285,383	$252,154	$214,420
Cost of revenue	81,616	73,547	61,491

Gross profit	203,767	178,607	152,929

Operating expenses:
Research and development	45,567	38,787	29,478
Sales and marketing	111,374	104,527	89,211
General and administrative	38,531	31,132	23,979
Acquisition costs and other related charges	—	(11,355)	264

Total operating expenses	195,472	163,091	142,932

Income from operations	8,295	15,516	9,997
Interest income	94	224	346
Other income (expense), net	81	7	(84)

Income before income taxes	8,470	15,747	10,259
Income tax (expense) benefit	(1,256)	(3,181)	13,207

Net income	$7,214	$12,566	$23,466

Net income per share:
Basic	$0.23	$0.41	$0.79
Diluted	$0.23	$0.41	$0.77
Weighted average shares outstanding used in computing per share amounts:
Basic	30,730	30,386	29,566
Diluted	31,356	31,003	30,671

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$7,214	$12,566	$23,466

Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax	(1)	(51)	60
Reclassification adjustment for realized gains on available-for-sale securities included in net income	—	—	(13)
Translation adjustment	4	1	1

Total other comprehensive income (loss)	3	(50)	48

Comprehensive income	$7,217	$12,516	$23,514

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	29,337,333	$293	$168,974	$13	$(43,158)	$126,122
Issuance of common stock in connection with stock option exercises	717,397	7	7,919			7,926
Issuance of common stock pursuant to vesting of restricted stock units	14,488	—	(319)			(319)
Issuance of common stock in connection with employee stock purchase plan	41,677	1	858			859
Stock-based compensation expense			12,378			12,378
Unrealized gain on available-for-sale securities				60		60
Reclassification adjustment for realized gains on available-for-sale securities included in net income				(13)		(13)
Translation adjustment				1		1
Net income					23,466	23,466

Balance at December 31, 2011	30,110,895	$301	$189,810	$61	$(19,692)	$170,480
Issuance of common stock in connection with stock option exercises	415,136	4	4,351			4,355
Issuance of common stock pursuant to vesting of restricted stock units	47,263	1	(597)			(596)
Issuance of common stock in connection with employee stock purchase plan	78,081	1	1,052			1,053
Stock-based compensation expense			15,059			15,059
Unrealized loss on available-for-sale securities				(51)		(51)
Translation adjustment				1		1
Net income					12,566	12,566

Balance at December 31, 2012	30,651,375	$307	$209,675	$11	$(7,126)	$202,867
Issuance of common stock in connection with stock option exercises	671,596	6	10,440			10,446
Issuance of common stock pursuant to vesting of restricted stock units	87,058	1	(1,592)			(1,591)
Issuance of common stock in connection with employee stock purchase plan	79,456	1	1,088			1,089
Repurchase and retirement of common stock	(285,900)	(3)	(5,363)			(5,366)
Stock-based compensation expense			15,213			15,213
Income tax from the exercise of stock options			(4)			(4)
Unrealized loss on available-for-sale securities				(1)		(1)
Translation adjustment				4		4
Net income					7,214	7,214

Balance at December 31, 2013	31,203,585	$312	$229,457	$14	$88	$229,871

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$7,214	$12,566	$23,466
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	22,191	19,003	14,409
Amortization of premium on investments	210	539	660
Stock-based compensation expense	14,731	14,274	11,708
Provision for bad debts	14	11	3
Gain on sales of marketable securities	—	—	(13)
Loss on sale of equipment	—	—	79
Deferred taxes	885	2,738	(13,385)
Contingent consideration adjustment	—	(12,152)	—
Income tax benefit from the exercise of stock options	(123)	(84)	(229)
Taxes paid related to net share settlement of restricted stock units	(1,592)	(597)	(319)
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(102)	3	(17)
Prepaid expenses and other current assets	(2,454)	2,169	(2,462)
Other assets	762	(653)	(1,149)
Accounts payable	(1,384)	(787)	1,462
Accrued expenses	100	(1,398)	3,791
Deferred revenue	2,556	3,107	3,880
Other long-term liabilities	50	(42)	(230)

Net cash provided by operating activities	43,058	38,697	41,654

Cash flows from investing activities
Purchases of marketable securities	(30,739)	(40,254)	(130,702)
Proceeds from maturities of marketable securities	11,534	59,867	46,313
Proceeds from sales of marketable securities	4,000	44,600	84,727
Acquisition of businesses, net of cash acquired	—	(68,296)	(15,600)
Proceeds from sale of equipment	—	—	81
Purchases of intangible assets	—	—	(685)
Net increase in restricted cash	(550)	—	—
Acquisition of property and equipment, including costs capitalized for development of internal use software	(18,891)	(21,922)	(18,106)

Net cash used in investing activities	(34,646)	(26,005)	(33,972)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to exercise of stock options	10,447	4,356	7,926
Income tax benefit from the exercise of stock options	119	84	229
Proceeds from issuance of common stock pursuant to employee stock purchase plan	1,089	1,053	859
Repurchase of common stock	(5,366)	—	—

Net cash provided by financing activities	6,289	5,493	9,014

Effects of exchange rates on cash	2	1	1

Net increase in cash and cash equivalents	14,703	18,186	16,697
Cash and cash equivalents, beginning of year	67,775	49,589	32,892

Cash and cash equivalents, end of year	$82,478	$67,775	$49,589

Supplemental disclosure of cash flow information
Cash paid for income taxes	$523	$61	$324
Supplemental disclosure of noncash investing and financing activities:
Capitalization of stock-based compensation	$482	$785	$670
Fair value of contingent consideration recorded at the time of acquisition in accrued expenses and other long-term liabilities	$—	$12,152	$—

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

1.    Nature of the Business

Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation in 1995 and was reincorporated in the State of Delaware in 2000. The Company is a leading provider of online marketing tools that are designed for small organizations, including small businesses, associations and non-profits. The Company seeks to help customers succeed by creating and growing their customer and member relationships through easy-to-use products combined with education, support, KnowHow® and coaching. The Company’s suite of online marketing tools, which include Email Marketing, EventSpot®, Social Campaigns™, SaveLocal™, SinglePlatform and Survey, enable customers to launch and monitor marketing campaigns across multiple channels, including email, social media, events, local deals, online listings and surveys. These products are marketed and sold directly by the Company and through a wide variety of partners primarily in the United States of America.

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

Revision of Prior Period Consolidated Financial Statements

During the fourth quarter of 2013, the Company identified certain prior period errors in income tax expense, which affected the years ended December 31, 2011 and 2012 as well as certain interim periods within those years and interim periods within the year ended December 31, 2013. The prior period errors in income tax expense relate to the Company’s accounting for deferred income taxes associated with certain stock-based compensation awards in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation. As a result of a detailed analysis performed by the Company, management determined that its deferred tax asset associated with stock-based compensation awards did not contemplate certain shortfalls on the exercise of stock options and vesting of restricted stock awards and, as such, the carrying amount of the deferred tax asset balances as of December 31, 2011 and December 31, 2012, certain interim periods within those years and interim periods in 2013 were overstated. In addition, the Company decided to revise the presentation of one other immaterial 2013 interim period error that overstated sales tax expense and that had been previously corrected in the Company’s consolidated financial statements in an interim reporting period other than the interim periods in which the error originated. There was no effect on annual consolidated financial statements for this error as the error and the error correction occurred within one annual period. The Company has reflected the correction of all identified prior period errors in the periods in which they originated (the “2013 Revision”) throughout this document.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that these errors were not material, individually or in the aggregate, to any of the prior reporting periods. However, if the entire correction was recorded in the fourth quarter of 2013, the cumulative amount would be material in the fourth quarter of 2013 and would have impacted comparisons to prior periods. As such, the revisions for these corrections are reflected in the applicable prior periods within each of the consolidated financial statements and applicable footnotes (Note 7 and Note 11). The revisions for these corrections will be reflected in future filings containing such financial information.

The following tables present the effects of these prior period errors in the consolidated financial statements:

Impact of 2013 Revision to previously reported 2013 consolidated interim results (unaudited):

	Three Months Ended March 31, 2013		Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	As Previously Reported	As Revised	As Previously Reported	As Revised	As Previously Reported	As Revised
	(unaudited)
Consolidated Statements of Operations and Comprehensive Income (Loss)
General and administrative	$9,894	$9,840	$10,048	$9,925	$19,942	$19,765
Total operating expenses	$50,964	$50,910	$49,851	$49,728	$100,815	$100,638
Income tax (expense) benefit	$2,182	$1,988	$299	$118	$2,481	$2,106
Net income (loss)	$(514)	$(654)	$90	$32	$(424)	$(622)
Net income (loss) per share — basic	$(0.02)	$(0.02)	$0.00	$0.00	$(0.01)	$(0.02)
Net income (loss) per share — diluted	$(0.02)	$(0.02)	$0.00	$0.00	$(0.01)	$(0.02)
Comprehensive income (loss)	$(515)	$(655)	$87	$29	$(428)	$(626)

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	As Previously Reported	As Revised	As Previously Reported	As Revised
	(unaudited)
Consolidated Statements of Operations and Comprehensive Income (Loss)
General and administrative	$9,136	$9,312	$29,078	$29,077
Total operating expenses	$45,877	$46,053	$146,692	$146,691
Income tax (expense) benefit	$(2,215)	$(2,321)	$266	$(215)
Net income (loss)	$3,602	$3,320	$3,178	$2,698
Net income (loss) per share — basic	$0.12	$0.11	$0.10	$0.09
Net income (loss) per share — diluted	$0.11	$0.11	$0.10	$0.09
Comprehensive income (loss)	$3,612	$3,330	$3,184	$2,704

Impact of 2013 Revision to previously reported 2012 consolidated interim results (unaudited):

	Three Months Ended March 31, 2012		Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	As Previously Reported	As Revised	As Previously Reported	As Revised	As Previously Reported	As Revised
	(unaudited)
Consolidated Statements of Operations and Comprehensive Income (Loss)
Income tax (expense) benefit	$561	$538	$(118)	$(128)	$443	$410
Net income (loss)	$218	$195	$(462)	$(472)	$(244)	$(277)
Net income (loss) per share — basic	$0.01	$0.01	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Net income (loss) per share — diluted	$0.01	$0.01	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Comprehensive income (loss)	$198	$175	$(485)	$(495)	$(287)	$(320)

	Nine Months Ended September 30, 2012
	As Previously Reported	As Revised
	(unaudited)
Consolidated Statements of Operations and Comprehensive Income (Loss)
Income tax (expense) benefit	$(1,535)	$(1,568)
Net income (loss)	$6,377	$6,344
Net income (loss) per share — basic	$0.21	$0.21
Net income (loss) per share — diluted	$0.21	$0.20
Comprehensive income (loss)	$6,338	$6,305

Impact of 2013 Revision to previously reported consolidated annual results for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	As Previously Reported	As Revised	As Previously Reported	As Revised
Consolidated Statements of Operations and Comprehensive Income (Loss)
Income tax (expense) benefit	$(2,991)	$(3,181)	$13,420	$13,207
Net income (loss)	$12,756	$12,566	$23,679	$23,466
Net income (loss) per share — basic	$0.42	$0.41	$0.80	$0.79
Net income (loss) per share — diluted	$0.41	$0.41	$0.77	$0.77
Comprehensive income	$12,706	$12,516	$23,727	$23,514
Consolidated Statements of Cash Flows
Net income	$12,756	$12,566	$23,679	$23,466
Deferred taxes	$2,465	$2,738	$(13,827)	$(13,385)
Taxes paid related to net share settlement of equity awards	$(598)	$(597)	$(319)	$(319)

Impact of 2013 Revision to previously reported consolidated balance sheets as of December 31, 2012 and 2011:

	As of December 31, 2012		As of December 31, 2011
	As previously reported	As revised	As previously reported	As revised
Deferred tax assets	$11,377	$10,662	$12,960	$12,518
Total assets	$257,262	$256,547	$221,378	$220,936
Additional paid-in capital	$209,987	$209,675	$190,039	$189,810
Accumulated deficit	$(6,723)	$(7,126)	$(19,479)	$(19,692)
Total stockholders’ equity	$203,582	$202,867	$170,922	$170,480
Total liabilities and stockholders’ equity	$257,262	$256,547	$221,378	$220,936

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

During the years ended December 31, 2012, 2011 and 2010, there were no transfers between Level 1, Level 2 and Level 3.

The following tables present the Company’s fair value hierarchy for its assets which are measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	Fair Value Measurements at December 31, 2013 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$23,444	$—	$—	$23,444
U.S. Treasury Notes	27,035	—	—	27,035
Corporate and Agency Bonds	—	12,688	—	12,688
Commercial Paper	—	1,000	—	1,000

Total	$50,479	$13,688	$—	$64,167

	Fair Value Measurements at December 31, 2012 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$38,320	$—	$—	$38,320
U.S. Treasury Notes	10,158	—	—	10,158
Corporate and Agency Bonds	—	12,676	—	12,676
Certificates of Deposit	—	1,000	—	1,000
Commercial Paper	—	1,898	—	1,898

Total	$48,478	$15,574	$—	$64,052

The Company has a contingent consideration liability associated with the acquisition of SinglePlatform, Corp. (“SinglePlatform”), which has been assessed at $0 as of December 31, 2013 (see Note 4). Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of the contingent consideration liability uses assumptions and estimates to forecast a range of outcomes for the contingent consideration. The Company assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Changes in the fair value of the contingent consideration liability related to updated assumptions and estimates are recognized within the consolidated statements of operations.

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

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs as of the acquisition date of June 12, 2012:

Liability	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Contingent consideration	$12,152	Income approach— discounted cash flow	Revenue earn-out — probability of low case (scenario) for total revenue.	7.5%
			Revenue earn-out — probability of base case (scenario) for total revenue.	30%
			Revenue earn-out — probability of target case (scenario) for total revenue.	62.5%
			Discount rate for revenue earn-out	5.3%

As of December 31, 2012, the Company had revised its revenue forecasts inclusive of the three scenarios and none of the three revised revenue scenarios met the payout targets. Therefore, the fair value of the contingent consideration liability was estimated at $0 as of December 31, 2012. The first three revenue targets were not met and the Company does not believe the final revenue target (measured as of June 30, 2014) will be met. Therefore, the estimated fair value of the contingent consideration remained at $0 as of December 31, 2013.

Changes in the fair value of the Level 3 contingent consideration liability associated with the acquisition were as follows:

Contingent Consideration Liability
Balance at December 31, 2011	$—
Acquisition of SinglePlatform	12,152
Change in fair value of contingent consideration liability, included in acquisition costs and other related charges in 2012	(12,152)

Balance at December 31, 2012 and 2013	$—

The change in the fair value of the contingent consideration liability from the date of the SinglePlatform acquisition through December 31, 2012 resulted from reductions to the SinglePlatform revenue forecast scenarios. The revenue forecast scenarios were decreased due to SinglePlatform’s actual operating results and reduced productivity of its sales organization during 2012.

Fair Value Option for Financial Assets and Financial Liabilities

Authoritative guidance allows companies to choose to measure many financial instruments and certain other items at fair value. The Company has elected not to apply the fair value option to any of its financial assets or liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. The Company also considers receivables related to customer credit card purchases of $2,901 and $2,509 at December 31, 2013 and 2012, respectively, to be equivalent to cash. Cash equivalents are stated at fair value.

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

At December 31, 2013, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$27,022	13	$—	$27,035
Corporate and Agency Bonds	12,684	4	—	12,688
Commercial Paper	1,000	—	—	1,000

Total	$40,706	$17	$—	$40,723

At December 31, 2013, marketable securities consisted of investments that mature within one year with the exception of government treasuries and corporate and agency bonds with a fair value of $23,318, which have maturities within two years.

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

Concentration of Credit Risk and Significant Products and Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. At December 31, 2013 and 2012, the Company had substantially all cash balances at certain financial institutions without or in excess of federally insured limits, however, the Company maintains its cash balances and custody of its marketable securities with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the years ended December 31, 2013, 2012 and 2011, revenue from the Company’s email marketing product alone as a percentage of total revenue was approximately 84%, 85% and 88%, respectively. No customer accounted for more than 10% of total revenue during these years.

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

Foreign Currency Translation

The functional currency of the Company’s UK operations is deemed to be the British pound. Accordingly, the assets and liabilities of the Company’s UK subsidiary are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are charged to Other income (expense), net and were not material to the Company’s operations.

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

The following is a summary of the shares used in computing diluted net income per share:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Weighted average shares used in calculating basic net income per share	30,730	30,386	29,566
Stock options	524	581	1,075
Warrants	1	1	1
Unvested restricted stock and restricted stock units	101	35	29

Shares used in computing diluted net income per share	31,356	31,003	30,671

The Company excluded the following common stock equivalents from the computation of diluted net income per share because they had an anti-dilutive impact because the proceeds under the treasury stock method were in excess of the average fair market value for the period:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Options to purchase common stock	3,586	3,342	2,145
Unvested restricted stock and restricted stock units	176	110	37

Total options exercisable into common stock, restricted stock units issuable in common stock and restricted stock	3,762	3,452	2,182

Advertising Expense

The Company expenses advertising as incurred. Advertising expense was $39,796, $35,350 and $36,437 during the years ended December 31, 2013, 2012 and 2011, respectively.

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

3.    Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2013	2012
Computer equipment	$52,059	$44,794
Software	43,377	35,011
Furniture and fixtures	8,599	7,499
Leasehold improvements	11,657	9,015

Total property and equipment	115,692	96,319
Less: Accumulated depreciation and amortization	76,454	56,666

Property and equipment, net	$39,238	$39,653

Depreciation and amortization expense was $19,788, $17,331 and $14,076 for the years ended December 31, 2013, 2012 and 2011, respectively. During 2011, the Company disposed of and sold assets that had a gross book value of $5,019 and a net book value of $160 for proceeds of $81 for which the Company recognized a loss of $79.

The Company capitalized costs associated with the development of internal use software of $7,411, $6,673 and $4,790 included in Software line item above and recorded related amortization expense of $4,575, $3,383 and $2,477 (included in depreciation and amortization expense) during the years ended December 31, 2013, 2012 and 2011, respectively. The remaining net book value of capitalized software costs was $14,096 and $11,260 as of December 31, 2013 and 2012, respectively.

4.    Acquisitions

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

The following table presents the pro forma results of the historical consolidated statements of operations of the Company and Bantam Networks for the year ended December 31, 2011, giving effect to the merger as if it occurred on January 1, 2010:

Year ended December 31, 2011
Pro forma revenue	$214,420
Pro forma net income	$23,552

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

SinglePlatform

On June 12, 2012, the Company acquired by merger all of the outstanding capital stock of SinglePlatform. SinglePlatform provides small businesses a single place to update their business information and delivers that information across its publishing network. The Company purchased SinglePlatform in order to expand its product offerings and allow small organizations to engage their customers earlier in the customer lifecycle. The purchase price of $75,009 reflected a cash payment of $62,857 and a liability of $12,152 representing the fair value of contingent consideration of up to $30,000 payable to the former shareholders of SinglePlatform upon achievement by SinglePlatform of certain revenue targets. These revenue targets were to be measured in six month intervals from July 1, 2012 to June 30, 2014. If such targets are achieved, the consideration is payable in cash. Using a discounted cash flow method and a probability weighted estimate of future revenue, the Company recorded an estimated liability of $12,152 as of the acquisition date. The estimated undiscounted range of outcomes for the contingent consideration was $0 to $21,095 at the acquisition date. The first revenue target, assessed at December 31, 2012 was not met and, based on actual results and the impact to forecasted performance, the Company revised its revenue forecasts in 2012. Under the revised forecasts, no contingent consideration payments were to be made. Accordingly, the Company recorded a reduction to expenses of $12,152 in 2012 relating to this remeasurement of the fair value of the contingent liability. The reduction is included in acquisition costs and other related charges in the Company’s consolidated statement of operations for the year ended December 31, 2012. As of December 31, 2013, the second and third revenue target were also not met. As of December 31, 2013, the Company continues to estimate that no contingent consideration payments will be made. The Company will continue to assess the probability that the last remaining revenue target will be met and at what level, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled.

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

The following table presents the pro forma results of the historical consolidated statements of operations of the Company and SinglePlatform for the years ended December 31, 2012 and 2011, giving effect to the merger as if it occurred on January 1, 2011:

	Years ended December 31,
	2012	2011
Pro forma revenue	$252,618	$214,839
Pro forma net income	$11,173	$21,039

The pro forma net income presented primarily includes adjustments for amortization, elimination of transaction costs, interest income and income taxes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

Transaction costs related to the acquisitions were $0, $797 and $264 for the years ended December 31, 2013, 2012 and 2011, respectively, which the Company recorded as acquisition costs and other related charges. The operating expenses of the acquired entities have been included in the consolidated financial statements beginning on their respective acquisition dates but have not been disclosed as the Company does not account for the results of the acquired entities separate from its own results.

5.    Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $95,505 as of December 31, 2013 and 2012. Changes in goodwill related only to additional goodwill from the Company’s acquisitions of businesses.

Changes in goodwill are as follows:

Balance, December 31, 2011	18,935
Goodwill acquired during 2012	76,570

Balance, December 31, 2012 and 2013	$95,505

Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis. The Company completed its most recent annual impairment test of goodwill on November 30, 2013. To date, the Company has had no impairments of goodwill.

Intangible assets consist of the following:

	Estimated Useful Life	December 31, 2013			December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 years	$4,357	$2,336	$2,021	$4,357	$1,222	$3,135
Customer relationships	3.75 years	3,315	1,855	1,460	3,315	822	2,493
Publisher relationships	5 years	710	225	485	710	83	627
Trade name	5 years	570	181	389	570	67	503

		$8,952	$4,597	$4,355	$8,952	$2,194	$6,758

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

Amortization expense for intangible assets was $2,403, $1,672 and $333 for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of developed technology and publisher relationships is recorded within cost of revenue and the amortization of customer relationships and trade name is recorded within sales and marketing expense. Future estimated amortization expense for assets placed in service as of December 31, 2013 is as follows:

2014	2,196
2015	1,583
2016	470
2017	106

Total	$4,355

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

Share Repurchase Program

In the second quarter of 2013, the Board of Directors authorized the repurchase of up to $20,000 of the Company’s common stock through December 31, 2013. Under the authorization, shares could be repurchased from time to time in the open market or privately negotiated transactions in accordance with applicable securities and stock exchange rules. Through December 31, 2013, 285,900 shares of common stock were repurchased at an average price of $18.77 per share for a total cost of $5,366. As of December 31, 2013, the stock repurchase program has ended.

Stock-Based Awards

Stock Incentive Plan

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards with a maximum term of seven years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company reserved 4,200,000 shares of its common stock for issuance under the 2011 Plan. Additionally, per the terms of the 2011 Plan, shares of common stock previously reserved for issuance under the 2007 Stock Incentive Plan as well as shares reserved for outstanding awards under the 1999 Stock Option/Stock Issuance Plan for which the awards are cancelled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the 2011 Plan. Awards that are granted with a per share or per unit purchase price less than 100% of fair market value as of the date of grant (e.g., restricted stock and restricted stock unit awards) shall count towards the total number of shares reserved for issuance under the 2011 Plan on a two-for-one basis. As of December 31, 2013, 1,166,039 shares of common stock were available for issuance under the 2011 Plan.

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

If an award granted under the 2012 Inducement Plan expires or is terminated, surrendered or canceled without having been fully exercised or is forfeited in whole or in part (including as the result of shares of common stock subject to such award being repurchased by the Company) or otherwise results in any common stock not being issued, the unused common stock covered by such award will become available for issuance pursuant to a new award under the 2012 Inducement Plan. As of December 31, 2013, there were 76,117 shares of common stock available for issuance under the 2012 Inducement Plan.

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

Stock Options

During the years ended December 31, 2013, 2012 and 2011, the Company granted 875,975, 1,549,932 and 1,787,525 stock options, respectively, to certain employees and directors. The vesting of most of these awards is time-based and the restrictions typically lapse 25% after one year and quarterly thereafter for the next 36 months in the case of employees and 33% after one year and quarterly thereafter for the next 24 months in the case of directors.

Through December 31, 2013, stock options were granted with exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company bases fair value of common stock on the quoted market price.

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

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Weighted average risk-free interest rate	1.07%	0.81%	1.82%
Expected term (in years)	4.6	4.6	5.5
Weighted average expected volatility	51.14%	53.58%	52.15%
Expected dividends	0%	0%	0%

A summary of stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	5,510,254	$19.84	6.35	$5,730
Granted	875,975	16.64
Exercised	(671,596)	15.55
Forfeited	(700,650)	21.58

Balance at December 31, 2013	5,013,983	$19.61	5.57	$57,469

Vested and expected to vest at December 31, 2013	4,571,135	$19.61	5.49	$52,394
Exercisable at December 31, 2013	2,877,961	$19.15	5.27	$34,317

The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on December 31, 2012 and 2013, of $14.21 and $31.07 per share, respectively, and the exercise prices of the options.

The weighted average grant date fair value of stock options granted was $7.14, $9.55 and $12.08 per share for the years ended December 31, 2013, 2012 and 2011, respectively.

The total intrinsic value of stock options exercised was $6,168, $6,530 and $10,014 for the years ended December 31, 2013, 2012 and 2011, respectively.

Restricted Stock

The Company’s stock incentive plans provide for the award of restricted stock and restricted stock units.

The table below summarizes activity relating to restricted stock for 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2012	48,670	$21.17
Restricted shares vested	(15,784)	21.17
Restricted shares forfeited/cancelled	(32,886)	21.17

Unvested shares as of December 31, 2013	—	$—

Restricted Stock Units

During 2013, 2012 and 2011, the Company granted 371,415, 718,930 and 181,677 restricted stock units with a weighted average grant-date fair value of $22.63, $16.73 and $25.86, respectively. Upon vesting, the restricted stock units entitle the holder to one share of common stock for each restricted stock unit. All restricted stock units currently granted have been classified as equity instruments as their terms require settlement in shares. The aggregate intrinsic value of restricted stock units vested in 2013, 2012 and 2011 was $3,774, $1,485 and $794, respectively. Of the unvested restricted share units outstanding as of December 31, 2013, 522,046 are subject to time-based vesting, 251,845 are subject to performance-based vesting and 128,648 are subject to market-based vesting conditions. As of December 31, 2013, the Company estimates that 598,497 shares of restricted stock units with an intrinsic value of $18,475 and a weighted average remaining contractual term of 1.43 years will ultimately vest. A description of restricted stock units and the valuation methodologies used to value them are described below:

Restricted stock units with time-based vesting conditions

Time-based vesting restrictions lapse over two to four years. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares.

Restricted stock units with performance-based vesting conditions

In December 2012, the Company granted 152,302 restricted stock units that vest upon the achievement of at least two years of service and a targeted revenue run rate of $500,000 (the “2012 Revenue RSUs”). The 2012 Revenue RSUs will vest upon the achievement of both (i) a performance condition and (ii) a service condition. The performance condition will be satisfied if the Company achieves a specified quarterly revenue target over a specified measurement period. To satisfy the service condition, the employee must remain employed by the Company until the later of the applicable performance determination date and the second anniversary of the date of grant. The number of 2012 Revenue RSUs that will vest upon the achievement of the performance condition and the service condition will vary based on when the performance condition is satisfied, from a maximum of 100% of the number of target shares to a threshold of 25% of the number of target shares with no vesting, absent certain circumstances in a change of control of the Company, if the targeted threshold is not achieved. If the revenue targets are not achieved by March 31, 2017, the 2012 Revenue RSUs will expire unvested.

In December 2013, the Company granted 102,803 restricted stock units that vest upon the achievement of at least three years of service and a targeted compound annual growth rate in revenue for the year ended December 31, 2016 (the “2013 Revenue RSUs”). The 2013 Revenue RSUs will vest upon the achievement of both (i) a performance condition and (ii) a service condition. The performance condition will be satisfied if the Company achieves a specified compound annual growth rate in revenue over the specified measurement period. To satisfy the service condition, the employee must remain employed by the Company until the applicable performance determination date. The number of Revenue RSUs that will vest upon the achievement of the performance condition and the service condition will vary based on the actual compound annual growth rate in revenue, from a maximum of 125% of the number of target shares to a threshold of 50% of the number of target shares with no vesting, absent certain circumstances in a change of control of the Company, if the targeted threshold is not achieved. If the targets are not achieved by December 31, 2016, the 2013 Revenue RSUs will expire unvested.

Restricted stock units with performance-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares. At December 31, 2013, 224,645 of the 2012 Revenue RSUs and 2013 Revenue RSUs remain outstanding. At December 31, 2013, the Company also had outstanding 27,200 restricted stock units granted in prior years that contain performance-based vesting criteria.

Restricted stock units with market-based vesting conditions

In December 2012, the Company granted 95,188 restricted stock units that vest upon achievement of a total shareholder return relative to a peer group target (the “2012 TSR units”) measured over a three-year period that commenced December 4, 2012. The number of 2012 TSR units that will vest upon achievement of the target will vary based on the level of achievement from a maximum of 125% of the target shares, or 118,982, to a threshold of 50% of the target shares, or 47,594, with no vesting, absent certain circumstances in a change of control of the Company, if the threshold requirement is not achieved or the employee is no longer with the Company at the end of the three-year period. The 2012 TSR units are valued using a Monte Carlo simulation model. The number of units expected to vest, based on achievement of the 2012 TSR market condition, is factored into the grant date Monte Carlo valuation for the 2012 TSR units. Compensation cost is recognized regardless of the eventual number of units that vest based on the market condition. Expected volatility was based on historical volatility of the publicly traded stock of the peer group of companies, inclusive of the Company over the last three years. The risk-free interest rate was determined by reference to U.S. Treasury bond yields at or near the time of grant for three years.

In December 2013, the Company granted 52,498 restricted stock units that vest upon achievement of a total shareholder return relative to a peer group target (the “2013 TSR units”) measured over a three-year period that commenced December 3, 2013. The number of 2013 TSR units that will vest upon achievement of the target will vary based on the level of achievement from a maximum of 125% of the target shares, or 65,622, to a threshold of 50% of the target shares, or 26,249, with no vesting, absent certain circumstances in a change of control of the Company, if the threshold requirement is not achieved or the employee is no longer with the Company at the end of the three-year period. The 2013 TSR units are valued using a Monte Carlo simulation model. The number of units that are expected to vest, based on achievement of the 2013 TSR market condition, is factored into the grant date Monte Carlo valuation for the 2013 TSR units. Compensation cost is recognized regardless of the eventual number of units that vest based on the market condition. Expected volatility was based on historical volatility of the publicly traded stock of the peer group of companies, inclusive of the Company over the last three years. The risk-free interest rate was determined by reference to U.S. Treasury bond yields at or near the time of grant for three years.

The relevant assumptions used in the Monte Carlo simulation models include (but are not limited to) the following:

	2013	2012
Monte Carlo assumptions
Risk-free interest rate	0.58%	0.34%
Volatility	29.00% – 60.36%	27.64% – 62.45%

Compensation cost is recognized on a straight-line basis over the requisite service period. At December 31, 2013, 128,648 of the 2012 and 2013 TSR units remain outstanding.

The table below summarizes activity relating to all restricted stock units:

	Number of Shares Underlying Restricted Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2012	885,448	$17.40
Restricted units granted	371,415	22.63
Restricted units vested	(208,959)	21.37
Restricted units forfeited/cancelled	(145,365)	17.49

Unvested as of December 31, 2013	902,539	$18.58

Stock Purchase Plan

The Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), became effective upon the completion of the Company’s initial public offering. Six-month offering periods begin on January 1 and July 1 of each year during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. Prior to July 1, 2013, the per share purchase price for each offering was equal to 85% of the closing market price of the Company’s common stock on the last day of the offering period. Starting with the offering period that began on July 1, 2013, the per share purchase price for offerings is equal to the lesser of 85% of the closing market price of the Company’s common stock on the first day or last day of the offering period. During 2011, 41,677 shares of common stock were purchased for total proceeds to the Company of $859. During 2012, 78,081 shares of common stock were purchased for total proceeds to the Company of $1,053. During 2013, 79,456 shares of common stock were purchased for total proceeds to the Company of $1,089. On May 22, 2013, the Company’s stockholders approved an amendment to the Purchase Plan that increased the number of shares of common stock available for issuance under the Purchase Plan by 350,000. As of December 31, 2013, 381,135 shares of common stock were available for issuance to participating employees under the Purchase Plan.

Stock-Based Compensation

The Company recognized stock-based compensation expense on all awards in cost of revenue and operating expense categories as follows:

	Years Ended December 31,
	2013	2012	2011
Cost of revenue	$1,802	$1,758	$1,542
Research and development	3,359	3,733	3,221
Sales and marketing	3,741	3,187	2,588
General and administrative	5,829	5,596	4,357

	$14,731	$14,274	$11,708

The unrecognized compensation expense associated with outstanding stock options, restricted stock and restricted stock units at December 31, 2013 was $24,438, which is expected to be recognized over a weighted-average period of 2.54 years.

For the years ended December 31, 2013, 2012 and 2011, the Company recognized income tax benefits related to stock-based compensation expense of $5,507, $5,354 and $4,386, respectively, as a component in calculating its provision for income taxes.

Additionally, the Company capitalized $482, $785 and $670 of stock-based compensation expense related to the development of internal use software included in Property and equipment for the years ended December 31, 2013, 2012 and 2011, respectively.

7.    Income Taxes

The components of income tax expense (benefit) consisted of the following:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Current income tax expense (benefit)
Federal	$(76)	$52	$—
State	438	474	406

Total current income tax expense	362	526	406

Deferred income tax expense (benefit)
Federal	2,054	3,299	(8,402)
State	(1,160)	(644)	(5,211)

Total deferred income tax expense (benefit)	894	2,655	(13,613)

Total income tax expense (benefit)	$1,256	$3,181	$(13,207)

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended December 31,
	2013	2012	2011
Statutory rate	35%	35%	35%
Decrease in deferred tax asset valuation allowance	—	—	(154)
State taxes, net of federal benefit	5	2	5
Impact of permanent differences	3	3	2
Stock options	18	11	15
Tax credits	(49)	(6)	(17)
Impact of change in effective state tax rates	—	—	(3)
Provision to return adjustments	4	2	(8)
Change in the fair value of contingent consideration liability	—	(27)	—
Other	(1)	(1)	(4)

	15%	19%	(129)%

The Company had net deferred tax assets related to temporary differences and operating loss carry-forwards as follows:

	December 31,
	2013	2012
Deferred tax assets
Current:
Accrued expenses	$803	$609

Total current	803	609

Noncurrent:
Net operating loss carry-forwards	167	5,520
Research and development credit carry-forwards	11,826	8,068
Stock options	7,080	6,121
Other	62	39

Total noncurrent	19,135	19,748

Total deferred tax assets	19,938	20,357

Deferred tax liabilities-non-current
Capitalized research and development	(7,868)	(5,663)
Fixed assets	(72)	(1,304)
Intangible assets	(1,621)	(2,120)

Total deferred tax liabilities — non-current	(9,561)	(9,087)

Net deferred tax assets	$10,377	$11,270

The change in the valuation allowance in 2011 of $15,828 was due to the release of the valuation allowance in 2011. There were no changes to the valuation allowance for the years ended December 31, 2012 or 2013.

At December 31, 2013, the Company had federal and state net operating loss carry-forwards of approximately $33,500 and $849, respectively, which, if unused, expire at varying dates through 2033 for federal income tax purposes and at varying dates through 2018 for state income tax purposes. At December 31, 2013, $30,982 of federal net operating loss carry-forwards and $849 of state net operating loss carry-forwards relate to deductions for stock option compensation for which the associated tax benefit will be credited to additional paid-in capital when realized. This amount is tracked separately and not included in the Company’s deferred tax assets.

At December 31, 2013, the Company had federal and state research and development credit carry-forwards of $7,475 and $5,524, respectively, which, if unused, will expire at varying dates through 2033 for federal income tax purposes and at varying dates through 2028 for state income tax purposes. Additionally, the Company has $1,169 of Massachusetts investment tax credits, which, if unused, will expire at varying dates through 2015.

The American Taxpayer Relief Act of 2012 (the “Act”) was enacted on January 2, 2013. The Act retroactively reinstated the federal research and development credit from January 1, 2012, through December 31, 2013. As a result of the change in the tax law, the Company recognized a benefit of $1,324 to income tax expense in the first quarter of 2013, the quarter in which the law was enacted for certain expenses incurred in 2012.

The Company had not recorded any amounts for unrecognized tax benefits as of December 31, 2013, 2012 or 2011.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of December 31, 2013 and 2012, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2010 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carry-forwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years.

The Company has performed an analysis of its changes in ownership under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and has determined that any ownership changes which have occurred do not result in a permanent limitation on usage of the Company’s federal and state net operating losses.

8.    Accrued Expenses

	December 31,
	2013	2012
Payroll and payroll related	$4,106	$3,800
Licensed software and maintenance	1,197	1,627
Marketing programs	575	1,197
Other accrued expenses	5,025	4,179

	$10,903	$10,803

9.    401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company elected to make matching contributions for the plan years ending December 31, 2013, 2012 and 2011 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s compensation.

The Company made matching contributions of an aggregate of $2,937, $2,457 and $1,955 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

At December 31, 2013 and 2012, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $634 at December 31, 2013, of which $128 was included in prepaid expenses and other current assets and $506 was included in other assets. The accrued rent balance was $2,239 at December 31, 2013, of which $351 was included in accrued expenses and $1,888 was included in other long-term liabilities. The prepaid rent balance was $1,725 at December 31, 2012, of which $302 was included in prepaid expenses and other current assets and $1,423 was included in other assets. The accrued rent balance was $2,154 at December 31, 2012, of which $282 was included in accrued expenses and $1,872 was included in other long-term liabilities.

Total rent expense under office leases was $8,149, $7,102 and $6,163 for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, future minimum lease payments under noncancelable office leases are as follows:

2014	$8,354
2015	9,238
2016	10,194
2017	10,153
2018	9,747
Thereafter	30,954

Total	$78,640

Third-Party Hosting Agreements

The Company has agreements with two affiliated vendors to provide specialized space and equipment and related services from which the Company hosts its software applications.

Payment escalations and rent holidays specified in these agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. At December 31, 2013 and 2012, the Company had both prepaid rent and accrued rent balances related to these agreements. At December 31, 2013, the Company had prepaid rent of $861, of which $360 was included in prepaid expenses and other current assets and $501 was included in other assets. The accrued rent balance of $173 was included in other long-term liabilities. At December 31, 2012, the Company had prepaid rent of $1,120, of which $259 was included in prepaid expenses and other current assets and $861 was included in other assets. The accrued rent balance of $138 was included in other long-term liabilities.

Total rent expense under hosting agreements was $4,038, $4,073 and $3,573 for the years ended December 31, 2013, 2012 and 2011, respectively.

The agreements include payment commitments that expire at various dates through mid-2017. As of December 31, 2013, future minimum payments under the agreements are as follows:

2014	$3,828
2015	3,938
2016	4,049
2017	775

Total	$12,590

Vendor Commitments

As of December 31, 2013, the Company had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling $16,540 related primarily to marketing programs and other non-marketing goods and services to be delivered during 2014.

Letters of Credit and Restricted Cash

As of December 31, 2012, the Company maintained a letter of credit totaling $750 for the benefit of the landlord of the Company’s corporate headquarters lease. The landlord can draw against the letter of credit in the event of default by the Company. In connection with a lease amendment signed in December 2012, the Company agreed to increase the amount of the letter of credit to $1,300 in 2013. Additionally, the Company agreed to increase the amount of the letter of credit at future points to a maximum amount of $1,875 if certain financial tests have not been met. The Company was required to maintain a cash balance of at least $1,300 and $750 as of December 31, 2013 and 2012, respectively, to secure the letter of credit. These amounts were classified as restricted cash in the balance sheet at December 31, 2013 and 2012.

Contingent Consideration

The former shareholders of SinglePlatform were eligible to receive consideration of up to $30,000, which was contingent on the achievement of certain revenue targets within the period from July 1, 2012 to June 30, 2014, measured in six month intervals. If such conditions were achieved, the consideration would have been payable in cash. As of December 31, 2013, the first three targets had not been met. Additionally, the Company does not believe the final target will be met. Accordingly, the Company’s accrual for this contingency as of December 31, 2013 was $0.

Indemnification Obligations

The Company enters into standard indemnification agreements with the Company’s partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of December 31, 2013, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

Legal Matters

On August 7, 2012, two former employees, on behalf of themselves and all other similarly situated individuals (collectively, the “FLSA Plaintiffs”), filed a complaint in the U.S. District Court for the District of Massachusetts

that named the Company as a defendant in a lawsuit. The complaint, which was served on the Company on August 9, 2012, alleged that the Company violated the Fair Labor Standards Act and the Massachusetts overtime law with respect to certain current and former sales employees. The FLSA Plaintiffs sought an award for damages in an unspecified amount. The Company and counsel for the FLSA Plaintiffs participated in a court-sanctioned mediation session with an independent mediator in March 2013 and, during the three months ended March 31, 2013, the Company recorded an accrual of $820. In July 2013, the Company and the FLSA Plaintiffs executed a settlement agreement that would terminate the litigation and settle all pending claims against the Company in exchange for an aggregate payment of $800. The U.S. District Court approved the settlement and settlement payments were distributed to all FLSA Plaintiffs in the fourth quarter of 2013.

On September 24, 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited (collectively, “RPost”) filed a complaint in the U.S. District Court for the Eastern District of Texas that named the Company as a defendant in a lawsuit. The complaint, which was served on the Company on December 26, 2012, alleges that certain elements of the Company’s email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. On February 11, 2013, RPost amended its complaint to name five of the Company’s partners as defendants. Under the Company’s contractual agreements with these partners, the Company is obligated to indemnify them for claims related to patent infringement. The Company filed a motion to sever and stay the claims against its partners and multiple motions to dismiss the claims against the Company. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy court actions involving RPost, to which the Company is not a party. RPost has asked the court to reconsider the order to stay the case. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, the Company believes that it has meritorious defenses to any claim of infringement and intends to defend itself vigorously.

On November 14, 2012, the Company filed a complaint in the U.S. District Court for the District of Delaware against Umbanet, Inc. (“Umbanet”) seeking a declaratory judgment that two patents held by Umbanet (the “Umbanet Patents”) are not infringed by a customer’s use of the Company’s email marketing product and that such patents are invalid (the “Delaware Case”). The Company filed the Delaware Case in response to a complaint filed by Umbanet in the U.S. District Court for the District of New Jersey against one of the Company’s customers alleging that the customer’s use of the Company’s email marketing product infringed the Umbanet Patents (the “New Jersey Case”). Umbanet filed a motion in the Delaware Case seeking to dismiss the complaint or, in the alternative, stay the case pending resolution of the New Jersey Case. The Company filed a motion in the New Jersey Case seeking to stay the case pending resolution of the Delaware Case. In January 2014, the judge in the New Jersey Case ordered that the case should proceed notwithstanding the pending Delaware Case. These litigation matters are in a very early stage. As a result, neither the ultimate outcome of these matters nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, the Company believes that it has meritorious defenses to any claim of infringement and intends to pursue these matters vigorously.

On March 7, 2013, CreateAds LLC (“CreateAds”) filed a complaint in the U.S. District Court for the District of Delaware that named the Company as a defendant in a lawsuit. The complaint, which was served on the Company on March 8, 2013, alleges that certain elements of the Company’s email marketing technology infringe a patent held by CreateAds. CreateAds seeks an award for damages in an unspecified amount and injunctive relief. The Company filed a motion to dismiss the complaint. In February 2014, the case was stayed pending a decision by the United States Supreme Court in the appeal of a patent case with issues very similar to the ones pending in the Company’s motion to dismiss. Following the Supreme Court’s decision, which is expected in June 2014, the district court will decide the Company’s motion to dismiss the CreateAds complaint. This litigation is in its very early stages. As a result, neither the ultimate outcome of this matter nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, the Company believes that it has meritorious defenses to any claim of infringement and intends to defend the lawsuit vigorously.

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

11.    Quarterly Information (Unaudited)

	Three Months Ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
Statements of Operations Data:
Revenue	$74,931	$72,039	$70,208	$68,205	$66,298	$63,846	$62,072	$59,938
Gross profit	54,279	51,561	49,630	48,297	47,506	45,124	43,638	42,339
Income (loss) from operations(1)	5,498	5,508	(98)	(2,613)	7,805	8,531	(406)	(414)
Net income (loss)(1)	4,516	3,320	32	(654)	6,222	6,621	(472)	195
Basic net income (loss) per share(1)	$0.15	$0.11	$0.00	$(0.02)	$0.20	$0.22	$(0.02)	$0.01
Diluted net income (loss) per share(1)	$0.14	$0.11	$0.00	$(0.02)	$0.20	$0.21	$(0.02)	$0.01

(1)	Comparability affected by a change (benefit) in the fair value of a contingent consideration liability of $6,094 and $6,058 in the third and fourth quarters of 2012, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2013, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework).

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2013 based on the specified criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2013.

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

Information required by this item is incorporated by reference from the information in our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item and from Part II, Item 5 of this Annual Report on Form 10-K is incorporated by reference from the information in our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information in our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2013.

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

CONSTANT CONTACT, INC.

Date: March 5, 2014	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gail F. Goodman Gail F. Goodman	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 5, 2014

/s/ Thomas Anderson Thomas Anderson	Director	March 5, 2014

/s/ Robert P. Badavas Robert P. Badavas	Director	March 5, 2014

/s/ John Campbell John Campbell	Director	March 5, 2014

/s/ William S. Kaiser William S. Kaiser	Director	March 5, 2014

/s/ Daniel T. H. Nye Daniel T. H. Nye	Director	March 5, 2014

/s/ Sharon T. Rowlands Sharon T. Rowlands	Director	March 5, 2014

/s/ Jay Herratti Jay Herratti	Director	March 5, 2014

/s/ Harpreet S. Grewal Harpreet S. Grewal	Executive Vice President and Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 5, 2014

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the Securities and Exchange Commission, or SEC, on September 4, 2007.

3.2	Second Amended and Restated Bylaws of the Company.	Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

10.1#	1999 Stock Option/Stock Issuance Plan, as amended.	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on July 6, 2007.

10.2#	Form of Non-Qualified Stock Option Agreement with Executive Officers under the 1999 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on July 6, 2007.

10.3#	Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on July 6, 2007.

10.4#	Constant Contact, Inc. 2007 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

10.5#	Forms of Incentive Stock Option Agreements, under the 2007 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

10.6#	Forms of Non-Qualified Stock Option Agreements, under the 2007 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

10.7#	Constant Contact, Inc. 2007 Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

10.8	Form of Director and Officer Indemnification Agreement.	Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

10.9	Form of Indemnification Agreement between the Company and certain entities that sold stock in the Company’s initial public offering.	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 12, 2007.

Exhibit No.	Description	Location

10.10	Lease, dated as of May 30, 2008, between the Company and McWhinney 409CC, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2008.

10.11#	Amendment No. 1 to the Constant Contact, Inc. 2007 Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 13, 2008.

10.12	First Amendment to Lease, dated as of October 8, 2008, between the Company and McWhinney 409CC, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008.

10.13	Loan and Security Agreement, dated February 27, 2003, as amended, between the Company and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on July 6, 2007.

10.14	Lease, dated May 29, 2009, between the Company and Boston Properties Limited Partnership.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2009.

10.15#	Amendment No. 2 to the Constant Contact, Inc. 2007 Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2009.

10.16	First Amendment to Lease dated as of May 3, 2010 by and between BP Reservoir Place LLC (as successor-in-interest to Boston Properties Limited Partnership) and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 4, 2010.

10.17#	Letter Agreement, dated as of May 25, 2010, between the Company and Harpreet S. Grewal.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2010.

10.18#	Form of Executive Restricted Stock Unit Agreement (Time-Based Vesting) under the 2007 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 3, 2010.

10.19#	Restricted Stock Unit Agreement (Performance-Based Vesting) dated September 1, 2010 between the Company and Harpreet S. Grewal.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 3, 2010.

10.20	Second Amendment to Lease dated as of September 13, 2010 by and between BP Reservoir Place LLC (as successor-in-interest to Boston Properties Limited Partnership) and the Company.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 3, 2010.

10.21#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Gail F. Goodman.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2010.

Exhibit No.	Description	Location

10.22#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Ellen M. Brezniak.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2010.

10.23#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Harpreet S. Grewal.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2010.

10.24#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Christopher M. Litster.	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2010.

10.25#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Robert P. Nault.	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2010.

10.26#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Robert D. Nicoson.	Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2010.

10.27	Turn Key Datacenter Lease dated as of December 31, 2010 between Digital Alfred, LLC and the Company.	Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 9, 2011.

10.28	Datacenter Lease dated as of January 1, 2011 between Digital 55 Middlesex, LLC and the Company.	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 9, 2011.

10.29#	Form of Performance Stock Option Agreement (Customer-Based), under the 2007 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 9, 2011.

10.30	Asset Purchase Agreement dated as of February 15, 2011 between the Company and Bantam Networks, LLC.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 16, 2011.

10.31	First Amendment to Turn Key Datacenter Lease dated as of March 1, 2011 between the Company and Digital Alfred, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 2, 2011.

10.32#	Constant Contact, Inc. 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-174621), filed with the Securities and Exchange Commission on May 31, 2011.

10.33#	Form of Incentive Stock Option Agreement (non-executive officers) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

Exhibit No.	Description	Location

10.34#	Form of Incentive Stock Option Agreement (executive officers) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.35#	Form of Non-Statutory Stock Option Agreement (non-executive officers) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.36#	Form of Non-Statutory Stock Option Agreement (executive officers) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.37#	Form of Restricted Stock Unit Agreement (executive officers; time-based) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.38#	Form of Non-Statutory Stock Option Agreement (directors; initial grant) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.39#	Form of Non-Statutory Stock Option Agreement (directors; annual grant) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.40#	Form of Non-Statutory Stock Option Agreement (directors; discretionary grant) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.41#	Form of Restricted Stock Unit Agreement (non-executive officers; performance-based—contacts) under the 2007 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

10.42#	Letter Agreement dated March 24, 2011 between the Company and Rick Jensen.	Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

10.43#	Executive Severance Agreement, dated as of May 2, 2011, between the Company and Rick Jensen.	Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

10.44	Second Amendment to Turn Key Datacenter Lease dated as of December 15, 2011 between the Company and Digital Alfred, LLC.	Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

10.45#	Executive Severance Agreement, dated as of October 25, 2011, between the Company and David Gilbertson.	Incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

10.46#	Form of Restricted Stock Unit Agreement (executive officers; performance-based—SaveLocal) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

Exhibit No.	Description	Location

10.47#	Executive Severance Agreement, dated as of December 12, 2011, between the Company and Joel Hughes.	Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

10.48#	Form of Restricted Stock Unit Agreement (non-executive officers: time-based-transaction) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

10.49	First Amendment to Datacenter Lease dated as of May 11, 2012 by and between Digital 55 Middlesex, LLC and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 17, 2012.

10.50	55 Middlesex Turnpike Office Space Rider dated as of May 11, 2012 by and between Digital 55 Middlesex, LLC and the Company.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 17, 2012.

10.51#	Constant Contact, Inc. 2012 Inducement Award Plan.	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (File No. 333-182083), filed with the Securities and Exchange Commission on June 13, 2012.

10.52	Agreement and Plan of Merger, dated as of June 12, 2012, by and among the Company, Match Acquisition Corporation, SinglePlatform, Corp. and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as Stockholder Representative.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.

10.53#	Form of Stock Option Agreement under the Constant Contact 2012 Inducement Award Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.

10.54#	Form of Restricted Stock Unit Agreement under the Constant Contact, Inc. 2012 Inducement Award Plan for Wiley Cerilli.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.

10.55#	Form of Restricted Stock Unit Agreement under the Constant Contact, Inc. 2012 Inducement Award Plan for Key Employees.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.

10.56	Lease and related Work Letter Agreement dated as of May 29, 2012 by and between the Company and Edward J. Conner.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 1, 2012.

10.57	Third Amendment to Lease dated as of April 1, 2012 by and between BP Reservoir Place LLC (as successor-in-interest to Boston Properties Limited Partnership) and the Company.	Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 1, 2012.

Exhibit No.	Description	Location

10.58	Fourth Amendment to Lease dated as of December 27, 2012 by and between BP Reservoir Place LLC (as successor in interest to Boston Properties Limited Partnership) and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2013.

10.59#	Executive Severance Agreement effective as of June 21, 2012 by and among the Company and Kenneth J. Surdan.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2013.

10.60#	Form of Restricted Stock Unit Agreement (for Executives) under the Constant Contact, Inc. 2011 Stock Incentive Plan (Performance-Based Vesting (Revenue); Double Trigger).	Incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.61#	Form of Restricted Stock Unit Agreement (for Executives) under the Constant Contact, Inc. 2011 Stock Incentive Plan (Performance-Based Vesting (Total Shareholder Return); Double Trigger).	Incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.62#	Form of Nonstatutory Stock Option Agreement (for Executives) Granted Under the Constant Contact, Inc. 2011 Stock Incentive Plan (Double Trigger).	Incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.63#	Form of Incentive Stock Option Agreement (for Executives) Granted Under the Constant Contact, Inc. 2011 Stock Incentive Plan (Double Trigger).	Incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.64#	Form of Restricted Stock Unit Agreement (for Employees) under the Constant Contact, Inc. 2011 Stock Incentive Plan (Time-Based Vesting; Alternate Version 1—Single Vest Date).	Incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.65#	Form of Restricted Stock Unit Agreement (for Employees) under the Constant Contact, Inc. 2011 Stock Incentive Plan (Time-Based Vesting; Alternate Version 2—Multiple Vest Dates).	Incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.66#	Constant Contact, Inc. 2013 Executive Cash Incentive Bonus Plan.	Incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

Exhibit No.	Description	Location

10.67	Agreement of Lease dated as of April 30, 2013 by and between Constant Contact, Inc. and Battery Commercial Associates LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on July 31, 2013.

10.68#	Form of Restricted Stock Unit Agreement (for Executives) under the Constant Contact, Inc. 2011 Stock Incentive Plan (Performance-Based Vesting (Revenue CAGR); Double Trigger).	Filed herewith.

10.69#	Form of Restricted Stock Unit Agreement (for Executives) under the Constant Contact, Inc. 2011 Stock Incentive Plan (Performance-Based Vesting (Total Shareholder Return—2013); Double Trigger).	Filed herewith.

10.70#	Form of Restricted Stock Unit Agreement (for Executives) under the Constant Contact, Inc. 2011 Stock Incentive Plan (Time-Based Vesting; Double Trigger).	Filed herewith.

10.71#	Constant Contact, Inc. 2014 Executive Cash Incentive Bonus Plan.	Filed herewith.

21.1	Subsidiaries of the Company.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101INS	XBRL Instance Document.	Filed herewith.

Exhibit No.	Description	Location

101SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

#	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

*	This certification accompanies this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to liability under that section. This certification shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.