Form 10-Q
period 2014-03-31
Constant Contact, Inc.
filed 2014-05-07
CIK 1405277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2014, there were 31,390,030 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information

Item 1. Financial Statements

Constant Contact, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$87,059	$82,478
Marketable securities	43,760	40,723
Accounts receivable, net of allowance for doubtful accounts	136	180
Prepaid expenses and other current assets	10,843	9,175

Total current assets	141,798	132,556
Property and equipment, net	39,873	39,238
Restricted cash	1,300	1,300
Goodwill	95,505	95,505
Acquired intangible assets, net	3,788	4,355
Deferred taxes	9,574	9,574
Other assets	2,358	2,345

Total assets	$294,196	$284,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,519	$6,783
Accrued expenses	11,967	10,903
Deferred revenue	37,326	35,256

Total current liabilities	55,812	52,942
Other long-term liabilities	1,962	2,060

Total liabilities	57,774	55,002

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 31,368,389 and 31,203,585 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	314	312
Additional paid-in capital	235,160	229,457
Accumulated other comprehensive income	12	14
Retained earnings	936	88

Total stockholders’ equity	236,422	229,871

Total liabilities and stockholders’ equity	$294,196	$284,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2014	2013
Revenue	$78,874	$68,205
Cost of revenue	21,727	19,908

Gross profit	57,147	48,297

Operating expenses:
Research and development	13,074	10,268
Sales and marketing	32,800	30,802
General and administrative	10,120	9,840

Total operating expenses	55,994	50,910

Income (loss) from operations	1,153	(2,613)
Interest and other income (expense), net	23	(29)

Income (loss) before income taxes	1,176	(2,642)
Income tax (expense) benefit	(328)	1,988

Net income (loss)	$848	$(654)

Net income (loss) per share:

Basic	$0.03	$(0.02)
Diluted	$0.03	$(0.02)

Weighted average shares outstanding used in computing per share amounts:

Basic	31,289	30,630
Diluted	32,442	30,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Net income (loss)	$848	$(654)

Other comprehensive loss:
Net unrealized gains (losses) on marketable securities	(3)	3
Translation adjustment	1	(4)

Total other comprehensive loss	(2)	(1)

Comprehensive income (loss)	$846	$(655)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash flows from operating activities
Net income (loss)	$848	$(654)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,911	5,115
Amortization of premiums on investments	55	70
Stock-based compensation expense	3,914	3,541
Provision for (recovery of) bad debts	5	(2)
Deferred income taxes	—	(1,988)
Income tax benefit from the exercise of stock options	(226)	(6)
Taxes paid related to net share settlement of restricted stock units	(751)	(285)
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	39	25
Prepaid expenses and other current assets	(1,463)	(3,186)
Other assets	(13)	157
Accounts payable	(264)	(1,300)
Accrued expenses	1,064	5,360
Deferred revenue	2,070	2,101
Other long-term liabilities	(98)	60

Net cash provided by operating activities	11,091	9,008

Cash flows from investing activities
Purchases of marketable securities	(15,963)	(1,909)
Proceeds from maturities of marketable securities	12,865	8,634
Proceeds from sales of marketable securities	—	4,000
Increase in restricted cash	—	(550)
Acquisition of property and equipment, including costs capitalized for development of internal use software	(5,929)	(4,744)

Net cash provided by (used in) investing activities	(9,027)	5,431

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to the exercise of stock options	2,290	182
Income tax benefit from the exercise of stock options	226	6

Net cash provided by financing activities	2,516	188

Effects of exchange rates on cash	1	(2)

Net increase in cash and cash equivalents	4,581	14,625
Cash and cash equivalents, beginning of period	82,478	67,775

Cash and cash equivalents, end of period	$87,059	$82,400

Supplemental disclosure of noncash investing activities:
Capitalization of stock-based compensation	$50	$166

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

The condensed consolidated balance sheet at December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2014 and consolidated results of operations for the three months ended March 31, 2014 and 2013 and consolidated cash flows for the three months ended March 31, 2014 and 2013 have been made. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2014.

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

Concentration of Credit Risk and Significant Products and Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of March 31, 2014 and December 31, 2013, the Company had substantially all cash and investment balances at certain financial institutions without or in excess of federally insured limits, however, the Company maintains its cash balances and custody of its marketable securities with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the three months ended March 31, 2014 and 2013, revenue from the Company’s email marketing product alone as a percentage of total revenue was approximately 84% and 85%, respectively. No customer accounted for more than 10% of total revenue during these periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. The Company also considers receivables related to customer credit card purchases of $3,034 and $2,901 as of March 31, 2014 and December 31, 2013, respectively, to be equivalent to cash. Cash equivalents are stated at fair value.

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

At March 31, 2014, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$20,001	$16	$—	$20,017
Corporate and Agency Bonds	22,351	7	(12)	22,346
Commercial Paper	1,397	—	—	1,397

Total	$43,749	$23	$(12)	$43,760

At March 31, 2014, marketable securities consisted of investments that mature within one year with the exception of government treasuries and corporate and agency bonds with a fair value of $21,964, which have maturities within two years.

At December 31, 2013, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$27,022	$13	$—	$27,035
Corporate and Agency Bonds	12,684	4	—	12,688
Commercial Paper	1,000	—	—	1,000

Total	$40,706	$17	$—	$40,723

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

The following tables present the Company’s fair value hierarchy for its cash equivalents and marketable securities, which are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	Fair Value Measurements at March 31, 2014 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$20,445	$—	$—	$20,445
U.S. Treasury Notes	20,017	—	—	20,017
Corporate and Agency Bonds	—	22,346	—	22,346
Commercial Paper	—	1,397	—	1,397

Total	$40,462	$23,743	$—	$64,205

	Fair Value Measurements at December 31, 2013 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$23,444	$—	$—	$23,444
U.S. Treasury Notes	27,035	—	—	27,035
Corporate and Agency Bonds	—	12,688	—	12,688
Commercial Paper	—	1,000	—	1,000

Total	$50,479	$13,688	$—	$64,167

The Company has a contingent consideration liability associated with the acquisition of SinglePlatform in June 2012, which has been assessed at $0 as of December 31, 2013 and March 31, 2014. Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of the contingent consideration liability uses assumptions and estimates to forecast a range of outcomes for the contingent consideration. The Company assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Changes in the fair value of the contingent consideration liability related to updated assumptions and estimates are recognized within the consolidated statements of operations. The first three revenue targets were not met and the Company does not believe the final revenue target (measured as of June 30, 2014) will be met.

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

The following is a summary of the shares used in computing diluted net income (loss) per share:

(in thousands)
	Three months ended March 31,
	2014	2013

Weighted average shares used in calculating basic net income (loss) per share	31,289	30,630
Stock options	1,029	—
Warrants	1	—
Unvested restricted stock and restricted stock units	123	—

Shares used in computing diluted net income (loss) per share	32,442	30,630

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share because they had an anti-dilutive impact either because the proceeds under the treasury stock method were in excess of the average fair market value for the period or because the Company had a net loss in the period:

(in thousands)
	Three months ended
	March 31,
	2014	2013

Options to purchase common stock	1,031	5,538
Unvested restricted stock and restricted stock units	268	588
Warrants to purchase common stock	—	1

Total options and warrants exercisable into common stock, restricted stock units issuable in common stock and restricted stock	1,299	6,127

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

3. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $95,505 at March 31, 2014 and December 31, 2013. Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired.

Intangible assets consist of the following:

		March 31, 2014			December 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 years	$4,357	$2,619	$1,738	$4,357	$2,336	$2,021
Customer relationships	3.75 years	3,315	2,076	1,239	3,315	1,855	1,460
Publisher relationships	5 years	710	260	450	710	225	485
Trade name	5 years	570	209	361	570	181	389

		$8,952	$5,164	$3,788	$8,952	$4,597	$4,355

The Company amortizes the intangible assets over the estimated useful lives noted above. Amortization of the developed technology and publisher relationships assets is on a straight-line basis as the pattern of consumption of the economic benefits of the intangible assets cannot be reliably determined. The Company also amortizes the trade name asset over its estimated useful life on a straight-line basis as the straight-line basis is not materially different than the pattern of consumption of economic benefit basis. Customer relationships are amortized over their useful life based on the pattern of consumption of economic benefit of the asset. Amortization commences once the asset has been placed in service. Amortization expense for intangible assets was $567 and $560 for the three months ended March 31, 2014 and 2013, respectively. Amortization relating to developed technology and publisher relationships is recorded within cost of revenue and amortization of customer relationships and trade name is recorded within sales and marketing expense. Future estimated amortization expense for intangible assets as of March 31, 2014 is as follows:

Remainder of 2014	$1,628
2015	1,583
2016	470
2017	107

Total	$3,788

4. Stock-Based Awards

Stock Incentive Plan

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards with a maximum term of seven years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company reserved 4,200,000 shares of its common stock for issuance under the 2011 Plan. Additionally, per the terms of the 2011 Plan, shares of common stock previously reserved for issuance under the 2007 Stock Incentive Plan as well as shares reserved for outstanding awards under the 1999 Stock Option/Stock Issuance Plan for which the awards are cancelled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the 2011 Plan. Awards that are granted with a per share or per unit purchase price less than 100% of fair market value as of the date of grant (e.g., restricted stock and restricted stock unit awards) shall count towards the total number of shares reserved for issuance under the 2011 Plan on a two-for-one basis. As of March 31, 2014, 1,067,381 shares of common stock are available for issuance under the 2011 Plan.

Inducement Award Plan

The Company’s 2012 Inducement Award Plan (the “2012 Inducement Plan”) provides for the grant of non-statutory stock options and restricted stock unit awards as an inducement to an individual’s entering into employment with the Company or in connection with an acquisition. The Company may issue up to an aggregate of 257,780 shares of common stock pursuant to the 2012 Inducement Plan, subject to adjustment in the event of stock splits and other similar events. Shares issued under the 2012 Inducement Plan may consist in whole or in part of authorized but unissued shares or may be issued shares that the Company has reacquired (provided that open market purchases of shares using the proceeds from the exercise of awards do not increase the number of shares available for future grants). Options granted under the 2012 Inducement Plan must be granted at an exercise price that is not less than 100% of the fair market value of the common stock on the date of grant and may not be granted for a term in excess of seven years.

If an award granted under the 2012 Inducement Plan expires or is terminated, surrendered or canceled without having been fully exercised or is forfeited in whole or in part (including as the result of shares of common stock subject to such award being repurchased by the Company) or otherwise results in any common stock not being issued, the unused common stock covered by such award will become available for issuance pursuant to a new award under the 2012 Inducement Plan. As of March 31, 2014, there are 77,711 shares of common stock available for issuance under the 2012 Inducement Plan. On April 1, 2014, the Company’s board of directors voted to terminate the 2012 Inducement Plan. As a result, no additional awards will be granted under this plan.

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

Stock Options

The Company grants stock options to certain employees and directors. The vesting of most of these awards is time-based and the restrictions typically lapse 25% after one year and quarterly thereafter for the next 36 months in the case of employees and 33% after one year and quarterly thereafter for the next 24 months in the case of directors.

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

Restricted stock units with service-based vesting and service-based and performance-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares. Service-based vesting restrictions lapse over periods generally ranging from two to four years. Restricted stock units with both service-based and performance-based vesting conditions consist of restricted stock units which vest upon the achievement of minimum number of years of service and a targeted revenue run rate (the “ 2012 Revenue RSUs”) or a compounded annual growth rate in revenue over a specified period of time (the “ 2013 Revenue RSUs”). The number of 2012 Revenue RSUs that will vest upon the achievement of the performance condition and the service condition will vary based on when the performance condition is satisfied, from a maximum of 100% of the number of target shares to a threshold of 25% of the number of target shares with no vesting, absent certain circumstances in a change of control of the Company, if the targeted threshold is not achieved. If the revenue targets are not achieved by March 31, 2017, the 2012 Revenue RSUs will expire unvested. The number of 2013 Revenue RSUs that will vest upon the achievement of the performance condition and the service condition will vary based on the actual compound annual growth rate in revenue, from a maximum of 125% of the number of target shares to a threshold of 50% of the number of target shares with no vesting, absent certain circumstances in a change of control of the Company, if the targeted threshold is not achieved. If the targets are not achieved by December 31, 2016, the 2013 Revenue RSUs will expire unvested. The Company also has outstanding a small number of restricted stock units with other performance-based vesting criteria.

Restricted stock units with market-based vesting conditions consist of restricted stock units which vest upon achievement of Total Shareholder Return targets (the “TSR units”). The number of TSR units that will vest upon achievement of the Total Shareholder Return target will vary based on the level of achievement from a maximum of 125% of the target shares to a threshold of 50% of the target shares with no vesting, absent certain circumstances in a change of control of the Company, if the threshold requirements are not achieved or the employee is no longer with the Company at the end of the measurement period. The TSR units are valued using a Monte Carlo simulation model. The number of awards expected to be earned, based on achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation for the TSR unit. Compensation cost is recognized regardless of the eventual number of awards that are earned based on the market condition and is recognized on a straight-line basis over the requisite service period.

Stock Purchase Plan

Under the Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), six-month offering periods begin on January 1 and July 1 of each year during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. Prior to July 1, 2013, the per share purchase price for each offering was equal to 85% of the closing market price of the Company’s common stock on the last day of the offering period. Starting with the offering period that began on July 1, 2013, the per share purchase price for offerings is equal to the lesser of 85% of the closing market price of the Company’s common stock on the first day or last day of the offering period. As of March 31, 2014, 381,135 shares of common stock are available for issuance to participating employees under the Purchase Plan.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three months ended
	March 31,
	2014	2013
Cost of revenue	$442	$399
Research and development	1,020	831
Sales and marketing	1,032	984
General and administrative	1,420	1,327

	$3,914	$3,541

The Company capitalized approximately $50 and $166 of stock-based compensation related to the development of internal use software for the three months ended March 31, 2014 and 2013, respectively.

5. Income Taxes

For the three months ended March 31, 2014 and 2013, the Company recorded an income tax expense of $328 and an income tax benefit of $1,988, respectively. Income tax is related to federal, state, and to a lesser extent, foreign tax obligations. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions.

The Company’s estimated effective tax rate for 2014, which has been applied to the Company’s income before income taxes for the three months ended March 31, 2014, varies from the statutory rate primarily due to non-deductible stock-based compensation expense, that increases the effective tax rate, partially offset by state research and development credits that decrease the effective tax rate. The U.S. federal research and development credit has not yet been enacted for 2014 and therefore, is not included in the Company’s estimated effective tax rate for 2014. The income tax expense for the first quarter of 2014 was further reduced by the impact of disqualifying dispositions of incentive stock options during the period. The Company’s estimated effective tax rate for 2013, which has been applied to the Company’s loss before income taxes for the three months ended March 31, 2013, varies from the statutory rate primarily due to 2013 federal and state research and development credits that decrease the effective tax rate, partially offset by non-deductible stock-based compensation expense, that increases the effective tax rate. Additionally, for the three months ended March 31, 2013, the income tax benefit was increased by the 2012 federal research and development credit, which was treated as a discrete item. The American Taxpayer Relief Act of 2012 (the “Act”) was enacted on January 2, 2013. The Act retroactively reinstated the federal research and development credit from January 1, 2012 through December 31, 2013. As a result of the change in the tax law, the Company recognized a benefit of $1,324 to income tax expense in the first quarter of 2013, the quarter in which the law was enacted for certain expenses incurred in 2012.

The Company had net deferred tax assets of $10,377 at December 31, 2013, which did not change materially at March 31, 2014.

The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2014 or December 31, 2013. As of March 31, 2014 and December 31, 2013, the Company had no accrued interest or tax penalties recorded.

6. Accrued Expenses

	March 31, 2014	December 31, 2013
Payroll and payroll related	$5,103	$4,106
Licensed software and maintenance	1,197	1,197
Marketing programs	710	575
Other accrued expenses	4,957	5,025

	$11,967	$10,903

7. Commitments and Contingencies

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

At March 31, 2014 and December 31, 2013, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $468 as of March 31, 2014, of which $198 was included in prepaid expenses and other current assets and $270 was included in other assets. The accrued rent balance was $2,159 as of March 31, 2014, of which $363 was included in accrued expenses and $1,796 was included in other long-term liabilities. The prepaid rent balance was $634 at December 31, 2013, of which $128 was included in prepaid expenses and other current assets and $506 was included in other assets. The accrued rent balance was $2,239 at December 31, 2013, of which $351 was included in accrued expenses and $1,888 was included in other long-term liabilities.

Total rent expense under office leases was $2,320 and $1,970 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, future minimum lease payments under noncancelable office leases are as follows:

Remainder of 2014	$6,408
2015	9,238
2016	10,194
2017	10,153
2018	9,747
Thereafter	30,954

Total	$76,694

Third-Party Hosting Agreements

The Company has agreements with two affiliated vendors to provide specialized space and equipment and related services from which the Company hosts its software applications.

Payment escalations and rent holidays specified in these agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. As of March 31, 2014 and December 31, 2013, the Company had both prepaid rent and accrued rent balances related to these agreements. As of March 31, 2014, the Company had prepaid rent of $771, of which $342 was included in prepaid expenses and other current assets and $429 was included in other assets. Of the accrued rent balance of $176, $10 was included in accrued expenses and $166 was included in other long-term liabilities. As of December 31, 2013, the Company had prepaid rent of $861, of which $360 was included in prepaid expenses and other current assets and $501 was included in other assets. The accrued rent balance of $173 was included in other long-term liabilities.

Total rent expense under hosting agreements was $1,063 and $1,007 for the three months ended March 31, 2014 and 2013, respectively.

The agreements include payment commitments that expire at various dates through mid-2017. As of March 31, 2014, future minimum payments under the agreements are as follows:

Remainder of 2014	$2,875
2015	3,938
2016	4,049
2017	775

Total	$11,637

Vendor Commitments

As of March 31, 2014, the Company had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling $19,994 related primarily to marketing programs and other non-marketing goods and services to be delivered over the next twelve months.

Letters of Credit and Restricted Cash

As of March 31, 2014 and December 31, 2013, the Company maintained a letter of credit totaling $1,300 for the benefit of the landlord of the Lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $1,300 as of March 31, 2014 and December 31, 2013, respectively, to secure the letter of credit. These amounts were classified as restricted cash in the balance sheet at March 31, 2014 and December 31, 2013.

Contingent Consideration

The former shareholders of SinglePlatform were eligible to receive consideration of up to $30,000, which was contingent on the achievement of certain revenue targets within the period from July 1, 2012 to June 30, 2014, measured in six month intervals. If such conditions were achieved, the consideration would have been payable in cash. As of March 31, 2014, the first three targets had not been met. Additionally, the Company does not believe the final target will be met. Accordingly, the Company’s accrual for this contingency as of March 31, 2014 and December 31, 2013 was $0.

Indemnification Obligations

The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of March 31, 2014, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

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

On November 14, 2012, the Company filed a complaint in the U.S. District Court for the District of Delaware against Umbanet, Inc. (“Umbanet”) seeking a declaratory judgment that two patents held by Umbanet (the “Umbanet Patents”) are not infringed by a customer’s use of the Company’s email marketing product and that such patents are invalid (the “Delaware Case”). The Company filed the Delaware Case in response to a complaint filed by Umbanet in the U.S. District Court for the District of New Jersey against one of the Company’s customers alleging that the customer’s use of the Company’s email marketing product infringed the Umbanet Patents (the “New Jersey Case”). Umbanet filed a motion in the Delaware Case seeking to dismiss the complaint or, in the alternative, stay the case pending resolution of the New Jersey Case. The Company filed a motion in the New Jersey Case seeking to stay the case pending resolution of the Delaware Case. In January 2014, the judge in the New Jersey Case ordered that the case should proceed notwithstanding the pending Delaware Case. Following this decision, the Company voluntarily withdrew the Delaware Case. In April 2014, the New Jersey Case was dismissed with prejudice as part of a larger settlement between the Company and Umbanet, which settlement had no material effect on the Company.

On March 7, 2013, CreateAds LLC (“CreateAds”) filed a complaint in the U.S. District Court for the District of Delaware that named the Company as a defendant in a lawsuit. The complaint, which was served on the Company on March 8, 2013, alleges that certain elements of the Company’s email marketing technology infringe a patent held by CreateAds. CreateAds seeks an award for damages in an unspecified amount and injunctive relief. The Company filed a motion to dismiss the complaint. In February 2014, the case was stayed pending a decision by the United States Supreme Court in the appeal of a patent case with issues very similar to the ones pending in the Company’s motion to dismiss. CreateAds has asked the court to reconsider the order to stay the case. Following the Supreme Court’s decision, which is expected in June 2014, the district court will decide the Company’s motion to dismiss the CreateAds complaint. This litigation is in its very early stages. As a result, neither the ultimate outcome of this matter nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, the Company believes that it has meritorious defenses to any claim of infringement and intends to defend the lawsuit vigorously.

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

8. 401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company elected to make matching contributions for the plan years ending December 31, 2014 and 2013 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s compensation.

Through March 31, 2014 and 2013, the Company made matching contributions of $863 and $664 for the plan years ended December 31, 2014 and 2013, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2013 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 5, 2014. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

We have grown rapidly since launching our first on-demand product in 2000. We ended the first quarter of 2014 with approximately 605,000 unique paying customers and had revenue for the first quarter of 2014 of $78.9 million.

Our business strategy is to expand beyond email marketing to provide an integrated multi-product offering that drives higher customer life-time value driven by improvements in average revenue per customer and retention. We believe increasing our customer’s life-time value will be a key contributor to our continued success. To drive life-time value, we intend to continue to focus on acquiring and supporting customers in a cost-effective manner, increasing average revenue per customer (through cross-selling, list size growth and bundling of our products) and improving customer retention rates. We recently launched Constant Contact Toolkit™, an integrated online marketing platform that simplifies small business marketing by bringing together the tools needed to drive repeat customers and reach new ones. Toolkit combines new and existing elements of our product set into an integrated online marketing platform that makes it easy for small organizations to find and engage with current and new customers across all of the marketing channels; email, social, mobile and web. Toolkit is now available to all new customers through three different packages; Basic, Essential and Ultimate. We plan to also migrate existing customers to Toolkit. We believe Toolkit will allow us to achieve increased product usage, increased revenue per customer and higher retention rates.

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

•	Our long term strategy is substantially dependent on our ability to continue to generate interest in our existing products and to enhance, expand and integrate our product offerings to serve the online marketing needs of small businesses, associations and non-profits. If we fail, our financial results could be adversely impacted.

•	We recently launched Constant Contact Toolkit, our new bundled product offering that will allow our customers to have access to multiple products for one monthly fee. Following the launch of Toolkit, we no longer offer individual products to our new customers. Our efforts to offer product bundles may not result in significant revenue growth, may negatively impact trialer conversion rates, may be confusing to our customers and may disrupt existing product offerings, which still account for a significant majority of our revenue, any of which may harm our financial performance and impede our long-term growth strategy.

•	In connection with our acquisition of SinglePlatform Inc., or SinglePlatform, as of March 31, 2014, we have an obligation to the former shareholders of SinglePlatform to pay additional cash consideration of up to $7.5 million, contingent on the achievement of certain revenue targets through June 2014. Based on our assumptions and estimates related to our revenue forecasts we do not believe we will pay this additional consideration and have recorded no liability as of March 31, 2014. If actual revenue achievement is significantly different than our estimates, we could be required to pay up to $7.5 million. In addition, our operating results could be adversely impacted if we fail to successfully integrate SinglePlatform or if we fail to successfully sell SinglePlatform’s product.

•	We believe that given the size of our potential market and the relatively low barriers to entry, competition may increase. Increased competition could result from existing competitors, existing competitors that have been acquired by larger enterprises or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•	From time to time, we may be subject to various claims and lawsuits by partners, customers, or other parties arising in the ordinary course of business, including lawsuits alleging patent infringement. We are currently a party to actions that are described in Part II, Item 1 “Legal Proceedings” included elsewhere in this Quarterly Report on Form 10-Q. These matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, the results of any of these actions may have a material adverse effect on our operating results.

•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses, while expected to decline on a percentage of revenue basis, will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our significant accounting policies, which are described in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, the following accounting policies involve the most judgment and complexity:

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

There have been no material changes in our critical accounting policies since December 31, 2013. For further information, please see the discussion of critical accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Sources of Revenue

We derive our revenue principally from subscription fees from our customers. Our revenue is driven primarily by the number of paying customers and the subscription fees for our products and is not concentrated within any one customer or group of customers. In 2013, our top 100 customers accounted for less than 1% of our total revenue. We generally do not require our customers to commit to a contractual term; however, our customers are required to prepay for subscriptions on a monthly, semi-annual, or annual basis by providing a credit card or bank check. Fees are recorded initially as deferred revenue and then recognized as revenue on a daily basis over the prepaid subscription period. Our pricing for our SaveLocal product is a fee based on the number of deals sold by our customers and the value of the successful deal. We have not yet generated significant revenue from this product. We also generate a small amount of revenue from ancillary services related to our products, which primarily consist of custom services and training through our experts program. Revenue generated from professional services and training accounted for approximately 1% of total revenue for each of the three months ended March 31, 2014 and 2013.

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

Acquisition Costs and Other Related Charges. Acquisition costs and other related charges include expenses associated with third-party professional services we utilize related to the evaluation and execution of successful acquisitions. Acquisition costs and other related charges also include changes in the fair value of our contingent consideration liability recorded as the result of the SinglePlatform acquisition. This liability was measured at fair value on the acquisition date, and until the liability is settled, it must be remeasured to fair value at each reporting period, with the changes included in our results of operations. We evaluate quarterly remeasurements of the fair value of this liability through June 2014, the last settlement date. We may also incur acquisition costs and other related charges in future periods if we complete additional acquisitions.

Results of Operations

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Revenue

	Three Months Ended March 31,
	2014	2013	Change
	(Dollars in thousands)
Revenue	$78,874	$68,205	16%

Revenue increased by $10.7 million from 2013 to 2014. The increase resulted primarily from an approximately 9% increase in the number of average monthly customers and an approximately 7% increase in average revenue per customer. The increase in average revenue per customer was primarily due to new packaging and pricing plans rolled out to a subset of our customers and to revenue from our SinglePlatform product. We expect our average revenue per customer to increase over time.

Cost of Revenue

	Three Months Ended March 31,
	2014	2013	Change
	(Dollars in thousands)
Cost of revenue	$21,727	$19,908	9%
Percent of revenue	28%	29%

Cost of revenue increased by $1.8 million from 2013 to 2014. The increase in absolute dollars resulted primarily from an increase in depreciation, hosting and maintenance costs of $472,000 as a result of scaling and adding capacity to our hosting infrastructure. Personnel costs in our operations group, which is responsible for managing our technology infrastructure, increased by $224,000 and customer support personnel costs increased by $443,000 to support our customer growth. Merchant card fees increased by $278,000 due to the higher volume of billing transactions.

Research and Development

	Three Months Ended March 31,
	2014	2013	Change
	(Dollars in thousands)
Research and development	$13,074	$10,268	27%
Percent of revenue	17%	15%

Research and development expenses increased by $2.8 million from 2013 to 2014. The increase was due primarily to additional personnel-related costs of $2.4 million as a result of our continued hiring of research and development employees to further develop and enhance our products.

Sales and Marketing

	Three Months Ended March 31,
	2014	2013	Change
	(Dollars in thousands)
Sales and marketing	$32,800	$30,802	6%
Percent of revenue	42%	45%

Sales and marketing expenses increased by $2.0 million from 2013 to 2014. The increase in absolute dollars was largely due to personnel-related costs of $1.8 million.

General and Administrative

	Three Months Ended March 31,
	2014	2013	Change
	(Dollars in thousands)
General and administrative	$10,120	$9,840	3%
Percent of revenue	13%	14%

General and administrative expenses increased by $280,000 from 2013 to 2014. The increase in absolute dollars was primarily due to additional personnel costs of $1.1 million as a result of increasing the number of general and administrative employees to support our overall growth, partially offset by a decrease of $1.0 million in legal expense from 2013 to 2014. In 2013, we recorded a litigation expense accrual of $820,000 related to the proposed settlement of a lawsuit. This lawsuit was fully settled in the fourth quarter of 2013.

Interest and other income (expense), net

	Three Months Ended March 31,
	2014	2013	Change
	(Dollars in thousands)
Interest and other income (expense) net	$23	$(29)	179%

Interest and other income (expense), net increased by $52,000 from 2013 to 2014 due to an increase in interest earned on our investment portfolio as a result of higher balances and a decrease in foreign currency transaction expense.

Income Taxes

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Income tax expense (benefit)	$328	$(1,988)
Percent of income (loss) before income taxes	28%	75%

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions.

Our estimated effective tax rate for 2014, which has been applied to our income before income taxes for the three months ended March 31, 2014, varies from the statutory rate primarily due to non-deductible stock-based compensation expense that increases the effective tax rate, partially offset by state research and development credits that decrease the effective tax rate. The U.S. federal research and development credit has not yet been enacted for 2014 and therefore, is not included in our estimated effective tax rate for 2014. The income tax expense for the first quarter of 2014 was further reduced by the impact of disqualifying dispositions of incentive stock options during the period. Our estimated effective tax rate for 2013, which has been applied to our loss before income taxes for the three months ended March 31, 2013, varies from the statutory rate primarily due to 2013 federal and state research and development credits that decrease the effective tax rate, partially offset by non-deductible stock-based compensation expense that increases the effective tax rate. Additionally, for the three months ended March 31, 2013, the income tax benefit was increased by the 2012 federal research and development credit which was treated as a discrete item. The American Taxpayer Relief Act of 2012, or the Act, was enacted on January 2, 2013. The Act retroactively reinstated the federal research and development credit from January 1, 2012. The effect of the change in the tax law related to 2012 was $1.3 million, which was recognized as a benefit to income tax expense in the first quarter of 2013, the quarter in which the law was enacted.

Liquidity and Capital Resources

During the first quarter of 2014 and 2013, we funded our operations with cash flows generated from operations. At March 31, 2014, our principal sources of liquidity were cash and cash equivalents and marketable securities of $131 million.

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash provided by operating activities	$11,091	$9,008
Cash provided by (used in) investing activities	$(9,027)	$5,431
Cash provided by financing activities	$2,516	$188

Net cash provided by operating activities

During the three months ended March 31, 2014, operating activities provided $11.1 million of cash. The cash flow provided by operating activities primarily resulted from our net income of $848,000, our net non-cash charges of $9.7 million and cash provided by changes in our operating assets and liabilities of $1.3 million. These amounts were partially offset by cash used to pay taxes for net settlement of equity awards of $751,000. Our net non-cash charges in the first quarter of 2014 primarily consisted of $5.9 million of depreciation and amortization of our long-lived assets and $3.9 million of stock-based compensation. Cash provided from changes in our operating assets and liabilities during the three months ended March 31, 2014 consisted primarily of a $2.1 million increase in deferred revenue and an $800,000 net increase in accounts payable and accrued expenses, partially offset by a $1.5 million increase in prepaid expenses and other current assets.

During the three months ended March 31, 2013, operating activities provided $9.0 million of cash. The cash flow provided by operating activities primarily resulted from our net non-cash charges of $6.7 million and cash provided by changes in our operating assets and liabilities of $3.2 million, partially offset by our net loss of $654,000. Our net non-cash charges in the first quarter of 2013 primarily consisted of $5.1 million of depreciation and amortization of our long-lived assets, $3.5 million of stock-based compensation expense and a $2.0 million change in our deferred tax assets. Cash provided from changes in our operating assets and liabilities during the three months ended

March 31, 2013 consisted primarily of a net $4.1 million increase in accounts payable and accrued expenses and a $2.1 million increase in deferred revenue, partially offset by a $3.2 million increase in prepaid expenses and other current assets.

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

Net cash provided by (used in) investing activities

Net cash used in investing activities was $9.0 million in the three months ended March 31, 2014 as compared to net cash provided by investing activities of $5.4 million for the three months ended March 31, 2013. Net cash used in investing activities in 2014 consisted primarily of the net settlements of marketable securities and cash paid to purchase property and equipment. Net settlements of marketable securities used cash of $3.1 million as a result of the purchases of marketable securities partially offset by the proceeds from the maturities of marketable securities. In 2013, settlements of our marketable securities provided cash of $10.7 million as a result of the proceeds from the sales and maturities of marketable securities, partially offset by cash used to purchase marketable securities. Acquisition of property and equipment of $5.9 million and $4.7 million in the three months ended March 31, 2014 and 2013, respectively, consisted of the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs.

Net cash provided by financing activities

Net cash provided by financing activities was $2.5 million and $188,000 for the three months ended March 31, 2014 and 2013, respectively. Net cash provided by financing activities consisted primarily of proceeds from stock issued pursuant to the exercise of stock options and from the income tax benefit related to the exercise of stock options.

As of December 31, 2013, we had federal and state net operating loss carry-forwards of $33.5 million and $849,000, respectively, which we intend to use to the extent available to offset payments of future federal and state income tax liabilities. If unused, our net operating loss carry-forwards expire at various dates through 2033 for federal and 2018 for state income tax purposes.

Contractual Obligations

We lease our headquarters under an operating lease that is effective through September 2022 with one ten-year extension option. The lease includes the space we are occupying now as well as additional space as it is made available to us. We lease office space in Colorado for a sales and support office under an operating lease that expires in April 2019 with three three-year extension options. We also lease small amounts of general office space in Florida, New York, California and the United Kingdom under lease agreements that expire at various dates through 2018.

We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through early 2017.

As of March 31, 2014, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $20.0 million. This amount relates primarily to marketing programs and other non-marketing related goods and services to be delivered over the next twelve months.

The following table summarizes our contractual obligations at March 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Office lease obligations	$76,694	$8,522	$19,866	$19,637	$28,669
Third-party hosting agreements	11,637	3,855	7,339	443	—
Vendor commitments	19,994	19,994	—	—	—

Total(1)	$108,325	$32,371	$27,205	$20,080	$28,669

(1)	As of March 31, 2014, we had an obligation to the former shareholders of SinglePlatform under which we are obligated to pay cash consideration of up to $7.5 million, which is contingent on the achievement by SinglePlatform of certain revenue targets for the six months ended June 30, 2014. Based on our current revenue forecasts, we do not expect to pay any of this consideration.

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

Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $131 million at March 31, 2014, which consisted of cash, government securities, corporate and agency bonds, commercial paper and money market instruments. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 14, 2012, we filed a complaint in the U.S. District Court for the District of Delaware against Umbanet, Inc., or Umbanet, seeking a declaratory judgment that two patents held by Umbanet, or collectively, the Umbanet Patents, are not infringed by a customer’s use of our email marketing product and that such patents are invalid. We refer to this matter as the Delaware Case. We filed the Delaware Case in response to a complaint filed by Umbanet in the U.S. District Court for the District of New Jersey against one of our customers alleging that the customer’s use of our email marketing product infringed the Umbanet Patents. We refer to this matter as the New Jersey Case. Umbanet filed a motion in the Delaware Case seeking to dismiss the complaint or, in the alternative, stay the case pending resolution of the New Jersey Case. We filed a motion in the New Jersey Case seeking to stay the case pending resolution of the Delaware Case. In January 2014, the judge in the New Jersey Case ordered that the case should proceed notwithstanding the pending Delaware case. Following this decision, we voluntarily withdrew the Delaware Case. In April 2014, the New Jersey Case was dismissed with prejudice as part of a larger settlement we entered into with Umbanet, which settlement did not have a material effect on us.

On March 7, 2013, CreateAds LLC, or CreateAds, filed a complaint in the U.S. District Court for the District of Delaware that named us as a defendant in a lawsuit. The complaint, which was served on us on March 8, 2013, alleges that certain elements of our email marketing technology infringe a patent held by CreateAds. CreateAds seeks an award for damages in an unspecified amount and injunctive relief. We have filed a motion to dismiss the complaint. In February 2014, the case was stayed pending a decision by the United States Supreme Court in the appeal of a patent case with issues very similar to the ones pending in our motion to dismiss. CreateAds has filed a motion to reconsider the order to stay the case. Following the Supreme Court’s decision, which is expected in June 2014, the district court will decide our motion to dismiss the CreateAds complaint. This litigation matter is in its very early stages. As a result, neither the ultimate outcome of this matter nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, we believe that we have meritorious defenses to any claim of infringement and intend to defend the lawsuit vigorously.

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

Beginning in April 2014, we formally launched Constant Contact Toolkit, our integrated online marketing platform, to all new customers. We have relatively little experience selling an integrated product. To the extent that offering this integrated platform leads to a decline in the number of customers or a decline in revenue, or negatively impacts our existing customers, our business and results of operations may be affected adversely.

Our business is substantially dependent on the market for email marketing services for small organizations.

We derive, and expect to continue to derive, a substantial portion of our revenue from our email marketing product for small organizations, including small businesses, associations and non-profits. For the three months ended March 31, 2014, our revenue from our email marketing product alone was approximately 84% of our total revenue. Widespread acceptance of email marketing among small organizations will continue to be critical to our future growth and success. There is no certainty regarding how the market for email marketing will continue to develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make email marketing convenient, effective and affordable. If small organizations determine that email marketing does not sufficiently benefit them or utilize alternative or new electronic methods of communicating with their customers, existing customers may cancel their accounts and potential customers may decide not to adopt email marketing. If the market for email marketing services fails to continue to grow or grows more slowly than we currently anticipate, demand for our services may decline and our revenue would suffer.

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

CONSTANT CONTACT, INC.

Date: May 7, 2014	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2014	By:	/s/ Harpreet S. Grewal
Harpreet S. Grewal
Executive Vice President and
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.