Form 10-Q
period 2014-06-30
Constant Contact, Inc.
filed 2014-07-30
CIK 1405277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 28, 2014, there were 31,710,776 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information

Item 1. Financial Statements

Constant Contact, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$87,578	$82,478
Marketable securities	52,480	40,723
Accounts receivable, net of allowance for doubtful accounts	157	180
Prepaid expenses and other current assets	10,912	9,175

Total current assets	151,127	132,556
Property and equipment, net	42,707	39,238
Restricted cash	1,300	1,300
Goodwill	95,505	95,505
Acquired intangible assets, net	3,234	4,355
Deferred taxes	9,574	9,574
Other assets	2,160	2,345

Total assets	$305,607	$284,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,469	$6,783
Accrued expenses	11,717	10,903
Deferred revenue	36,657	35,256

Total current liabilities	55,843	52,942
Other long-term liabilities	2,476	2,060

Total liabilities	58,319	55,002

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 31,684,549 and 31,203,585 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	317	312
Additional paid-in capital	243,993	229,457
Accumulated other comprehensive income	21	14
Retained earnings	2,957	88

Total stockholders’ equity	247,288	229,871

Total liabilities and stockholders’ equity	$305,607	$284,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Revenue	$81,256	$70,208	$160,130	$138,413
Cost of revenue	22,100	20,578	43,827	40,486

Gross profit	59,156	49,630	116,303	97,927

Operating expenses
Research and development	12,850	11,999	25,924	22,267
Sales and marketing	33,113	27,804	65,913	58,606
General and administrative	10,186	9,925	20,306	19,765

Total operating expenses	56,149	49,728	112,143	100,638

Income (loss) from operations	3,007	(98)	4,160	(2,711)
Interest income and other income (expense), net	25	12	48	(17)

Income (loss) before income taxes	3,032	(86)	4,208	(2,728)
Income tax (expense) benefit	(1,011)	118	(1,339)	2,106

Net income (loss)	$2,021	$32	$2,869	$(622)

Net income (loss) per share:
Basic	$0.06	$0.00	$0.09	$(0.02)

Diluted	$0.06	$0.00	$0.09	$(0.02)

Weighted average shares outstanding used in computing per share amounts:
Basic	31,484	30,689	31,387	30,660

Diluted	32,620	31,074	32,532	30,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net income (loss)	$2,021	$32	$2,869	$(622)

Other comprehensive loss:
Net unrealized gains (losses) on marketable securities, net of tax	6	(3)	3	—
Reclassification adjustment for realized gains on marketable securities included in net income	(1)	—	(1)	—
Translation adjustment	3	—	4	(4)

Total other comprehensive income (loss)	8	(3)	6	(4)

Comprehensive income (loss)	$2,029	$29	$2,875	$(626)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2014	2013
Cash flows from operating activities
Net income (loss)	$2,869	$(622)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,807	10,751
Amortization of premium on investments	107	102
Stock-based compensation expense	8,324	7,671
Provision for bad debts	10	2
Gain on sales of marketable securities	(1)	—
Deferred income taxes	—	(2,100)
Income tax benefit from the exercise of stock options	(605)	(12)
Taxes paid related to net share settlement of restricted stock units	(1,841)	(1,020)
Changes in operating assets and liabilities:
Accounts receivable	13	(10)
Prepaid expenses and other current assets	(1,224)	(2,831)
Other assets	185	206
Accounts payable	685	42
Accrued expenses	814	2,221
Deferred revenue	1,401	2,018
Other long-term liabilities	416	12

Net cash provided by operating activities	22,960	16,430

Cash flows from investing activities
Purchases of marketable securities	(25,759)	(1,909)
Proceeds from maturities of marketable securities	13,265	10,534
Proceeds from sales of marketable securities	633	4,000
Increase in restricted cash	—	(550)
Acquisition of property and equipment, including costs capitalized for development of internal use software	(14,055)	(9,689)

Net cash provided by (used in) investing activities	(25,916)	2,386

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to the exercise of stock options	6,616	807
Income tax benefit from the exercise of stock options	605	6
Proceeds from issuance of common stock pursuant to employee stock purchase plan	831	484
Repurchase of common stock	—	(1,618)

Net cash provided by (used in) financing activities	8,052	(321)

Effects of exchange rates on cash and cash equivalents	4	(2)

Net increase in cash and cash equivalents	5,100	18,493
Cash and cash equivalents, beginning of period	82,478	67,775

Cash and cash equivalents, end of period	$87,578	$86,268

Supplemental disclosure of noncash investing and financing activities:
Capitalization of stock-based compensation	$100	$223

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and per share amounts)

1. Nature of the Business

Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation in 1995 and was reincorporated in the State of Delaware in 2000. The Company is a leading provider of online marketing tools that are designed for small organizations, including small businesses, associations and non-profits. The Company seeks to help customers succeed by creating and growing their customer and member relationships through easy-to-use products combined with education, support, KnowHow® and coaching. In April 2014, the Company formally launched Constant Contact Toolkit™, an integrated online marketing platform that simplifies small business marketing by bringing together the tools needed to drive repeat customers and reach new ones. The Company also offers a suite of online marketing tools, which includes Email Marketing, EventSpot®, Social Campaigns™, SaveLocal™, SinglePlatform and Survey, that enable customers to launch and monitor marketing campaigns across multiple channels, including email, social media, events, local deals, online listings and surveys. These products are marketed and sold directly by the Company and through a wide variety of partners primarily in the United States of America.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include those of the Company and its subsidiaries, after elimination of all intercompany accounts and transactions. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The condensed consolidated balance sheet at December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2014 and for the three months and six months ended June 30, 2014 and 2013 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2014 and consolidated results of operations for the three and six months ended June 30, 2014 and 2013 and consolidated cash flows for the six months ended June 30, 2014 and 2013 have been made. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2014.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, judgments and assumptions, including those related to revenue recognition, stock-based compensation, goodwill and acquired intangible assets, capitalization of software and website development costs, litigation accruals and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from these estimates.

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

Concentration of Credit Risk and Significant Products and Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of June 30, 2014 and December 31, 2013, the Company had substantially all cash and investment balances at certain financial institutions without or in excess of federally insured limits, however, the Company maintains its cash balances and custody of its marketable securities with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the three and six months ended June 30, 2014, revenue from the Company’s email marketing product alone as a percentage of total revenue was approximately 82% and 83%, respectively. For the three and six months ended June 30, 2013, revenue from the Company’s email marketing product alone as a percentage of total revenue was approximately 84%. No customer accounted for more than 10% of total revenue during these periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. The Company also considers receivables related to customer credit card purchases of $3,928 and $2,901 as of June 30, 2014 and December 31, 2013, respectively, to be equivalent to cash. Cash equivalents are stated at fair value.

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

At June 30, 2014, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$20,001	$20	$—	$20,021
Corporate and Agency Bonds	31,061	7	(8)	31,060
Commercial Paper	1,399	—	—	1,399

Total	$52,461	$27	$(8)	$52,480

At June 30, 2014, marketable securities consisted of investments that mature within one year with the exception of government treasuries and corporate and agency bonds with a fair value of $23,248, which have maturities within two years.

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

The following tables present the Company’s fair value hierarchy for its cash equivalents and marketable securities, which are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	Fair Value Measurements at June 30, 2014 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$11,714	$—	$—	$11,714
U.S. Treasury Notes	20,021	—	—	20,021
Corporate and Agency Bonds	—	31,060	—	31,060
Commercial Paper	—	1,399	—	1,399

Total	$31,735	$32,459	$—	$64,194

	Fair Value Measurements at December 31, 2013 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$23,444	$—	$—	$23,444
U.S. Treasury Notes	27,035	—	—	27,035
Corporate and Agency Bonds	—	12,688	—	12,688
Commercial Paper	—	1,000	—	1,000

Total	$50,479	$13,688	$—	$64,167

The Company had a contingent consideration liability associated with the acquisition of SinglePlatform, Corp. in June 2012, which had been assessed at $0 as of December 31, 2013. The final measurement period for achievement of the goals related to the contingent consideration ended on June 30, 2014 and resulted in no payout of consideration. Prior to June 30, 2014, contingent consideration was measured at fair value and was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The valuation of the contingent consideration liability used assumptions and estimates to forecast a range of outcomes for the contingent consideration. The Company assessed these assumptions and estimates on a quarterly basis as additional data impacting the assumptions was obtained. Changes in the fair value of the contingent consideration liability related to updated assumptions and estimates were recognized within the consolidated statements of operations. There were no changes to the fair value of the contingent consideration liability in the three or six months ended June 30, 2014 and 2013.

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

The following is a summary of the shares used in computing diluted net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Weighted average shares used in calculating basic net income (loss) per share	31,484	30,689	31,387	30,660
Stock options	1,002	319	1,016	—
Warrants	1	1	1	—
Unvested restricted stock and restricted stock units	133	65	128	—

Shares used in computing diluted net income (loss) per share	32,620	31,074	32,532	30,660

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share because they had an anti-dilutive impact either because the proceeds under the treasury stock method were in excess of the average fair market value for the period or because the Company had a net loss in the period:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Options to purchase common stock	1,488	4,688	1,261	5,597
Warrants to purchase common stock	—	—	—	1
Unvested restricted stock and restricted stock units	276	112	272	583

Total options and warrants exercisable into common stock, restricted stock units issuable in common stock and restricted stock	1,764	4,800	1,533	6,181

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued new guidance, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance is effective for the Company commencing January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

3. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $95,505 at June 30, 2014 and December 31, 2013. Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired.

Intangible assets consist of the following:

		June 30, 2014			December 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 years	$4,357	$2,900	$1,457	$4,357	$2,336	$2,021
Customer relationships	3.75 years	3,315	2,284	1,031	3,315	1,855	1,460
Publisher relationships	5 years	710	296	414	710	225	485
Trade name	5 years	570	238	332	570	181	389

		$8,952	$5,718	$3,234	$8,952	$4,597	$4,355

The Company amortizes the intangible assets over the estimated useful lives noted above. Amortization of the developed technology and publisher relationships assets is on a straight-line basis as the pattern of consumption of the economic benefits of the intangible assets cannot be reliably determined. The Company also amortizes the trade name asset over its estimated useful life on a straight-line basis as the straight-line basis is not materially different than the pattern of consumption of economic benefit basis. Customer relationships are amortized over their useful life based on the pattern of consumption of economic benefit of the asset. Amortization commences once the asset has been placed in service. Amortization expense for intangible assets was $554 and $666 for the three months ended June 30, 2014 and 2013, respectively. Amortization expense for intangible assets was $1,121 and $1,226 for the six months ended June 30, 2014 and 2013, respectively. Amortization relating to developed technology and publisher relationships is recorded within cost of revenue and amortization of customer relationships and trade name is recorded within sales and marketing expense. Future estimated amortization expense for intangible assets as of June 30, 2014 is as follows:

Remainder of 2014	$1,074
2015	1,583
2016	470
2017	107

Total	$3,234

4. Stock-Based Awards

Stock Incentive Plan

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards with a maximum term of seven years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company initially reserved 4,200,000 shares of its common stock for issuance under the 2011 Plan. Additionally, per the terms of the 2011 Plan, shares of common stock previously reserved for issuance under the 2007 Stock Incentive Plan as well as shares reserved for outstanding awards under the 1999 Stock Option/Stock Issuance Plan for which the awards are cancelled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the 2011 Plan. Awards that were granted with a per share or per unit purchase price less than 100% of fair market value as of the date of grant (e.g., restricted stock and restricted stock unit awards) counted towards the total number of shares reserved for issuance under the 2011 Plan on a two-for-one basis. In April 2014, the Board of Directors approved an amendment and restatement of the 2011 Plan, subject to stockholder approval, which included an increase to the number of shares available for issuance under the 2011 Plan by 2,100,000 shares and a change to the number of shares that would be counted towards the total number of shares reserved for issuance for awards granted with a per share or per unit purchase price less than 100% of fair market value as of the date of grant from 2-for-1 to 1.8-for-1 for awards granted after April 1, 2014. This amendment and restatement of the 2011 Plan was approved by the stockholders in May 2014. As of June 30, 2014, 2,543,951 shares of common stock are available for issuance under the amended and restated 2011 Plan.

Inducement Award Plan

The Company’s 2012 Inducement Award Plan (the “2012 Inducement Plan”) provided for the grant of non-statutory stock options and restricted stock unit awards as an inducement to an individual’s entering into employment with the Company or in connection with an acquisition of up to an aggregate of 257,780 shares of common stock. In April 2014, the Company’s Board of Directors voted to terminate the 2012 Inducement Plan. As a result, no additional awards will be granted under this plan.

Stock Options

The Company grants stock options to certain employees and directors. The vesting of most of these awards is time-based and the restrictions typically lapse over periods of three to four years.

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

Restricted stock units with service-based vesting and service-based and performance-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares. Service-based vesting restrictions lapse over periods generally ranging from two to four years. Restricted stock units with both service-based and performance-based vesting conditions consist of restricted stock units which vest upon the achievement of minimum number of years of service and a targeted revenue run rate (the “2012 Revenue RSUs”) or a compounded annual growth rate in revenue over a specified period of time (the “2013 Revenue RSUs”). The number of 2012 Revenue RSUs that will vest upon the achievement of the performance condition and the service condition will vary based on when the performance condition is satisfied, from a maximum of 100% of the number of target shares to a threshold of 25% of the number of target shares with no vesting, absent certain circumstances in a change of control of the Company, if the targeted threshold is not achieved or the employee is no longer with the Company at the end of the measurement period. If the revenue target is not achieved by March 31, 2017, the 2012 Revenue RSUs will expire unvested. The number of 2013 Revenue RSUs that will vest upon the achievement of the performance condition and the service condition will vary based on the actual compound annual growth rate in revenue, from a maximum of 125% of the number of target shares to a threshold of 50% of the number of target shares with no vesting, absent certain circumstances in a change of control of the Company, if the targeted threshold is not achieved or the employee is no longer with the Company at the end of the measurement period. If the target is not achieved by December 31, 2016, the 2013 Revenue RSUs will expire unvested. The Company also has outstanding a small number of restricted stock units with other performance-based vesting criteria.

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

Stock Purchase Plan

Under the Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), six-month offering periods begin on January 1 and July 1 of each year during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. Prior to July 1, 2013, the per share purchase price for each offering was equal to 85% of the closing market price of the Company’s common stock on the last day of the offering period. Starting with the offering period that began on July 1, 2013, the per share purchase price for offerings is equal to the lesser of 85% of the closing market price of the Company’s common stock on the first day or last day of the offering period. As of June 30, 2014, 348,821 shares of common stock are available for issuance to participating employees under the Purchase Plan.

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

The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cost of revenue	$506	$492	$948	$891
Research and development	783	917	1,803	1,748
Sales and marketing	1,578	1,135	2,610	2,119
General and administrative	1,543	1,587	2,963	2,913

	$4,410	$4,131	$8,324	$7,671

Additionally, the Company capitalized $50 and $57 of stock-based compensation related to the development of internal use software for the three months ended June 30, 2014 and 2013, respectively, and $100 and $223 of stock-based compensation expense related to the development of internal use software for the six months ended June 30, 2014 and 2013, respectively.

5. Income Taxes

For the three and six months ended June 30, 2014, the Company recorded an income tax expense of $1,011 and $1,339, respectively. For the three and six months ended June 30, 2013, the Company recorded an income tax benefit of $118 and $2,106, respectively. Income tax is related to federal, state, and to a lesser extent, foreign tax obligations. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws and deductibility of certain costs and expenses.

The Company’s estimated effective tax rate for 2014, which has been applied to the Company’s income before income taxes for the three and six months ended June 30, 2014, varies from the statutory rate primarily due to non-deductible stock-based compensation expense, that increases the effective tax rate, partially offset by state research and development credits that decrease the effective tax rate. The U.S. federal research and development credit has not yet been enacted for 2014 and therefore, is not included in the Company’s estimated effective tax rate for 2014. The income tax expense for the first and second quarters of 2014 was further reduced by the impact of disqualifying dispositions of incentive stock options during these quarters. The Company’s estimated effective tax rate for 2013, which has been applied to the Company’s loss before income taxes for the three and six months ended June 30, 2013, varies from the statutory rate primarily due to 2013 federal and state research and development credits that decrease the effective tax rate, partially offset by non-deductible stock-based compensation expense, that increases the effective tax rate. Additionally, the income tax benefit for the six months ended June 30, 2013 was increased by the 2012 federal research and development credit which was treated as a discrete item. The American Taxpayer Relief Act of 2012, (the “Act”), was enacted on January 2, 2013. The Act retroactively reinstated the federal research and development credit from January 1, 2012. The effect of the change in the tax law related to 2012 was $1,324, which was recognized as a benefit in the first quarter of 2013, the quarter in which the law was enacted.

The Company had net deferred tax assets of $10,377 at December 31, 2013, which did not change materially at June 30, 2014.

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2014 or December 31, 2013. As of June 30, 2014 and December 31, 2013, the Company had no accrued interest or tax penalties recorded.

6. Accrued Expenses

	June 30, 2014	December 31, 2013
Payroll and payroll related	$4,662	$4,106
Licensed software and maintenance	1,197	1,197
Marketing programs	617	575
Other accrued expenses	5,241	5,025

	$11,717	$10,903

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

At June 30, 2014 and December 31, 2013, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $6 as of June 30, 2014, of which $4 was included in prepaid expenses and other current assets and $2 was included in other assets. The accrued rent balance was $2,690 as of June 30, 2014, of which $375 was included in accrued expenses and $2,315 was included in other long-term liabilities. The prepaid rent balance was $634 at December 31, 2013, of which $128 was included in prepaid expenses and other current assets and $506 was included in other assets. The accrued rent balance was $2,239 at December 31, 2013, of which $351 was included in accrued expenses and $1,888 was included in other long-term liabilities.

Total rent expense under office leases was $2,262 and $1,983 for the three months ended June 30, 2014 and 2013, respectively. Total rent expense under office leases was $4,582 and $3,953 for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, future minimum lease payments under non-cancelable office leases are as follows:

Remainder of 2014	$4,284
2015	9,238
2016	10,194
2017	10,153
2018	9,747
Thereafter	30,954

Total	$74,570

Third-Party Hosting Agreements

The Company has agreements with two affiliated vendors to provide specialized space and equipment and related services from which the Company hosts its software applications. Payment escalations and rent holidays specified in these agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. As of June 30, 2014 and December 31, 2013, the Company had both prepaid rent and accrued rent balances related to these agreements. As of June 30, 2014, the Company had prepaid rent of $681, of which $324 was included in prepaid expenses and other current assets and $357 was included in other assets. Of the accrued rent balance of $180, $19 was included in accrued expenses and $161 was included in other long-term liabilities. As of December 31, 2013, the Company had prepaid rent of $861, of which $360 was included in prepaid expenses and other current assets and $501 was included in other assets. The accrued rent balance of $173 was included in other long-term liabilities.

Total rent expense under hosting agreements was $1,043 and $998 for the three months ended June 30, 2014 and 2013, respectively. Total rent expense under hosting agreements was $2,106 and $2,005 for the six months ended June 30, 2014 and 2013, respectively.

The agreements include payment commitments that expire at various dates through mid-2017. As of June 30, 2014, future minimum payments under the agreements are as follows:

Remainder of 2014	$1,922
2015	3,938
2016	4,049
2017	775

Total	$10,684

Vendor Commitments

As of June 30, 2014, the Company had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling $12,443 related primarily to marketing programs and other non-marketing goods and services to be delivered over the next twelve months.

Letters of Credit and Restricted Cash

As of June 30, 2014 and December 31, 2013, the Company maintained a letter of credit totaling $1,300 for the benefit of the landlord of the Lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $1,300 as of June 30, 2014 and December 31, 2013, respectively, to secure the letter of credit. These amounts were classified as restricted cash in the balance sheet at June 30, 2014 and December 31, 2013.

Indemnification Obligations

The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of June 30, 2014, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

Legal Matters

In September 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited (collectively, “RPost”) filed a complaint in the U.S. District Court for the Eastern District of Texas that named the Company as a defendant in a lawsuit. The complaint alleges that certain elements of the Company’s email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. In February 2013, RPost amended its complaint to name five of the Company’s partners as defendants. Under the Company’s contractual agreements with these partners, the Company is obligated to indemnify them for claims related to patent infringement. The Company filed a motion to sever and stay the claims against its partners and multiple motions to dismiss the claims against the Company. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy court actions involving RPost, to which the Company is not a party. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, the Company believes that it has meritorious defenses to any claim of infringement and intends to defend itself vigorously.

In November 2012, the Company filed a complaint in the U.S. District Court for the District of Delaware against Umbanet, Inc. (“Umbanet”) seeking a declaratory judgment that two patents held by Umbanet (the “Umbanet Patents”) are not infringed by a customer’s use of the Company’s email marketing product and that such patents are invalid (the “Delaware Case”). The Company filed the Delaware Case in response to a complaint filed by Umbanet in the U.S. District Court for the District of New Jersey against one of the Company’s customers alleging that the customer’s use of the Company’s email marketing product infringed the Umbanet Patents (the “New Jersey Case”). Umbanet filed a motion in the Delaware Case seeking to dismiss the complaint or, in the alternative, stay the case pending resolution of the New Jersey Case. The Company filed a motion in the New Jersey Case seeking to stay the case pending resolution of the Delaware Case. In January 2014, the judge in the New Jersey Case ordered that the case should proceed notwithstanding the pending Delaware Case. Following this decision, the Company voluntarily withdrew the Delaware Case. In April 2014, the New Jersey Case was dismissed with prejudice as part of a larger settlement between the Company and Umbanet, which settlement had no material effect on the Company.

In March 2013, CreateAds LLC (“CreateAds”) filed a complaint in the U.S. District Court for the District of Delaware that named the Company as a defendant in a lawsuit. The complaint, which was served on the Company on March 8, 2013, alleges that certain elements of the Company’s email marketing technology infringe a patent held by CreateAds. CreateAds seeks an award for damages in an unspecified amount and injunctive relief. In February 2014, the case was stayed pending a decision by the United States Supreme Court in the appeal of a patent case with issues very similar to the ones pending in the Company’s motion to dismiss. Following the Supreme Court’s decision in June 2014, the district court lifted the stay and ordered that the parties agree on a schedule for summary judgment briefing. This litigation is in its very early stages. As a result, neither the ultimate outcome of this matter nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, the Company believes that it has meritorious defenses to any claim of infringement and intends to defend the lawsuit vigorously.

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

8. 401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company elected to make matching contributions for the plan years ending December 31, 2014 and 2013 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s compensation.

Through June 30, 2014 and 2013, the Company made matching contributions of $1,799 and $1,406 for the plan years ended December 31, 2014 and 2013, respectively.

9. Subsequent Event

On July 24, 2014, the Company announced that its Board of Directors authorized the repurchase of up to $30,000 of its common stock through July 31, 2015. Under the authorization, the Company can repurchase shares in the open market, which may include the use of 10b5-1 trading plans, or through privately negotiated transactions. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions. Share repurchases may be suspended or discontinued at any time. The Company intends to fund repurchases from its cash and cash equivalents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2013, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 5, 2014. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

We market our products and acquire our customers through a variety of sources including online marketing, such as search engines and advertising on online networks and other websites, offline marketing through television and radio advertising, local seminars, relationships with our partners, outbound sales efforts, referrals from our growing customer base, general brand awareness and a link to our website in the footer of substantially all of the emails sent by our customers.

We have grown rapidly since launching our first on-demand product in 2000. We ended the first half of 2014 with approximately 615,000 unique paying customers and had revenue for the first half of 2014 of $160 million.

Our business strategy is to expand beyond email marketing to provide an integrated multi-product offering that drives higher customer lifetime value driven by improvements in average revenue per customer and retention. We believe increasing our customer’s lifetime value will be a key contributor to our continued success. To drive lifetime value, we intend to continue to focus on acquiring and supporting customers in a cost-effective manner, increasing average revenue per customer (through cross-selling, list size growth and bundling of our products) and improving customer retention rates. In April 2014, we formally launched Constant Contact Toolkit™, an integrated online marketing platform that simplifies small business marketing by bringing together the tools needed to drive repeat customers and reach new ones. Toolkit combines new and existing elements of our product set to make it easy for small organizations to find and engage with current and new customers across all of the marketing channels; email, social, mobile and web. Toolkit is now available to new customers through three different packages: Basic, Essential and Ultimate. We also plan to migrate existing customers to Toolkit. We believe Toolkit will allow us to achieve increased product usage, increased revenue per customer and higher retention rates.

In July 2014, we announced a share repurchase program. Under the repurchase program, we are authorized to repurchase up to $30 million of our common stock through July 31, 2015. Shares may be repurchased from time to time in the open market, which may include the use of 10b5-1 trading plans, or privately negotiated transactions in accordance with applicable securities and stock exchange rules.

Key Financial and Operating Metrics

In connection with the ongoing operation of our business, our management regularly reviews key financial and operating metrics. Given our growth strategy, we pay particular attention to customer lifetime value, customer acquisition metrics, trialer growth, customer attrition, success in cross-selling and growing customer list sizes and average revenue per customer. We also consider other financial and operating metrics such as revenue, gross margin, expenses, customer satisfaction rates, average speed of answer for customer support calls, email deliverability rates and capital expenditures, among others. Management considers these financial and operating metrics critical to understanding and improving our business, reviewing our historical performance, benchmarking our performance versus other companies and identifying current and future trends, and for planning purposes.

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

Sources of Revenue

We derive our revenue principally from subscription fees from our customers. Our revenue is driven primarily by the number of paying customers and the subscription fees for our products and is not concentrated within any one customer or group of customers. In 2013, our top 100 customers accounted for less than 1% of our total revenue. We generally do not require our customers to commit to a contractual term; however, our customers are required to prepay for subscriptions on a monthly, semi-annual, or annual basis by providing a credit card or bank check. Fees are recorded initially as deferred revenue and then recognized as revenue on a daily basis over the prepaid subscription period. We also generate a small amount of revenue from ancillary services related to our products, which primarily consist of custom services and training through our experts program, and a small amount of revenue from transactional fee-based product and service offerings.

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

Results of Operations

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Revenue

	Three Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Revenue	$81,256	$70,208	16%

Revenue increased by $11.0 million from 2013 to 2014. The increase resulted primarily from an approximately 7% increase in the number of average monthly customers and an approximately 9% increase in average revenue per customer. The increase in average revenue per customer was primarily due to new packaging and pricing plans applicable to a subset of our customers and to revenue from our SinglePlatform product. We expect our average revenue per customer to increase over time.

Cost of Revenue

	Three Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Cost of revenue	$22,100	$20,578	7%
Percent of revenue	27%	29%

Cost of revenue increased by $1.5 million from 2013 to 2014. The increase in absolute dollars was primarily due to an increase in customer support personnel costs of $517,000 to support our customer growth and an increase in personnel costs in our operations group, who manage our technology infrastructure, of $467,000. Merchant card fees increased by $279,000 due to the higher volume of billing transactions.

Research and Development

	Three Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Research and development	$12,850	$11,999	7%
Percent of revenue	16%	17%

Research and development expenses increased by $851,000 from 2013 to 2014. The increase in absolute dollars was due primarily to additional personnel-related costs as a result of our continued hiring of research and development employees to further develop and enhance our products.

Sales and Marketing

	Three Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Sales and marketing	$33,113	$27,804	19%
Percent of revenue	41%	40%

Sales and marketing expenses increased by $5.3 million from 2013 to 2014. The increase was largely due to increased personnel-related costs of $3.4 million and an increase in advertising and promotional expenditures of $1.8 million resulting from a change in the mix and timing of advertising campaigns.

General and Administrative

	Three Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
General and administrative	$10,186	$9,925	3%
Percent of revenue	13%	14%

General and administrative expenses increased by $261,000 from 2013 to 2014. The increase in absolute dollars was primarily due to additional personnel costs of $798,000 as a result of increasing the number of general and administrative employees to support our overall growth, partially offset by a decrease of $375,000 in professional fees and legal expense from 2013 to 2014.

Interest and other income (expense), net

	Three Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Interest and other income (expense), net	$25	$12	108%

Interest and other income (expense), net increased by $13,000 from 2013 to 2014 due to an increase in interest earned on our investment portfolio as a result of higher balances.

Income Taxes

	Three Months Ended June 30,
	2014	2013
	(dollars in thousands)
Income tax expense (benefit)	$1,011	$(118)
Percent of income (loss) before income taxes	33%	(137)%

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws and deductibility of certain costs and expenses.

Our estimated effective tax rate for 2014, which has been applied to our income before income taxes for the three months ended June 30, 2014, varies from the statutory rate primarily due to non-deductible stock-based compensation expense that increased the effective tax rate, partially offset by state research and development credits that decrease the effective tax rate. The U.S. federal research and development credit has not yet been enacted for 2014 and therefore, is not included in our estimated effective tax rate for 2014. The income tax expense for the second quarter of 2014 was further reduced by the impact of disqualifying dispositions of incentive stock options during the period. Our estimated effective tax rate for 2013, which has been applied to our loss before income taxes for the three months ended June 30, 2013, varies from the statutory rate primarily due to 2013 federal and state research and development credits that decrease the effective tax rate, partially offset by non-deductible stock-based compensation expense that increases the effective tax rate.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Revenue

	Six Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Revenue	$160,130	$138,413	16%

Revenue increased by $21.7 million from 2013 to 2014. The increase resulted primarily from an approximately 8% increase in the number of average monthly customers and an approximately 8% increase in average revenue per customer. The increase in average revenue per customer was primarily due to new packaging and pricing plans applicable to a subset of our customers and to revenue from our SinglePlatform product. We expect our average revenue per customer to increase over time.

Cost of Revenue

	Six Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Cost of revenue	$43,827	$40,486	8%
Percent of revenue	27%	29%

Cost of revenue increased by $3.3 million from 2013 to 2014. The increase in absolute dollars was primarily due to an increase in customer support personnel costs of $960,000 to support our customer growth and an increase in personnel costs in our operations group of $691,000. Depreciation, hosting and maintenance costs increased by $572,000 as a result of scaling and adding capacity to our hosting infrastructure and merchant card fees increased by $557,000 due to the higher volume of billing transactions.

Research and Development

	Six Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Research and development	$25,924	$22,267	16%
Percent of revenue	16%	16%

Research and development expenses increased by $3.7 million from 2013 to 2014. The increase in absolute dollars was due primarily to additional personnel-related costs as a result of our continued hiring of research and development employees to further develop and enhance our products.

Sales and Marketing

	Six Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Sales and marketing	$65,913	$58,606	12%
Percent of revenue	41%	42%

Sales and marketing expenses increased by $7.3 million from 2013 to 2014. The increase in absolute dollars was largely due to increased personnel-related costs of $5.2 million and an increase in advertising and promotional expenditures of $1.8 million resulting from a change in the mix and timing of advertising campaigns.

General and Administrative

	Six Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
General and administrative	$20,306	$19,765	3%
Percent of revenue	13%	14%

General and administrative expenses increased by $541,000 from 2013 to 2014. The increase in absolute dollars was primarily due to additional personnel costs of $1.9 million as a result of increasing the number of general and administrative employees to support our overall growth, partially offset by a decrease of $1.5 million in professional fees and legal expense from 2013 to 2014. In 2013, we recorded a litigation expense accrual of $820,000 related to the proposed settlement of a lawsuit. This lawsuit was fully settled in the fourth quarter of 2013.

Interest Income and Other Income (Expense), Net

	Six Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Interest income and other income (expense), net	$48	$(17)	(382)%

Our interest income and other income (expense), net increased by $65,000 due to an increase in interest earned on our investment portfolio primarily as a result of higher invested balances as well as a decrease in foreign currency translation expense from 2013 to 2014.

Income Taxes

	Six Months Ended June 30,
	2014	2013
	(dollars in thousands)
Income tax expense (benefit)	$1,339	$(2,106)
Percent of income (loss) before income taxes	32%	(77)%

Our estimated effective tax rate for 2014, which has been applied to our income before income taxes for the six months ended June 30, 2014, varies from the statutory rate primarily due to non-deductible stock-based compensation expense that increased the effective tax rate, partially offset by state research and development credits that decrease the effective tax rate. The U.S. federal research and development credit has not yet been enacted for 2014 and therefore, is not included in our estimated effective tax rate for 2014. The income tax expense for the six months ended June 30, 2014 was further reduced by the impact of disqualifying dispositions of incentive stock options during the period. Our estimated effective tax rate for 2013, which has been applied to our loss before income taxes for the six months ended June 30, 2013, varies from the statutory rate primarily due to 2013 federal and state research and development credits that decrease the effective tax rate, partially offset by non-deductible stock-based compensation expense that increases the effective tax rate. Additionally, in the first quarter of 2013, the income tax benefit was increased by the 2012 federal research and development credit which was treated as a discrete item. The American Taxpayer Relief Act of 2012, or the Act, was enacted on January 2, 2013. The Act retroactively reinstated the federal research and development credit from January 1, 2012. The effect of the change in the tax law related to 2012 was $1.3 million, which was recognized as a benefit to income tax expense in the first quarter of 2013, the quarter in which the law was enacted.

Liquidity and Capital Resources

During the first half of 2014 and 2013, we funded our operations with cash flows generated from operations. At June 30, 2014, our principal sources of liquidity were cash and cash equivalents and marketable securities of $140 million.

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash provided by operating activities	$22,960	$16,430
Cash provided by (used in) investing activities	$(25,916)	$2,386
Cash provided by (used in) financing activities	$8,052	$(321)

Net cash provided by operating activities

During the six months ended June 30, 2014, operating activities provided $23.0 million of cash. The cash flow provided by operating activities primarily resulted from our net income of $2.9 million, our net non-cash charges of $19.6 million and cash provided by changes in our operating assets and liabilities of $2.3 million, partially offset by cash used to pay taxes for net settlement of equity awards of $1.8 million. Our net non-cash charges in the six months ended June 30, 2014 primarily consisted of $11.8 million of depreciation and amortization of our long-lived assets and $8.3 million of stock-based compensation. Cash provided from changes in our operating assets and liabilities during the six months ended June 30, 2014 consisted primarily of a $1.4 million increase in deferred revenue and a $1.5 million increase in accounts payable and accrued expenses, partially offset by a $1.2 million increase in prepaid expenses and other current assets.

During the six months ended June 30, 2013, operating activities provided $16.4 million of cash. The cash flow provided by operating activities primarily resulted from our net non-cash charges of $16.4 million and cash provided by changes in our operating assets and liabilities of $1.7 million, partially offset by cash used to pay taxes for the net share settlement of equity awards of $1.0 million and our net loss of $622,000. Our net non-cash charges in the six months ended June 30, 2013 primarily consisted of $10.8 million of depreciation and amortization of our long-lived assets, $7.7 million of stock-based compensation expense, partially offset by a $2.1 million change in our deferred tax assets. Cash provided from changes in our operating assets and liabilities during the six months ended June 30, 2013 consisted primarily of a net $2.3 million increase in accounts payable and accrued expenses and a $2.0 million increase in deferred revenue, partially offset by a $2.8 million increase in prepaid expenses and other current assets.

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

Net cash provided by (used in) investing activities

Net cash used in investing activities was $25.9 million in the six months ended June 30, 2014 as compared to net cash provided by investing activities of $2.4 million for the six months ended June 30, 2013. Net cash used in investing activities in 2014 consisted primarily of the net settlements of marketable securities and cash paid to purchase property and equipment. Net settlements of marketable securities used cash of $11.9 million as a result of the purchases of marketable securities partially offset by the proceeds from the sales and maturities of marketable securities. In 2013, settlements of our marketable securities provided cash of $12.6 million as a result of the proceeds from the sales and maturities of marketable securities, partially offset by cash used to purchase marketable securities. Acquisition of property and equipment of $14.1 million and $9.7 million in the six months ended June 30, 2014 and 2013, respectively, consisted of the purchase of computer equipment for our operations and employees, furniture and leasehold improvements and the capitalization of certain software development costs. We also increased restricted cash by $550,000 in 2013 related to a lease amendment for our corporate headquarters.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $8.1 million for the six months ended June 30, 2014. Net cash provided by financing activities consisted primarily of proceeds from stock issued pursuant to the exercise of stock options and to the employee stock purchase plan of $7.4 million and from the income tax benefit related to the exercise of stock options of $605,000. Net cash used by financing activities was $321,000 for the six months ended June 30, 2013 as net cash provided by proceeds from stock issued pursuant to the exercise of stock options and to the employee stock purchase plan of $1.3 million was completely offset by $1.6 million of cash used to repurchase our common stock on the open market under our stock repurchase program.

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

As of June 30, 2014, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $12.4 million. This amount relates primarily to marketing programs and other non-marketing related goods and services to be delivered over the next twelve months.

The following table summarizes our contractual obligations at June 30, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Office lease obligations	$74,570	$8,779	$20,039	$19,206	$26,546
Third-party hosting agreements	10,684	3,883	6,690	111	—
Vendor commitments	12,443	12,443	—	—	—

Total	$97,697	$25,105	$26,729	$19,317	$26,546

On July 24, 2014, we announced that our Board of Directors authorized the repurchase of up to $30 million of our common stock through July 31, 2015. Under the authorization, we can repurchase shares in the open market, which may include the use of 10b5-1 trading plans, or through privately negotiated transactions. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions. Share repurchases may be suspended or discontinued at any time. We expect to fund the share repurchases from our cash and cash equivalents.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued new guidance, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance is effective for us commencing January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that this guidance will have on our consolidated financial statements.

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

Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $140 million at June 30, 2014, which consisted of cash, government securities, corporate and agency bonds, commercial paper and money market instruments. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In September 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the U.S. District Court for the Eastern District of Texas that named us as a defendant in a lawsuit. The complaint alleges that certain elements of our email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. In February 2013, RPost amended its complaint to name five of our partners as defendants. Under our contractual agreements with these partners, we are obligated to indemnify them for claims related to patent infringement. We filed a motion to sever and stay the claims against our partners and multiple motions to dismiss the claims against us. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy actions involving RPost, to which we are not a party. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, we believe we have meritorious defenses to any claim of infringement and intend to defend the lawsuit vigorously.

In November 2012, we filed a complaint in the U.S. District Court for the District of Delaware against Umbanet, Inc., or Umbanet, seeking a declaratory judgment that two patents held by Umbanet, or collectively, the Umbanet Patents, are not infringed by a customer’s use of our email marketing product and that such patents are invalid. We refer to this matter as the Delaware Case. We filed the Delaware Case in response to a complaint filed by Umbanet in the U.S. District Court for the District of New Jersey against one of our customers alleging that the customer’s use of our email marketing product infringed the Umbanet Patents. We refer to this matter as the New Jersey Case. Umbanet filed a motion in the Delaware Case seeking to dismiss the complaint or, in the alternative, stay the case pending resolution of the New Jersey Case. We filed a motion in the New Jersey Case seeking to stay the case pending resolution of the Delaware Case. In January 2014, the judge in the New Jersey Case ordered that the case should proceed notwithstanding the pending Delaware case. Following this decision, we voluntarily withdrew the Delaware Case. In April 2014, the New Jersey Case was dismissed with prejudice as part of a larger settlement we entered into with Umbanet, which settlement did not have a material effect on us.

In March 2013, CreateAds LLC, or CreateAds, filed a complaint in the U.S. District Court for the District of Delaware that named us as a defendant in a lawsuit. The complaint alleges that certain elements of our email marketing technology infringe a patent held by CreateAds. CreateAds seeks an award for damages in an unspecified amount and injunctive relief. In February 2014, the case was stayed pending a decision by the United States Supreme Court in the appeal of a patent case with issues very similar to the ones pending in our motion to dismiss. Following the Supreme Court’s decision in June 2014, the district court lifted the stay and ordered that the parties agree on a schedule for summary judgment briefing. This litigation matter is in its very early stages. As a result, neither the ultimate outcome of this matter nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, we believe that we have meritorious defenses to any claim of infringement and intend to defend the lawsuit vigorously.

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

To succeed, we must continue to attract and retain customers. We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website, television and radio advertising, outbound sales, the efforts of our partners and the inclusion of a link to our website in substantially all of our customers’ emails. In addition, we are committed to providing our customers with a high level of support. As a result, we believe many of our new customers are referred to us by existing customers. However, customers cancel their accounts for many reasons, including economic concerns, business failure, credit card failure or a perception that they do not use our products effectively, the service is not a good value and that they can manage their online marketing efforts without our products. In some cases, we terminate an account because the customer fails to comply with our standard terms and conditions. As our customer base continues to grow, even if our customer retention rates remain the same on a percentage basis, the absolute number of customers we lose each month will increase. We must continually add new customers to replace customers whose accounts are cancelled or terminated, which may involve significantly higher marketing expenditures than we currently anticipate. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our business and results of operations would be affected adversely.

Beginning in April 2014, we formally launched Constant Contact Toolkit, our integrated online marketing platform. We have relatively little experience selling an integrated product. To the extent that offering this integrated platform leads to a decline in the number of customers or a decline in revenue, or negatively impacts our existing customers, our business and results of operations may be affected adversely.

Our business is substantially dependent on the market for email marketing services for small organizations.

We derive, and expect to continue to derive, a substantial portion of our revenue from our email marketing product for small organizations, including small businesses, associations and non-profits. For the three and six months ended June 30, 2014, revenue from our email marketing product alone was approximately 82% and 83%, respectively, of our total revenue. Widespread acceptance of email marketing among small organizations will continue to be critical to our future growth and success. There is no certainty regarding how the market for email marketing will continue to develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make email marketing convenient, effective and affordable. If small organizations determine that email marketing does not sufficiently benefit them or utilize alternative or new electronic methods of communicating with their customers, existing customers may cancel their accounts and potential customers may decide not to adopt email marketing. If the market for email marketing services fails to continue to grow or grows more slowly than we currently anticipate, demand for our services may decline and our revenue would suffer.

Our growth strategy requires us to expand our product offerings beyond email marketing and this expansion may not be successful.

We have traditionally focused our business on providing our email marketing product for small organizations, but in the last few years we have significantly expanded our product offerings. In 2007, we introduced our survey product and our add-on email archive service that enables our customers to archive their past email campaigns. In 2009, we launched our event marketing product. Through our acquisition of Nutshell Mail, Inc., which we completed in May 2010, we provide a tool for small organizations to monitor and engage with social media networks. In January 2012, we launched our Social Campaigns product which allows small businesses the ability to run multi-step, results-oriented campaigns on their social networks. Also, in January 2012, we acquired CardStar, a leading developer of mobile applications that extend the use of loyalty, rewards and membership cards and mobile coupons among consumers. In February 2012, we introduced our SaveLocal product, which makes it quick and easy for our customers to create, run and manage local deals. In June 2012, we acquired SinglePlatform, Corp. or SinglePlatform, a company that helps small businesses get discovered through web and mobile searches by providing a single place to update relevant business information. Our efforts to introduce new products beyond our email marketing product or to offer a bundled offering of two or more of our products, such as Toolkit, may not result in significant revenue growth, may not be complementary to our email marketing product, may not be timely, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business or product or may be confusing to our customers, any of which may harm our financial performance and impede our long-term growth strategy.

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

Our principal email marketing competitors include providers of email marketing products for small to medium size businesses such as AWeber Systems, Inc., iContact Corporation, a subsidiary of Vocus, Inc., Protus, a subsidiary of j2 Global Communications, Inc. (Campaigner), The Rocket Science Group LLC (MailChimp), VerticalResponse, Inc., a subsidiary of Deluxe Corporation, and Vistaprint N.V. These vendors typically charge a low monthly fee or a low fee per number of emails sent and, in some cases, they have a free offering. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, there are a number of other vendors that are focused on providing email marketing products for larger organizations, including Alterian, a subsidiary of SDL, plc, CheetahMail, Inc., a subsidiary of Experian Group Limited, ExactTarget, Inc., a subsidiary of Salesforce.com, Inc., Responsys Inc. and Eloqua Limited, subsidiaries of Oracle Corporation, Silverpop, an IBM Company, and StrongMail Systems, Inc. While we do not compete currently with vendors of email marketing products serving larger customers, we may compete with these providers in the future. Finally, in the future, our email marketing product may experience competition from ISPs, web hosting companies, advertising and direct marketing agencies and other large established businesses, possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to develop, market or resell competitive email marketing products, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these entities could decide to offer a competitive email marketing product at no cost or low cost in order to generate revenue as part of a larger product offering.

Our other products also face intense competition. EventSpot, our event marketing product, competes with offerings by Eventbrite, Inc., Evite, LLC, a wholly-owned, operating business of IAC/InterActiveCorp, Regonline, a division of The Active Network, Inc., and Cvent, Inc. Our Social Campaigns product competes with offerings by Offerpop Corporation, Pagemodo, a subsidiary of

VistaPrint N.V., Vocus Social Media LLC doing business as North Social and Wildfire Interactive, a subsidiary of Google Inc. Our survey product competes with similar offerings by Surveymonkey.com Corporation and Widgix, LLC doing business as SurveyGizmo. Our SaveLocal product competes with offerings by Groupon, Inc., LivingSocial, Inc., Amazon Local and Googleoffers. Our SinglePlatform product competes with offerings by Yext, Inc. and Locu Inc, a subsidiary of GoDaddy.com, LLC. In addition, our bundled product offerings, including Toolkit, could face competition from new competitors who are different from the companies we currently compete with on our individual products.

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

Our production disaster recovery system is located at one of our third-party hosting facilities. Our corporate disaster recovery system is located at our headquarters in Waltham, Massachusetts. These systems do not provide real-time backup and neither system may have sufficient capacity to recover all data and services in the event of an outage. In the event of a disaster in which our production system hardware and the disaster recovery operations for our production system hardware are irreparably damaged or destroyed, we would experience interruptions in access to our products. Moreover, our headquarters and one of the third-party facilities that hosts our production system hardware are located within several miles of each other. As a result, any regional disaster could affect these locations equally. Any or all of these events could cause our customers to lose access to our products, which will harm our business and results of operations.

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

Many of our customers located our website by clicking through on search results displayed by search engines such as Google®, Yahoo! ® and Bing®. Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract a significant percentage of the customers we serve to our website. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer potential customers clicking through to our website, requiring us to resort to other costly resources to attempt to replace this traffic, which, in turn, could reduce our revenue and negatively impact our operating results, harming our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, or our revenue could decline and our business may suffer. The cost of purchased search listing advertising fluctuates and may increase as demand for these channels grows, and any such increases could negatively affect our financial results.

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

Similarly, if we offer a bundle of our products, such as Toolkit, that our customers and prospective customers do not find compelling, our business will also be harmed. Creating, designing and marketing these packages (and converting our current customer base to these new packages) entails significant technical and business risks and requires substantial expenditures and lead-time, and there is no guarantee that such packages will anticipate our customers’ needs or gain acceptance among our customers or in the broader market.

If we cannot successfully enhance our existing services or develop new products or if we are not successful in implementing such enhancements and selling new products or new packages of our products to our customers, we could lose customers or have difficulty attracting new customers, which would adversely impact our financial performance.

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

Our SinglePlatform customers and SingleAPI merchants provide us with current information about their business and offerings that we, in turn, provide to our network of electronic publishers, including but not limited to Yelp, foursquare, YP.com and Urbanspoon. The success of the SinglePlatform and SingleAPI offerings depend, in part, on our ability to provide these publishers and their consumers with the information and access to the services or products they seek, which in turn depends on the quantity and quality of the content and services provided by our SinglePlatform customers and SingleAPI merchants. For example, we may be unable to provide these publishers and their consumers with the information they seek if our customers and SingleAPI merchants do not contribute content or services that are helpful, reliable and up-to-date, or if they remove content they previously submitted. If our SinglePlatform or SingleAPI product does not provide content that is helpful, reliable and up-to-date or access to services that end users are interested in using, our ability to maintain our current network of electronic publishers and sign up new publishers could be harmed. If we are unable to provide our electronic publishers and their consumers with the information or services they seek, or if they can find equivalent content or services on other platforms, they may stop or reduce their use of our product, which could negatively impact our ability to retain existing customers and SingleAPI merchants and obtain new customers and merchants and our business would be harmed.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	quarterly unique customer additions and the cost of acquiring those customers and customer retention rates;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in general economic, industry and market conditions;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	our ability to successfully integrate acquisitions;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	the total number of shares of our common stock that have been sold short.

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

On July 24, 2014, we announced that our Board of Directors approved a stock repurchase program for up to $30 million of our common stock through July 31, 2015. Under the repurchase program, we are authorized to repurchase shares in the open market, which may include the use of 10b5-1 trading plans, or through privately negotiated transactions. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions. The repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program will diminish our cash and cash equivalents, which may reduce our flexibility with respect to future acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

CONSTANT CONTACT, INC.

Date: July 30, 2014	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2014	By:	/s/ Harpreet S. Grewal
Harpreet S. Grewal
Executive Vice President and Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

10.1(1)	Amended and Restated 2011 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
(1)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-196835), filed with the Securities and Exchange Commission on June 17, 2014.