Form 10-Q
period 2014-09-30
Constant Contact, Inc.
filed 2014-10-29
CIK 1405277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 27, 2014, there were 31,676,252 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information

Item 1.	Financial Statements

Constant Contact, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$101,943	$82,478
Marketable securities	52,515	40,723
Accounts receivable, net of allowance for doubtful accounts	138	180
Prepaid expenses and other current assets	10,213	9,175

Total current assets	164,809	132,556
Property and equipment, net	44,022	39,238
Restricted cash	1,300	1,300
Goodwill	95,505	95,505
Acquired intangible assets, net	2,691	4,355
Deferred taxes	10,088	9,574
Other assets	2,291	2,345

Total assets	$320,706	$284,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,533	$6,783
Accrued expenses	14,384	10,903
Deferred revenue	37,798	35,256

Total current liabilities	58,715	52,942
Other long-term liabilities	3,251	2,060

Total liabilities	61,966	55,002

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 31,895,068 and 31,203,585 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	319	312
Additional paid-in capital	250,254	229,457
Accumulated other comprehensive income	12	14
Retained earnings	8,155	88

Total stockholders’ equity	258,740	229,871

Total liabilities and stockholders’ equity	$320,706	$284,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Revenue	$83,494	$72,039	$243,624	$210,452
Cost of revenue	23,223	20,478	67,050	60,964

Gross profit	60,271	51,561	176,574	149,488

Operating expenses
Research and development	13,417	12,133	39,341	34,400
Sales and marketing	28,406	24,608	94,319	83,214
General and administrative	10,365	9,312	30,671	29,077

Total operating expenses	52,188	46,053	164,331	146,691

Income from operations	8,083	5,508	12,243	2,797
Interest income and other income (expense), net	339	133	387	116

Income before income taxes	8,422	5,641	12,630	2,913
Income tax expense	(3,224)	(2,321)	(4,563)	(215)

Net income	$5,198	$3,320	$8,067	$2,698

Net income per share:
Basic	$0.16	$0.11	$0.26	$0.09

Diluted	$0.16	$0.11	$0.25	$0.09

Weighted average shares outstanding used in computing per share amounts:
Basic	31,893	30,696	31,557	30,672

Diluted	33,180	31,324	32,750	31,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net income	$5,198	$3,320	$8,067	$2,698

Other comprehensive loss:
Net unrealized gains (losses) on marketable securities, net of tax	(1)	5	2	5
Reclassification adjustment for realized gains on marketable securities included in net income	—	—	(1)	—
Translation adjustment	(8)	5	(4)	1

Total other comprehensive income (loss)	(9)	10	(3)	6

Comprehensive income	$5,189	$3,330	$8,064	$2,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash flows from operating activities
Net income	$8,067	$2,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,041	16,438
Amortization of premium on investments	187	146
Stock-based compensation expense	12,134	11,144
Provision for (recovery of) bad debts	(7)	13
Gain on sales of marketable securities	(1)	—
Deferred income taxes	(512)	222
Income tax benefit from the exercise of stock options	(1,666)	(34)
Taxes paid related to net share settlement of restricted stock units	(2,341)	(1,128)
Loss on sublease	259	—
Changes in operating assets and liabilities:
Accounts receivable	49	(71)
Prepaid expenses and other current assets	(527)	(1,695)
Other assets	54	269
Accounts payable	(250)	(4,607)
Accrued expenses	4,287	4,689
Deferred revenue	2,542	2,025
Other long-term liabilities	991	(14)

Net cash provided by operating activities	41,307	30,095

Cash flows from investing activities
Purchases of marketable securities	(27,276)	(15,834)
Proceeds from maturities of marketable securities	14,665	11,534
Proceeds from sales of marketable securities	633	4,000
Increase in restricted cash	—	(550)
Acquisition of property and equipment, including costs capitalized for development of internal use software	(21,013)	(14,134)

Net cash used in investing activities	(32,991)	(14,984)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to the exercise of stock options	16,016	2,461
Income tax benefit from the exercise of stock options	1,666	28
Proceeds from issuance of common stock pursuant to employee stock purchase plan	831	484
Repurchase of common stock	(7,360)	(4,529)

Net cash provided by (used in) financing activities	11,153	(1,556)

Effects of exchange rates on cash and cash equivalents	(4)	1

Net increase in cash and cash equivalents	19,465	13,556
Cash and cash equivalents, beginning of period	82,478	67,775

Cash and cash equivalents, end of period	$101,943	$81,331

Supplemental disclosure of noncash investing and financing activities:
Capitalization of stock-based compensation	$148	$351

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and per share amounts)

1. Nature of the Business

Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation in 1995 and was reincorporated in the State of Delaware in 2000. The Company is a leading provider of online marketing tools that are designed for small organizations, including small businesses, associations and non-profits. The Company seeks to help customers succeed by creating and growing their customer and member relationships through easy-to-use products combined with education, support, KnowHow® and coaching. In April 2014, the Company formally launched Constant Contact Toolkit™, an integrated online marketing platform that simplifies small business marketing by bringing together the tools needed to drive repeat customers and reach new ones. The Company also offers a suite of online marketing tools, which includes Email Marketing, EventSpot®, Social Campaigns™, SaveLocal™, SinglePlatform and Survey, that enables customers to launch and monitor marketing campaigns across multiple channels, including email, social media, events, local deals, online listings and surveys. These products are marketed and sold directly by the Company and through a wide variety of partners primarily in the United States of America.

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

The condensed consolidated balance sheet at December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2014 and for the three months and nine months ended September 30, 2014 and 2013 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2014 and consolidated results of operations for the three and nine months ended September 30, 2014 and 2013 and consolidated cash flows for the nine months ended September 30, 2014 and 2013, have been made. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2014.

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

Concentration of Credit Risk and Significant Products and Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of September 30, 2014 and December 31, 2013, the Company had substantially all cash and investment balances at certain financial institutions without or in excess of federally insured limits, however, the Company maintains its cash balances and custody of its marketable securities with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the three and nine months ended September 30, 2014, revenue from the Company’s email marketing product alone as a percentage of total revenue was approximately 79% and 81%, respectively. For the three and nine months ended September 30, 2013, revenue from the Company’s email marketing product alone as a percentage of total revenue was approximately 84%. No customer accounted for more than 10% of total revenue during these periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. The Company also considers receivables related to customer credit card purchases of $3,922 and $2,901 as of September 30, 2014 and December 31, 2013, respectively, to be equivalent to cash. Cash equivalents are stated at fair value.

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

At September 30, 2014, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$20,000	$18	$—	$20,018
Corporate and Agency Bonds	31,100	7	(8)	31,099
Commercial Paper	1,398	—	—	1,398

Total	$52,498	$25	$(8)	$52,515

At September 30, 2014, marketable securities consisted of investments that mature within one year with the exception of government treasuries and corporate and agency bonds with a fair value of $11,548, which have maturities within two years.

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

The following tables present the Company’s fair value hierarchy for its cash equivalents and marketable securities, which are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements at September 30, 2014 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$11,727	$—	$—	$11,727
U.S. Treasury Notes	20,018	—	—	20,018
Corporate and Agency Bonds	—	31,099	—	31,099
Commercial Paper	—	1,398	—	1,398

Total	$31,745	$32,497	$—	$64,242

	Fair Value Measurements at December 31, 2013 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$23,444	$—	$—	$23,444
U.S. Treasury Notes	27,035	—	—	27,035
Corporate and Agency Bonds	—	12,688	—	12,688
Commercial Paper	—	1,000	—	1,000

Total	$50,479	$13,688	$—	$64,167

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

The following is a summary of the shares used in computing diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Weighted average shares used in calculating basic net income per share	31,893	30,696	31,557	30,672
Stock options	1,172	490	1,069	381
Warrants	—	1	—	1
Unvested restricted stock and restricted stock units	115	137	124	86

Shares used in computing diluted net income per share	33,180	31,324	32,750	31,140

The following common stock equivalents were excluded from the computation of diluted net income per share because they had an anti-dilutive impact as the proceeds under the treasury stock method were in excess of the average fair market value for the period:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Options to purchase common stock	686	3,352	1,067	4,184
Unvested restricted stock and restricted stock units	—	241	180	174

Total options exercisable into common stock, restricted stock units issuable in common stock and restricted stock	686	3,593	1,247	4,358

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, the “FASB” issued new guidance, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance is effective for the Company commencing January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

In August 2014, the FASB issued new guidance, Presentation of Financial Statements — Going Concern. The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

3. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $95,505 at September 30, 2014 and December 31, 2013. Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired.

Intangible assets consist of the following:

		September 30, 2014			December 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 years	$4,357	$3,183	$1,174	$4,357	$2,336	$2,021
Customer relationships	3.75 years	3,315	2,481	834	3,315	1,855	1,460
Publisher relationships	5 years	710	331	379	710	225	485
Trade name	5 years	570	266	304	570	181	389

		$8,952	$6,261	$2,691	$8,952	$4,597	$4,355

The Company amortizes the intangible assets over the estimated useful lives noted above. Amortization of the developed technology and publisher relationships assets is on a straight-line basis as the pattern of consumption of the economic benefits of the intangible assets cannot be reliably determined. The Company also amortizes the trade name asset over its estimated useful life on a straight-line basis as the straight-line basis is not materially different than the pattern of consumption of economic benefit basis. Customer relationships are amortized over their useful life based on the pattern of consumption of economic benefit of the asset. Amortization commences once the asset has been placed in service. Amortization expense for intangible assets was $543 and $596 for the three months ended September 30, 2014 and 2013, respectively. Amortization expense for intangible assets was $1,664 and $1,822 for the nine months ended September 30, 2014 and 2013, respectively. Amortization relating to developed technology and publisher relationships is recorded within cost of revenue and amortization of customer relationships and trade name is recorded within sales and marketing expense. Future estimated amortization expense for intangible assets as of September 30, 2014 is as follows:

Remainder of 2014	$531
2015	1,583
2016	470
2017	107

Total	$2,691

4. Stockholders’ Equity and Stock-Based Compensation

Stock Repurchase Program

In the second quarter of 2014, the Board of Directors authorized the repurchase of up to $30,000 of its common stock through July 31, 2015. Under the authorization, the Company can repurchase shares in the open market, which may include the use of 10b5-1 trading plans, or through privately negotiated transactions. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions. Stock repurchases may be suspended or discontinued at any time. The Company intends to fund repurchases from its cash and cash equivalents.

During the three months ended September 30, 2014, the Company repurchased 246,700 shares of its common stock at an average price of $29.84 per share. These shares were retired and returned to authorized but unissued shares and accounted for as a reduction to stockholders’ equity in the Company’s condensed consolidated balance sheet.

Stock-Based Awards

Stock Incentive Plan

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards with a maximum term of seven years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company initially reserved 4,200,000 shares of its common stock for issuance under the 2011 Plan. Additionally, per the terms of the 2011 Plan, shares of common stock previously reserved for issuance under the 2007 Stock Incentive Plan as well as shares reserved for outstanding awards under the 1999 Stock Option/Stock Issuance Plan for which the awards are cancelled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the 2011 Plan. Awards that were granted with a per share or per unit purchase price less than 100% of fair market value as of the date of grant (e.g., restricted stock and restricted stock unit awards) counted towards the total number of shares reserved for issuance under the 2011 Plan on a two-for-one basis. In April 2014, the Board of Directors approved an amendment and restatement of the 2011 Plan, subject to stockholder approval, which included an increase to the number of shares available for issuance under the 2011 Plan by 2,100,000 shares and a change to the number of shares that would be counted towards the total number of shares reserved for issuance for awards granted with a per share or per unit purchase price less than 100% of fair market value as of the date of grant from 2-for-1 to 1.8-for-1 for awards granted after April 1, 2014. This amendment and restatement of the 2011 Plan was approved by the stockholders in May 2014. As of September 30, 2014, 2,492,683 shares of common stock are available for issuance under the amended and restated 2011 Plan.

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

Restricted stock units with service-based vesting and service-based and performance-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares. Service-based vesting restrictions lapse over periods generally ranging from two to four years. Restricted stock units with both service-based and performance-based vesting conditions consist of restricted stock units which vest upon the achievement of a minimum number of years of service and a targeted revenue run rate (the “2012 Revenue RSUs”) or a compounded annual growth rate in revenue over a specified period of time (the “2013 Revenue RSUs”). The number of 2012 Revenue RSUs that will vest upon the achievement of the performance condition and the service condition will vary based on when the performance condition is satisfied, from a maximum of 100% of the number of target shares to a threshold of 25% of the number of target shares with no vesting, absent certain circumstances in a change of control of the Company, if the targeted threshold is not achieved or the employee is no longer with the Company at the end of the measurement period. If the revenue target is not achieved by March 31, 2017, the 2012 Revenue RSUs will expire unvested. The number of 2013 Revenue RSUs that will vest upon the achievement of the performance condition and the service condition will vary based on the actual compound annual growth rate in revenue, from a maximum of 125% of the number of target shares to a threshold of 50% of the number of target shares with no vesting, absent certain circumstances in a change of control of the Company, if the targeted threshold is not achieved or the employee is no longer with the Company at the end of the measurement period. If the targeted threshhold is not achieved by December 31, 2016, the 2013 Revenue RSUs will expire unvested. The Company also has outstanding a small number of restricted stock units with other performance-based vesting criteria.

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

Stock Purchase Plan

Under the Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), six-month offering periods begin on January 1 and July 1 of each year during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. Prior to July 1, 2013, the per share purchase price for each offering was equal to 85% of the closing market price of the Company’s common stock on the last day of the offering period. Starting with the offering period that began on July 1, 2013, the per share purchase price for offerings is equal to the lesser of 85% of the closing market price of the Company’s common stock on the first day or last day of the offering period. As of September 30, 2014, 348,821 shares of common stock are available for issuance to participating employees under the Purchase Plan.

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

The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cost of revenue	$503	$464	$1,451	$1,355
Research and development	665	761	2,468	2,509
Sales and marketing	1,131	818	3,741	2,937
General and administrative	1,511	1,430	4,474	4,343

	$3,810	$3,473	$12,134	$11,144

Additionally, the Company capitalized $48 and $128 of stock-based compensation related to the development of internal use software for the three months ended September 30, 2014 and 2013, respectively, and $148 and $351 of stock-based compensation expense related to the development of internal use software for the nine months ended September 30, 2014 and 2013, respectively.

5. Income Taxes

For the three and nine months ended September 30, 2014, the Company recorded an income tax expense of $3,224 and $4,563, respectively. For the three and nine months ended September 30, 2013, the Company recorded an income tax expense of $2,321 and $215, respectively. Income tax is related to federal, state, and to a lesser extent, foreign tax obligations. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws and deductibility of certain costs and expenses.

The Company’s estimated effective tax rate for 2014, which has been applied to the Company’s income before income taxes for the three and nine months ended September 30, 2014, varies from the statutory rate primarily due to non-deductible stock-based compensation expense, that increases the effective tax rate, partially offset by state research and development credits that decrease the effective tax rate. The U.S. federal research and development credit has not yet been enacted for 2014 and therefore, is not included in the Company’s estimated effective tax rate for 2014. The income tax expense for the three and nine months ended September 30, 2014 was further reduced by the impact of disqualifying dispositions of incentive stock options during these periods. The Company’s estimated effective tax rate for 2013, which has been applied to the Company’s income before income taxes for the three and nine months ended September 30, 2013, varies from the statutory rate primarily due to 2013 federal and state research and development credits that decrease the effective tax rate, partially offset by non-deductible stock-based compensation expense, that increases the effective tax rate. Additionally, income tax expense for the nine months ended September 30, 2013 was decreased by the 2012 federal research and development credit which was treated as a discrete item. The American Taxpayer Relief Act of 2012 (the “Act”), was enacted on January 2, 2013. The Act retroactively reinstated the federal research and development credit from January 1, 2012. The effect of the change in the tax law related to 2012 was $1,324, which was recognized as a benefit in the first quarter of 2013, the quarter in which the law was enacted.

The Company had net deferred tax assets of $10,377 at December 31, 2013, which did not change materially at September 30, 2014.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2014 or December 31, 2013. As of September 30, 2014 and December 31, 2013, the Company had not recorded any accrued interest or tax penalties.

6. Accrued Expenses

	September 30, 2014	December 31, 2013
Payroll and payroll-related	$5,056	$4,106
Licensed software and maintenance	1,197	1,197
Marketing programs	572	575
Other accrued expenses	7,559	5,025

	$14,384	$10,903

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

At September 30, 2014 and December 31, 2013, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $5 as of September 30, 2014, of which $4 was included in prepaid expenses and other current assets and $1 was included in other assets. The accrued rent balance was $3,257 as of September 30, 2014, of which $419 was included in accrued expenses and $2,838 was included in other long-term liabilities. The prepaid rent balance was $634 at December 31, 2013, of which $128 was included in prepaid expenses and other current assets and $506 was included in other assets. The accrued rent balance was $2,239 at December 31, 2013, of which $351 was included in accrued expenses and $1,888 was included in other long-term liabilities.

As of September 30, 2014, future minimum lease payments under non-cancelable office leases are as follows:

Remainder of 2014	$2,150
2015	9,238
2016	10,194
2017	10,153
2018	9,747
Thereafter	30,954

72,436
Less: Sublease income	752

$71,684

Total rent expense under office leases was $2,534 and $7,116 for the three and nine months ended September 30, 2014, respectively. Total rent expense for the three and nine months ended September 30, 2014 includes a loss on sublease of $259. Total rent expense under office leases was $2,069 and $6,022 for the three and nine months ended September 30, 2013, respectively.

Third-Party Hosting Agreements

The Company has agreements with two affiliated vendors to provide specialized space and equipment and related services from which the Company hosts its software applications. Payment escalations and rent holidays specified in these agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. As of September 30, 2014 and December 31, 2013, the Company had both prepaid rent and accrued rent balances related to these agreements. As of September 30, 2014, the Company had prepaid rent of $591, of which $306 was included in prepaid expenses and other current assets and $285 was included in other assets. Of the accrued rent balance of $177, $29 was included in accrued expenses and $148 was included in other long-term liabilities. As of December 31, 2013, the Company had prepaid rent of $861, of which $360 was included in prepaid expenses and other current assets and $501 was included in other assets. The accrued rent balance of $173 was included in other long-term liabilities.

The agreements include payment commitments that expire at various dates through 2017. As of September 30, 2014, future minimum payments under the agreements are as follows:

Remainder of 2014	$962
2015	3,938
2016	4,049
2017	775

Total	$9,724

Total rent expense under hosting agreements was $1,061 and $3,167 for the three and nine months ended September 30, 2014, respectively. Total rent expense under hosting agreements was $996 and $3,001 for the three and nine months ended September 30, 2013, respectively.

Vendor Commitments

As of September 30, 2014, the Company had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling $7,435 related primarily to marketing programs and other non-marketing goods and services to be delivered over the next twelve months.

Letters of Credit and Restricted Cash

As of September 30, 2014 and December 31, 2013, the Company maintained a letter of credit totaling $1,300 for the benefit of the landlord of the Lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $1,300 as of September 30, 2014 and December 31, 2013, respectively, to secure the letter of credit. These amounts were classified as restricted cash in the balance sheet at September 30, 2014 and December 31, 2013.

Indemnification Obligations

The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of September 30, 2014, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

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

In March 2013, CreateAds LLC (“CreateAds”) filed a complaint in the U.S. District Court for the District of Delaware that named the Company as a defendant in a lawsuit. The complaint, which was served on the Company on March 8, 2013, alleges that certain elements of the Company’s email marketing technology infringe a patent held by CreateAds. CreateAds seeks an award for damages in an unspecified amount and injunctive relief. In February 2014, the case was stayed pending a decision by the United States Supreme Court in the appeal of a patent case with issues very similar to the ones pending in the Company’s motion to dismiss. Following the Supreme Court’s decision in June 2014, the Company filed a motion for summary judgment seeking to invalidate the patent for lack of patent-eligible subject matter, which motion is expected to be decided during the fourth quarter of 2014. This litigation is in its early stages. As a result, neither the ultimate outcome of this matter nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, the Company believes that it has meritorious defenses to any claim of infringement and intends to defend the lawsuit vigorously.

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

Through September 30, 2014 and 2013, the Company made matching contributions of $2,716 and $2,154 for the plan years ended December 31, 2014 and 2013, respectively.

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

Overview

We are a leading provider of online marketing tools that are designed for small organizations, including small businesses, associations and non-profits. We seek to help our customers succeed by creating and growing their customer and member relationships through our easy-to-use products combined with education, support, KnowHow and coaching. Our tools include email marketing, social media marketing, event marketing, local deals, online listings and survey products. In April 2014, we formally launched Constant Contact Toolkit™, an integrated online marketing platform that simplifies small business marketing by bringing together the tools needed to drive repeat customers and reach new ones. Toolkit combines new and existing elements of our product set to make it easy for small organizations to find and engage with current and new customers across all of the marketing channels; email, social, mobile and web. Toolkit is available to new customers through three different packages: Basic, Essential and Ultimate. We also plan to migrate existing customers to Toolkit over time. We believe Toolkit will allow us to achieve increased product usage, increased revenue per customer and higher retention rates.

We market our products and acquire our customers through a variety of sources including online marketing, such as search engines and advertising with online networks and other websites, offline marketing through television and radio advertising, local seminars, relationships with our partners, outbound sales efforts, referrals from our growing customer base, general brand awareness and a link to our website in the footer of substantially all of the emails sent by our customers.

We have grown rapidly since launching our first on-demand product in 2000. As of September 30, 2014, we had approximately 625,000 unique paying customers and had revenue for the nine months ended September 30, 2014 of $244 million. Unique customers are rounded to the nearest 5,000 and we define unique customers as customers of all of our products and services, inclusive of both subscription and transaction-based products. Transactional customers are included in the customer count for the period if they transacted within the prior 12-month period. A customer of multiple products and services is counted as one unique customer.

Our business strategy is to expand beyond email marketing to provide an integrated multi-product offering, Constant Contact Toolkit, that drives higher customer lifetime value driven by improvements in average revenue per customer and retention. We believe increasing our customer’s lifetime value will be a key contributor to our continued success. To drive lifetime value, we intend to continue to focus on acquiring and supporting customers in a cost-effective manner, increasing average revenue per customer (through cross-selling, list size growth and bundling of our products) and improving customer retention rates.

In July 2014, we announced a stock repurchase program. Under the repurchase program, we are authorized to repurchase up to $30 million of our common stock through July 31, 2015. Stock may be repurchased from time to time in the open market, which may include the use of 10b5-1 trading plans, or in privately negotiated transactions in accordance with applicable securities and stock exchange rules. During the three months ended September 30, 2014, we repurchased 246,700 shares of common stock at an average price of $29.84 per share.

Key Financial and Operating Metrics

In connection with the ongoing operation of our business, our management regularly reviews key financial and operating metrics. Given our growth strategy, we pay particular attention to customer lifetime value, customer acquisition metrics, trialer growth, customer attrition, success in cross-selling and growing customer list sizes and average revenue per customer. We also consider other financial and operating metrics such as revenue, quarterly revenue growth, gross margin, expenses, customer satisfaction rates, average speed of answer for customer support calls, email deliverability rates and capital expenditures, among others. Management considers these financial and operating metrics critical to understanding and improving our business, reviewing our historical performance, benchmarking our performance versus other companies and identifying current and future trends, and for planning purposes. In addition, we believe that certain non-GAAP financial measures are useful to management and investors in evaluating our operating performance for the periods presented and provide a tool for evaluating our ongoing operations. These non-GAAP financial measures, however, are not a measure of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered a substitute for GAAP financial measures, including but not limited to net income (loss) or cash flows from operating, investing and financing activities and may not be comparable to similarly titled measures reported by other companies.

We consider the following non-GAAP financial measures to be key indicators of our financial performance:

•	“adjusted EBITDA,” which we define as GAAP net income (loss) before income taxes, interest income and other income (expense), depreciation and amortization, stock-based compensation and litigation contingency accruals;

•	“adjusted EBITDA margin,” which we define as adjusted EBITDA divided by revenue;

•	“non-GAAP net income,” which we define as GAAP net income (loss) before the non-cash portion of income taxes, stock-based compensation expense and litigation contingency accruals; and

•	“free cash flow,” which we define as net cash flow from operating activities less acquisition of property and equipment.

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

•	Our long term strategy is substantially dependent on our ability to continue to generate interest in our existing products and to enhance, expand and integrate our product offerings to serve the online marketing needs of small businesses, associations and non-profits. If we fail, our financial results could be adversely impacted.

•	We recently launched Constant Contact Toolkit, our new bundled product offering that will allow our customers to have access to multiple products for one monthly fee. Our efforts to offer product bundles may not result in significant revenue growth, may negatively impact trialer conversion rates, may be confusing to our customers and may disrupt existing product offerings, which still account for a significant majority of our revenue, any of which may harm our financial performance and impede our long-term growth strategy.

•	Over the last several months, we have experienced higher than normal credit card failure rates as we seek to charge our customer accounts. We believe that this is occurring because credit card issuers have issued a significant number of new credit cards as a result of the highly-publicized data breaches that have impacted national retailers and financial institutions. While we are taking various actions to address this issue, this trend has negatively impacted our business and may continue to do so in the future.

•	We believe that given the size of our potential market and the relatively low barriers to entry, competition may increase. Increased competition could result from existing competitors, existing competitors that have been acquired by larger enterprises or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•	From time to time, we may be subject to various claims and lawsuits by partners, customers, or other parties arising in the ordinary course of business, including lawsuits alleging patent infringement. We are currently a party to actions that are described in Part II, Item 1 “Legal Proceedings” included elsewhere in this Quarterly Report on Form 10-Q. These matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, the results of any of these actions may have a material adverse effect on our operating results.

•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses, while expected to decline on a percentage of revenue basis, will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

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

Research and Development. Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on improving ease of use, functionality and technological scalability of our existing products as well as on the development of new product offerings. We primarily expense research and development costs. However, direct development costs related to software enhancements that add functionality are capitalized and amortized over their useful life. We expect research and develop expenses will increase in absolute dollars but remain generally flat as a percentage of revenue over the short term. Over the long term, we expect research and develop expenses will increase in absolute dollars but decrease as a percentage of revenue as we expect to grow our revenue at a faster rate.

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

Results of Operations

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Revenue

	Three Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)
Revenue	$83,494	$72,039	16%

Revenue increased by $11.5 million from 2013 to 2014. The increase resulted primarily from an approximately 7% increase in the number of average monthly customers and an approximately 9% increase in average revenue per customer. The increase in average revenue per customer was primarily due to new packaging and pricing plans applicable to a subset of our customers and to revenue from our SinglePlatform product. We expect our average revenue per customer to increase over time.

Cost of Revenue

	Three Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)
Cost of revenue	$23,223	$20,478	13%
Percent of revenue	2 8%	28%

Cost of revenue increased by $2.7 million from 2013 to 2014. The increase in absolute dollars was primarily due to an increase in customer support personnel costs of $1.0 million to support our customer growth and an increase in personnel costs in our operations group, who manage our technology infrastructure, of $613,000. Depreciation, hosting and maintenance costs increased by $472,000 as a result of scaling and adding capacity to our hosting infrastructure. Merchant card fees increased by $309,000 due to the higher volume of billing transactions.

Research and Development

	Three Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)
Research and development	$13,417	$12,133	11%
Percent of revenue	16%	17%

Research and development expenses increased by $1.3 million from 2013 to 2014. The increase in absolute dollars was due primarily to additional personnel-related costs as a result of our continued hiring of research and development employees to further develop and enhance our products.

Sales and Marketing

	Three Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)
Sales and marketing	$28,406	$24,608	15%
Percent of revenue	34%	34%

Sales and marketing expenses increased by $3.8 million from 2013 to 2014. The increase in absolute dollars was largely due to increased personnel-related costs of $3.3 million.

General and Administrative

	Three Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)
General and administrative	$10,365	$9,312	11%
Percent of revenue	12%	13%

General and administrative expenses increased by $1.1 million from 2013 to 2014. The increase in absolute dollars was primarily due to additional personnel costs of $1.2 million as a result of increasing the number of general and administrative employees to support our overall growth and an increase of $180,000 in professional fees and legal expense from 2013 to 2014, partially offset by a $483,000 decrease related to a property tax accrual recorded in the three months ended September 30, 2013.

Interest and other income (expense), net

	Three Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)
Interest and other income (expense), net	$339	$133	155%

Interest and other income (expense), net increased by $206,000 from 2013 to 2014 due primarily to a one-time refund from a vendor of $399,000, partially offset by foreign currency transaction losses of $95,000. In the three months ended September 30, 2013, we had foreign currency transaction gains of $113,000.

Income Taxes

	Three Months Ended September 30,
	2014	2013
	(dollars in thousands)
Income tax expense	$3,224	$2,321
Percent of income before income taxes	38%	41%

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws and deductibility of certain costs and expenses.

Our estimated effective tax rate for 2014, which has been applied to our income before income taxes for the three months ended September 30, 2014, varies from the statutory rate primarily due to non-deductible stock-based compensation expense that increased the effective tax rate, partially offset by state research and development credits that decrease the effective tax rate. The U.S. federal research and development credit has not yet been enacted for 2014 and therefore, is not included in our estimated effective tax rate for 2014. The income tax expense for the three months ended September 30, 2014 was further reduced by the impact of disqualifying dispositions of incentive stock options during the period. Our estimated effective tax rate for 2013, which has been applied to our income before income taxes for the three months ended September 30, 2013, varies from the statutory rate primarily due to 2013 federal and state research and development credits that decrease the effective tax rate, partially offset by non-deductible stock-based compensation expense that increases the effective tax rate.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Revenue

	Nine Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)
Revenue	$243,624	$210,452	16%

Revenue increased by $33.2 million from 2013 to 2014. The increase resulted primarily from an approximately 7% increase in the number of average monthly customers and an approximately 9% increase in average revenue per customer. The increase in average revenue per customer was primarily due to new packaging and pricing plans applicable to a subset of our customers and to revenue from our SinglePlatform product.

Cost of Revenue

	Nine Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)
Cost of revenue	$67,050	$60,964	10%
Percent of revenue	2 8%	29%

Cost of revenue increased by $6.1 million from 2013 to 2014. The increase in absolute dollars was primarily due to an increase in customer support personnel costs of $2.0 million to support our customer growth and an increase in personnel costs in our operations group of $1.3 million. Depreciation, hosting and maintenance costs increased by $1.0 million as a result of scaling and adding capacity to our hosting infrastructure and merchant card fees increased by $866,000 due to the higher volume of billing transactions.

Research and Development

	Nine Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)
Research and development	$39,341	$34,400	14%
Percent of revenue	16%	16%

Research and development expenses increased by $4.9 million from 2013 to 2014. The increase in absolute dollars was due primarily to additional personnel-related costs as a result of our continued hiring of research and development employees to further develop and enhance our products.

Sales and Marketing

	Nine Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)
Sales and marketing	$94,319	$83,214	13%
Percent of revenue	39%	40%

Sales and marketing expenses increased by $11.1 million from 2013 to 2014. The increase in absolute dollars was largely due to increased personnel-related costs of $8.5 million and an increase in advertising and promotional expenditures of $2.6 million resulting from a change in the mix and timing of advertising campaigns.

General and Administrative

	Nine Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)
General and administrative	$30,671	$29,077	5%
Percent of revenue	13%	14%

General and administrative expenses increased by $1.6 million from 2013 to 2014. The increase in absolute dollars was primarily due to additional personnel costs of $3.1 million as a result of increasing the number of general and administrative employees to support our overall growth, partially offset by a decrease of $1.3 million in professional fees and legal expense from 2013 to 2014. In 2013, we recorded a litigation expense accrual of $820,000 related to the proposed settlement of a lawsuit. This lawsuit was fully settled in the fourth quarter of 2013.

Interest Income and Other Income (Expense), Net

	Nine Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)
Interest and other income (expense), net	$387	$116	234%

Our interest income and other income (expense), net increased by $271,000 due primarily to a one-time refund from a vendor of $399,000, partially offset by foreign currency transaction losses of $114,000. In the nine months ended September 30, 2013, we had a small amount of foreign currency transaction gains.

Income Taxes

	Nine Months Ended September 30,
	2014	2013
	(dollars in thousands)
Income tax expense	$4,563	$215
Percent of income before income taxes	36%	7%

Our estimated effective tax rate for 2014, which has been applied to our income before income taxes for the nine months ended September 30, 2014, varies from the statutory rate primarily due to non-deductible stock-based compensation expense that increased the effective tax rate, partially offset by state research and development credits that decrease the effective tax rate. The U.S. federal research and development credit has not yet been enacted for 2014 and therefore, is not included in our estimated effective tax rate for 2014. The income tax expense for the nine months ended September 30, 2014 was further reduced by the impact of disqualifying dispositions of incentive stock options during the period. Our estimated effective tax rate for 2013, which has been applied to our income before income taxes for the nine months ended September 30, 2013, varies from the statutory rate primarily due to 2013 federal and state research and development credits that decrease the effective tax rate, partially offset by non-deductible stock-based compensation expense that increases the effective tax rate. Additionally, in the first quarter of 2013, we realized an income tax benefit of $1.3 million due to the 2012 federal research and development credit which was treated as a discrete item. The American Taxpayer Relief Act of 2012, or the Act, was enacted on January 2, 2013. The Act retroactively reinstated the federal research and development credit from January 1, 2012. The effect of the change in the tax law related to 2012 was recognized as a benefit to income tax expense in the first quarter of 2013, the quarter in which the law was enacted.

Liquidity and Capital Resources

During the nine months ended September 30, 2014 and 2013, we funded our operations with cash flows generated from operations. At September 30, 2014, our principal sources of liquidity were cash and cash equivalents and marketable securities of $154 million.

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash provided by operating activities	$41,307	$30,095
Cash used in investing activities	$(32,991)	$(14,984)
Cash provided by (used in) financing activities	$11,153	$(1,556)

Net cash provided by operating activities

During the nine months ended September 30, 2014, operating activities provided $41.3 million of cash. The cash flow provided by operating activities primarily resulted from our net income of $8.1 million, our net non-cash charges of $28.4 million and cash provided by changes in our operating assets and liabilities of $7.1 million, partially offset by cash used to pay taxes for net settlement of equity awards of $2.3 million. Our net non-cash charges in the nine months ended September 30, 2014 primarily consisted of $18.0 million of depreciation and amortization of our long-lived assets, $12.1 million of stock-based compensation and $1.7 million of income tax benefit related to the exercise of stock options. Cash provided from changes in our operating assets and liabilities during the nine months ended September 30, 2014 consisted primarily of a $2.5 million increase in deferred revenue, a $4.0 million increase in accounts payable and accrued expenses and a $991,000 increase in other long-term liabilities, partially offset by a $527,000 increase in prepaid expenses and other current assets.

During the nine months ended September 30, 2013, operating activities provided $30.1 million of cash. The cash flow provided by operating activities primarily resulted from our net income of $2.7 million, our net non-cash charges of $27.9 million and cash provided by changes in our operating assets and liabilities of $596,000, partially offset by cash used to pay taxes for the net share settlement of equity awards of $1.1 million. Our net non-cash charges in the nine months ended September 30, 2013 primarily consisted of $16.4 million of depreciation and amortization of our long-lived assets and $11.1 million of stock-based compensation expense, Cash provided from changes in our operating assets and liabilities during the nine months ended September 30, 2013 consisted primarily of a $2.0 million increase in deferred revenue, partially offset by a $1.7 million increase in prepaid expenses and other current assets.

Our cash provided by operating activities is generally affected by the amount of net income, growth in prepaid subscriptions, changes in working capital accounts and the timing of rent payments and add-backs of non-cash expense items such as depreciation and amortization of long-lived assets, stock-based compensation expense and the change in deferred tax assets. Changes in our working capital accounts are generally driven by the timing of payments.

Net cash used in investing activities

Net cash used in investing activities was $33.0 million in the nine months ended September 30, 2014 as compared to net cash used in investing activities of $15.0 million for the nine months ended September 30, 2013. Net cash used in investing activities in 2014 consisted primarily of the net settlements of marketable securities and cash paid to purchase property and equipment. Net settlements of marketable securities used cash of $12.0 million as a result of the purchases of marketable securities partially offset by the proceeds from the sales and maturities of marketable securities. In 2013, settlements of our marketable securities used a small amount of cash. Acquisition of property and equipment of $21.0 million and $14.1 million in the nine months ended September 30, 2014 and 2013, respectively, consisted of the purchase of computer equipment for our operations and employees, furniture and leasehold improvements and the capitalization of certain software development costs. We also increased restricted cash by $550,000 in 2013 related to a lease amendment for our corporate headquarters.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $11.2 million for the nine months ended September 30, 2014. Net cash provided by financing activities consisted primarily of proceeds from stock issued pursuant to the exercise of stock options and to the employee stock purchase plan of $16.8 million and from the income tax benefit related to the exercise of stock options of $1.7 million, partially offset by $7.4 million of cash used to repurchase our common stock on the open market under our stock repurchase program. In July 2014, we announced that our Board of Directors authorized the repurchase of up to $30 million of our common stock through July 31, 2015. Under the authorization, we can repurchase shares in the open market, which may include the use of 10b5-1 trading plans, or in privately negotiated transactions. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions. Share repurchases may be suspended or discontinued at any time. We expect to fund the share repurchases from our cash and cash equivalents. As of September 30, 2014, we have repurchased $7.4 million of our common stock.

Net cash used by financing activities was $1.6 million for the nine months ended September 30, 2013 as net cash provided by proceeds from stock issued pursuant to the exercise of stock options and to the employee stock purchase plan of $2.9 million was completely offset by $4.5 million of cash used to repurchase our common stock on the open market under our stock repurchase program.

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

We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through 2017.

As of September 30, 2014, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $7.4 million. This amount relates primarily to marketing programs and other non-marketing related goods and services to be delivered over the next twelve months.

The following table summarizes our contractual obligations at September 30, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Office lease obligations	$72,436	$9,029	$20,213	$18,690	$24,504
Third-party hosting agreements	9,724	3,909	5,815	—	—
Vendor commitments	7,435	7,435	—	—	—

Total	$89,595	$20,373	$26,028	$18,690	$24,504

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued new guidance, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance is effective for us commencing January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that this guidance will have on our consolidated financial statements.

In August 2014, the FASB issued new guidance, Presentation of Financial Statements — Going Concern. The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements.

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

Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $154 million at September 30, 2014, which consisted of cash, government securities, corporate and agency bonds, commercial paper and money market instruments. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2013, CreateAds LLC, or CreateAds, filed a complaint in the U.S. District Court for the District of Delaware that named us as a defendant in a lawsuit. The complaint alleges that certain elements of our email marketing technology infringe a patent held by CreateAds. CreateAds seeks an award for damages in an unspecified amount and injunctive relief. In February 2014, the case was stayed pending a decision by the United States Supreme Court in the appeal of a patent case with issues very similar to the ones pending in our motion to dismiss. Following the Supreme Court’s decision in June 2014, we filed a motion for summary judgment seeking to invalidate the patent for lack of patent-eligible subject matter, which motion is expected to be decided during the fourth quarter of 2014. This litigation is in its early stages. As a result, neither the ultimate outcome of this matter nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, we believe that we have meritorious defenses to any claim of infringement and intend to defend the lawsuit vigorously.

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

To succeed, we must continue to attract and retain customers and increase sales to new and existing customers. The rate at which new and existing customers purchase and renew subscriptions to our products depends on a number of factors, including those outside of our control. In future periods, our total customers and revenue could decline or grow more slowly than we expect.

We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website, television and radio advertising, the efforts of our partners and the inclusion of a link to our website in substantially all of our customers’ emails. In addition, we are committed to providing our customers with a high level of support. As a result, we believe many of our new customers are referred to us by existing customers. However, customers cancel their accounts for many reasons, including economic concerns, business failure, credit card failure, the timeliness and success of product enhancements and introductions by us and those of our competitors, the pricing offered by us and our competitors, the frequency and severity of any system outages and technological change or a perception that they do not use our products effectively, the service is not a good value and that they can manage their online marketing efforts without our products. In some cases, we terminate an account because the customer fails to comply with our standard terms and conditions.

Our future success also depends in part on retaining our current customers. As our customer base continues to grow, even if our customer retention rates remain the same on a percentage basis, the absolute number of customers we lose each month will increase. We must continually add new customers to replace customers whose accounts are cancelled or terminated, which may involve significantly higher marketing expenditures than we currently anticipate. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our business and results of operations would be affected adversely.

Beginning in April 2014, we formally launched Constant Contact Toolkit, our integrated online marketing platform. We have relatively little experience selling an integrated product and are only selling such product to a subset of our customers. To the extent that offering this integrated platform leads to a decline in the number of customers or a decline in revenue, or negatively impacts our existing customers or our existing products, which still account for a significant majority of our revenue, or causes our executives and employees to have to expend time and resources to support two different offerings, our business and results of operations may be affected adversely.

Our business is substantially dependent on the market for email marketing services for small organizations.

We derive, and expect to continue to derive, a substantial portion of our revenue from our email marketing product for small organizations, including small businesses, associations and non-profits. For the three and nine months ended September 30, 2014, revenue from our email marketing product alone was approximately 79% and 81%, respectively, of our total revenue. Widespread acceptance of email marketing among small organizations will continue to be critical to our future growth and success. There is no certainty regarding how the market for email marketing will continue to develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make email marketing convenient, effective and affordable. If small organizations determine that email marketing does not sufficiently benefit them or utilize alternative or new electronic methods of communicating with their customers, existing customers may cancel their accounts and potential customers may decide not to adopt email marketing. If the market for email marketing services fails to continue to grow or grows more slowly than we currently anticipate, demand for our services may decline and our revenue would suffer.

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

If we are unable to enhance our existing products successfully, including our recent enhancements to our contact management functionality and our plans to update our editing environment, or develop new products that keep pace with rapid technological developments and meet our customers’ needs, our business will be harmed. Creating and designing such enhancements and new products entails significant technical and business risks and requires substantial expenditures and lead-time, and there is no guarantee that such enhancements and new products will be completed in a timely fashion, nor is there any guarantee that any new product offerings will anticipate our customer’s needs or gain acceptance among our customers or in the broader market. In addition, such enhancements and new products may not be profitable for a number of years, if at all, and even if they are profitable, operating margins for new products may not be as high as the margins we have experienced historically. Our existing customers and prospective new customers may be dissatisfied with our enhancements to our existing products and may leave us or choose competing providers, or may not view any new product as complementary to our other product offerings and not purchase such additional products.

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

The success of our SinglePlatform offering is based, in part, on the quality of the content provided by our SinglePlatform customers, including our Single API merchants, and our ability to maintain a strong network of publishers.

Our SinglePlatform customers, including our Single API merchants, provide us with current information about their business and offerings that we, in turn, provide to our network of electronic publishers, including but not limited to Yelp, foursquare, YP.com and Urbanspoon. The success of the SinglePlatform and Single API offerings depend, in part, on our ability to provide these publishers and their consumers with the information and access to the services or products they seek, which in turn depends on the quantity and quality of the content and services provided by these customers. For example, we may be unable to provide these publishers and their consumers with the information they seek if our customers do not contribute content or services that are helpful, reliable and up-to-date, or if they remove content they previously submitted. If our SinglePlatform products do not provide content that is helpful, reliable and up-to-date or access to services that end users are interested in using, our ability to maintain our current network of electronic publishers and sign up new publishers could be harmed. If we are unable to provide our electronic publishers and their consumers with the information or services they seek, or if they can find equivalent content or services on other platforms, they may stop or reduce their use of our product, which could negatively impact our ability to retain existing customers and obtain new customers and merchants and our business would be harmed.

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

In July 2014, we announced that our Board of Directors approved a stock repurchase program for up to $30 million of our common stock through July 31, 2015. Under the repurchase program, we are authorized to repurchase shares in the open market, which may include the use of 10b5-1 trading plans, or through privately negotiated transactions. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions. The repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program will diminish our cash and cash equivalents, which may reduce our flexibility with respect to future activities, including acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our repurchases of our common stock during the three month period ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31, 2014	—	$—	—	$30,000,000
August 1 to August 31, 2014	—	—	—	30,000,000
September 1 to September 30, 2014	246,700	29.84	246,700	22,639,597

Total	246,700	$29.84	246,700	$22,639,597

(1)	Includes commissions, markups and expenses.
(2)	In July 2014, our board of directors approved the repurchase of up to $30 million of our common stock through July 31, 2015. Repurchased shares are retired and resume the status of authorized but unissued shares of common stock.

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

CONSTANT CONTACT, INC.

Date: October 29, 2014	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2014	By:	/s/ Harpreet S. Grewal
Harpreet S. Grewal
Executive Vice President and
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

10.1	Fifth Amendment to Lease dated as of August 4, 2014 by and between BP Reservoir Place LLC (as successor-in-interest to Boston Properties Limited Partnership) and Constant Contact, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.