Form 10-K
period 2014-12-31
Constant Contact, Inc.
filed 2015-02-25
CIK 1405277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $993,927,578 based upon the closing price reported for such date on the NASDAQ Global Select Market (assuming, for this purpose, that only the registrant’s directors and executive officers are deemed affiliates).

As of February 20, 2015, the registrant had 32,131,876 shares of Common Stock, $0.01 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for the registrant’s 2015 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

CONSTANT CONTACT, INC.

Forward-Looking Statements

Matters discussed in this Annual Report on Form 10-K relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, liabilities and obligations, litigation, future earnings per share, product plans, market opportunity, and other plans and objectives, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often, but not always, identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, “objectives”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future events or future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of events could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including, but not limited to, those set forth under Item 1A—“Risk Factors” and those included elsewhere in this Annual Report on Form 10-K and in our other public filings with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections, judgments and beliefs upon which we base our expectations included in this Annual Report on Form 10-K, other periodic reports or otherwise are made only as of the date made and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

References in this Annual Report on Form 10-K to “Constant Contact”, the “Company”, “we” or “us” mean Constant Contact, Inc. and our wholly-owned subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

Constant Contact is a leading provider of online marketing tools that are designed for small organizations, including small businesses, associations and non-profits. We seek to help our customers succeed by creating and growing their customer and member relationships through our easy-to-use products combined with education, support, KnowHow® and coaching. Our tools include Email Marketing, EventSpot®, Social Campaigns™, SaveLocal™, SinglePlatform and Survey. In April 2014, we formally launched Constant Contact Toolkit™, an integrated online marketing platform that simplifies small business marketing by bringing together the tools needed to drive repeat customers and reach new ones. Toolkit combines new and existing elements of our product set to make it easy for small organizations to find and engage with current and new customers across multiple marketing channels including email, social, mobile and web. Toolkit is available to customers in three different packages: Email, Email Plus and Personal Marketer.

We market our products and acquire our customers through a variety of sources, including online marketing, such as search engines and advertising with online networks and other websites, offline marketing through television and radio advertising, local seminars, relationships with our partners, outbound sales efforts, referrals from our growing customer base, general brand awareness and a link to our website in the footer of substantially all of the emails sent by our customers. We have partner relationships with over 10,000 local and national small business service providers. These partners refer customers to us through links on their websites and outbound promotions to their customers or allow us to market to their customers directly. Our television and radio advertising is designed to educate potential customers about our marketing solutions and raise awareness of our brand. Our regional initiatives include local seminars and local online marketing. We employ 21 regional development directors across the United States and Canada and we have a marketing office in the United Kingdom. Additionally, we enhance our local reach through approximately 275 specially trained independent local experts that collaborate with our regional development directors and who are trained in both online marketing best practices and our products. In 2014, approximately 185,000 attendees participated in our local classes and workshops run by our regional development directors and independent authorized local experts around the United States, Canada and the United Kingdom. A significant number of our new customers come to us from word-of-mouth referrals from our existing customers and from the inclusion of a link to our website in the footer of substantially all of the emails sent by our customers. In 2014, our customers sent over 68 billion emails.

As of December 31, 2014, we had approximately 635,000 unique paying customers and our average monthly revenue for 2014 was $44.94 per customer. Our customers include various types of small organizations, including retailers, restaurants, law and accounting firms, consultants, non-profits, religious organizations and alumni associations. We sell our products primarily through subscription arrangements.

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

Small organizations represent a large market opportunity both in the United States and abroad. According to the most recently available estimates from the United States Census Bureau, there are over 31.5 million registered small businesses and non-profits in the United States. We believe our products address the needs of many of these small organizations. We also believe opportunities exist to more aggressively market our products outside the United States. Finally, small organizations face unique challenges when adopting online marketing, including unfamiliarity with online marketing tools, uncertainty with respect to the benefits of online marketing, lack of technical and marketing expertise, limited budgets and time constraints. We have designed our online marketing platform and our approach to education, support and coaching to address these challenges.

Competitive Advantage

We believe that the following business strengths differentiate us from our competitors and contribute to our success:

•

Brand Recognition and Reach.    We believe the Constant Contact brand is widely recognized in the small business community. A 2014 survey by The Business Journals of small to medium-sized businesses ranked our brand as one of the top business service brands. We have approximately 635,000 customers in more than 180 countries and territories.

•

Integrated Product Offerings.    Since launching our email marketing product in 2000, we have continued to expand our product offerings. We now offer social media marketing, event marketing, local deals, online listings and online survey products. In April 2014, we formally launched Constant Contact Toolkit™, an integrated online marketing platform that simplifies small business marketing by bringing together the tools needed to drive repeat customers and reach new ones. When used in combination, we believe our integrated products provide customers with a unified online marketing platform that enhances their ability to create, build and strengthen customer relationships.

•

Significant Base of Recurring Revenue.    We benefit from a high level of customer loyalty. Our monthly retention rate of unique paying customers in 2014 remained in our historical range of 97.8%, plus or minus 0.5%. We believe this represents a strong level of engagement and provides us with a significant base of recurring revenue and visibility into future performance.

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

Our Growth Strategy

We believe our primary growth levers include (i) acquiring new customers, (ii) increasing our revenue per customer and (iii) improving our customer retention rates. Our growth strategy is comprised of the following:

•	Acquire New Customers. We seek to continue to attract new customers by promoting our brand and educating prospects on the benefits of our products.

•

Increase Revenue per Customer.    We believe our large and growing paying customer base provides significant increased revenue opportunities. By providing tools, best practices, education, KnowHow, coaching and support, we help our customers increase the size of their contact list, expand their following on social networks, get discovered through web and mobile searches and increase the number and frequency of times they hold events, survey their customers and conduct online deals, which also increases our revenue from them. We also seek to increase total revenue from each customer by, among other things, cross-selling our products and making it easier to use multiple products through bundled product offerings, including Toolkit.

•

Retain our Customers.    We continuously seek to improve customer retention rates. We study the attributes of customers we have retained and analyze the reasons why customers leave us. We use this information to develop programmatic methods to improve our retention rates.

•

Multi-Product Offering.    We believe there is significant opportunity in bundling and packaging our products on a common platform, such as through Toolkit, and we continue to pursue this aggressively as we seek to enhance our existing products and launch new products.

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

•

Expand Internationally.    We currently sell our products to customers in over 180 countries and territories, despite limited marketing efforts outside of the United States. We have two regional development directors in Canada and a marketing office in the United Kingdom. We also offer certain customer support and sales services in Spanish. We believe that opportunities exist to further expand our presence outside the United States.

Our Products and Services

We offer our products on a stand-alone basis and through our bundled offering, Toolkit. Toolkit is currently available in three different packages: Email, Email Plus and Personal Marketer. Our Email offering is for those customers who want only our email marketing product. Email Plus includes our email marketing product as well as unlimited access to our other marketing offerings, including running promotions and offers, managing events online, conducting surveys and getting feedback. Our Personal Marketer package includes all of the Toolkit offerings in Email Plus as well as a dedicated Personal Marketing Manager who is a single point of contact to advise on marketing best practices, list management and campaign selection and design. Our individual products and services are described below.

Email Marketing

Our email marketing product allows customers to easily create, send and track professional-looking email campaigns. The product includes a campaign creation wizard that makes it easy to create and edit email campaigns, access to over 375 pre-designed email campaign templates that reflect a wide variety of themes and styles and access to over 15 million images through our relationship with Bigstock®, a subsidiary of Shutterstock,

Inc. Our contact list growth and management tools include file and spreadsheet import functionality as well as software plug-ins to import contact lists from other applications. We also offer market-leading free tools and applications that allow customers to add and update contacts, including adding contacts directly from a computer or point of sale device, mobile applications with list building features, a “Join My Mailing List” application for a customer’s website, blog and Facebook® page, and “text to join” and “scan to join” offerings for mobile devices. Delivery management tools are incorporated throughout our product and are designed to maintain our high deliverability rates. To improve the percentage of emails delivered to a subscriber’s inbox, we work closely with Internet service providers, or ISPs, on spam prevention issues. Email tracking and reporting mechanisms enable our customers to review and analyze the overall effectiveness of a campaign by tracking and reporting aggregate and individual information about delivery, open rates and click-rates on links within a communication. Email campaigns can be easily shared across multiple social media networks using Simple Share™. In addition, our customers may add social media links, such as links to Facebook pages and Twitter® feeds, as well as “Share” and “Like” buttons, to their emails to encourage recipients to share and connect on social networks. With MyLibrary Plus, we enable customers to store and edit images, download stock images and create a hosted version of current and past email campaigns on our system and make them readily available to their constituents via a link on a customer’s website or on Facebook or Twitter.

EventSpot

Our event marketing product allows our customers to promote and manage events, communicate with invitees and registrants, capture and track registrations and collect online payments. We make online registration quick and easy by offering convenient, customizable forms to capture names and email addresses and other company or personal information. Our product includes an event creation wizard, over 150 preformatted and customizable event templates and list management capabilities as well as a hosted event homepage that includes event details, special guests and integrated online maps. Links on the homepage bring visitors to the registration page. The homepage can also be used to share post-event photos, materials and presentations. Social media capabilities allow our customers to promote their event on any website, blog or social media network. When setting up an event, customers can select the preferred currency for the event, create promotional codes for discounted pricing and collect payment or make the event free. Event Check-in, available for iPhone® and Android® mobile devices, allows event sponsors to access registrant information, identify participants as checked-in and email registrants by tapping an address on their smartphones. Event tickets are available on Apple® Passbook®.

Social Campaigns and Social Media

Social Campaigns™ empowers customers to reach and engage users on Facebook to grow their fans and create social word-of-mouth through easy-to-create offers and promotions. To enable customers to monitor and manage their social media accounts and relationships, we offer NutshellMail, a free monitoring tool that aggregates social media activity and updates into an easy-to-read email digest that is delivered directly to a subscriber’s inbox at specified intervals.

We have incorporated many social media features into our products. Our Simple Share feature makes it easy for customers to promote their campaigns across major social networks, including Facebook, Twitter and LinkedIn®. Social analytics enable customers to track shares of their campaigns and to identify which social channels are most effective.

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

SaveLocal

SaveLocal makes it quick and easy for our customers to retain existing customers and attract new customers by creating, running and managing local deals, and provides them with end-to-end control over their deals at an affordable price. We also offer Digital Coupons, which are trackable and customizable digital coupons that when coupled with deals from SaveLocal give small businesses the ability to offer discount types mapped to their particular goals and objectives from one integrated resource.

Survey

Our online survey product enables our customers to survey their customers or members and analyze responses. By selecting one of our customizable templates and editing our template questions or entering their own questions, our customers can easily create a professionally formatted survey. Our survey product includes a survey creation wizard, over 90 different preformatted and customizable survey templates and list management capabilities. Our Simple Share feature makes it easy for our customers to post surveys to Facebook, Twitter, LinkedIn and other social networking sites. Real-time reporting enables customers to analyze overall survey results and specific answers submitted by individual respondents and analytic features enable our customers to segment results based on survey responses, easily edit filters for “slice and dice” analysis and view the results in intuitive, easy-to-understand graphical and data formats.

SinglePlatform

Our SinglePlatform product provides local businesses the ability to create and manage digital storefront listings through one interface. The digital storefront, which may include menus, photos, services, offers and featured products, is distributed online across over 100 online publishers, including multiple websites and mobile applications such as Yelp®, Urbanspoon®, Foursquare®, YellowPages®, WhitePages® and TripAdvisor®. SinglePlatform increases a merchant’s reach and helps small businesses to be found online and via mobile sites by consumers. In 2014, we launched SingleAPI, which allows consumers to take actions with local businesses through the digital storefront. By enabling actions on a merchant’s online listing, consumers can go from discovery to ordering, reserving, booking or buying with the merchant without leaving the website or the mobile application. Our SingleAPI offering is a transaction-based product and, therefore, we consider SingleAPI merchants as customers if they had a transaction within the prior 12-month period.

CardStar

CardStar consolidates loyalty, rewards and membership cards on smartphones, letting consumers use a single application rather than a series of physical cards. Features include location-based services, management of loyalty cards, shopping lists and local offers. CardStar’s free mobile loyalty application currently has over four million registered users and is available on major mobile platforms, including iPhone, Android, and Blackberry®.

Customer Support

We provide free customer support to all customers and trialers of our products via phone, chat, email and social media. In 2014, our customer support employees engaged with our customers and trialers through over 1.6 million interactions. Our support teams are located at our headquarters in Waltham, Massachusetts and at our sales and support call center in Loveland, Colorado. We complement our customer support with free daily product tours offered via our website, a knowledge base of frequently asked questions and webinars that explain the benefits of online marketing.

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

As of December 31, 2014, we had 477 employees working in our customer support organization. Our customer support organization includes customer support, customer operations, training and compliance.

Other Services

We also offer our customers the following services:

Custom Services.    Although the majority of our customers select the “do-it-yourself” approach, we also offer custom services to customers who would like their email campaigns, event promotions or surveys prepared for them. Our custom services offerings range from a basic getting started service to custom campaign creation.

Training Programs.    Our regional development directors and independent authorized local experts deliver marketing best practices seminars with the goal of providing small organizations the confidence they need to use our products. We also offer workshops and webinars that provide attendees with comprehensive product training.

Customers

We have maintained a consistent focus on small organizations. As of December 31, 2014, we served a large and diverse group of approximately 635,000 unique paying customers. Unique customers are rounded to the nearest 5,000 and we define unique customers as customers of all of our products and services, inclusive of both subscription and transaction-based products. Transactional customers are included in the customer count for the period if they transacted within the prior 12-month period. A customer of multiple products and services is counted as one unique customer.

Our customer base is comprised of business-to-business users, business-to-consumer users and non-profits and associations. We serve a wide range of business-to-business customers, including law firms, accountants, marketing and public relations firms, recruiters, industrial products suppliers and independent consultants. These business-to-business customers typically use our products to showcase their subject matter knowledge and educate their audiences by sending informational newsletters and announcements about their company or industry. We also serve a diverse base of business-to-consumer customers, including on- and off-line retailers, restaurants, realtors, travel and tourism businesses, yoga studios and day spas. These customers typically use our products to find new customers and promote their offerings with the intent of generating regular, repeat business from their customers and prospects. Finally, we serve a variety of non-profits and associations, including religious organizations, charities, trade associations, alumni associations and other non-profits. They typically use our products to maintain regular communications with their members and inform them about news and events pertaining to their groups, as well as to drive event attendance, volunteer participation and fundraising efforts. We serve a wide spectrum of small organizations and estimate that approximately 80% of our customers employ 25 or fewer employees. We have low customer concentration and, for the year ended December 31, 2014, our average monthly revenue per unique customer was $44.94. Customers in more than 180 countries and territories currently use our products. During 2014, we generated approximately 10% of our revenue from countries outside of the United States; however significantly all of our long-lived assets were held in the United States.

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

In the years ended December 31, 2014, 2013 and 2012, we spent approximately $125.8 million, $111.4 million and $104.5 million, respectively, on sales and marketing. Our sales and marketing expense as a percentage of revenue for the years ended December 31, 2014, 2013 and 2012 was 38%, 39% and 42%, respectively. As of December 31, 2014, we had 391 employees working in our sales and marketing organization.

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

Partners.    We have relationships with over 10,000 active partners who refer customers to us through links on their websites and outbound promotions to their customers. Our partners include solution providers, franchisors and other distribution partners, technology partners, strategic partners and affiliate partners. Solution providers, which include web developers, small business consultants, marketing consultants and social media consultants, are typically small business influencers who sell our products, provide implementation services and refer us to their customers. Franchisors and other distribution partners are typically larger organizations that want their affiliates (franchisees in the case of franchises) to use our products. Technology partners, which include companies offering software applications, point of sale solutions, web applications and small business accounting solutions, have software or technical solutions that are integrated with our products. We typically market our products to their base of customers. Strategic partners are major companies with a focus on smaller businesses and non-profits who want to provide their customers with access to our products. Affiliate partners provide links to our website from their website. Most of our partners either share a percentage of our revenue, receive a discount on their customer accounts or receive a one-time referral fee. We promote many of our solution providers and technology partners in our Constant Contact MarketPlace.

Word-of-Mouth Referrals.    New customers frequently indicate that they learn about us from a current customer. We also offer our paying customers a referral incentive consisting of a $30 credit for them and for any customer they refer.

Footer Click-Throughs.    New customers also come to us by clicking on the Constant Contact link included in the footer of substantially all of the emails sent by our customers. In 2014, our customers sent over 68 billion emails.

Sales Efforts

Customer Marketing Coaches.    As of December 31, 2014, we employed a team of 168 phone-based sales professionals who cover the United States, Canada and the United Kingdom. They look to identify potential new customers, assist trialers in their initial use of our products and encourage conversion to a paid subscription or, in some cases, educate potential customers about our products. Our specialists have a deep understanding of marketing goals, best practices and types of online marketing campaigns and offers that generate the best results for our customers. In addition to product knowledge, we offer our customers specialized advice to help make their campaigns successful.

Local Initiatives.    As of December 31, 2014, we employed a team of 21 regional development directors who focus on educating small organizations on the benefits of our products and online marketing generally in their local markets. These employees are located across the United States and in Canada and typically provide free local seminars to chambers of commerce and other small business groups about online marketing. We enhance our local reach through approximately 275 independent authorized local experts who deliver seminars on our behalf.

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

Constant Contact Marketplace.    The Constant Contact MarketPlace is an online resource exclusively focused on small businesses and non-profits looking for marketing tools and professional services. The Constant Contact MarketPlace offers one of the largest collections of apps and integrations to help small businesses and non-profits maximize their marketing efforts. More than 100,000 small organizations have used it to find mobile apps and social integrations. Small businesses can leverage the Constant Contact MarketPlace to connect with a network of over 10,000 local independent marketing professionals who can help them achieve their marketing goals.

Small Business Organization Initiatives.    We partner with chambers of commerce, small business development centers and SCORE chapters to offer our products, educational resources and knowledge base to their members. SCORE provides free expert business counseling services to small businesses. We typically offer the chamber, center or chapter a free account and discounts to its members.

Small Business Innovation Loft.    In 2014, we announced the launch of the Constant Contact Small Business Innovation Loft, the home to a new small business innovation program designed to support entrepreneurs as they solve problems for small businesses through the development of new products, features, and services. Organizations selected for the program reside at the SMB InnoLoft space at our headquarters in Waltham, Massachusetts and receive resources and mentorship to build their early-stage startups. We believe the insights we are gaining through the Small Business Innovation Loft contribute to our understanding of the needs and requirements of small businesses and non-profits.

Technology and Operations

Our on-demand products use a central application and a single software code base with unique accounts for each customer, except for SinglePlatform, which operates on a separate code base. As a result, we are able to spread the cost of providing our products across our entire customer base. In addition, because we have one central application, we believe we are able to scale our business to meet increases in demand for our products. Scalability is achieved through advanced use of application partitioning to allow for horizontal scaling across multiple sets of applications. This structure enables individual application subsystems to scale independently as required by volume and usage.

Our production system hardware and the disaster recovery hardware for our production system, with the exception of SinglePlatform, are each co-located in third-party hosting facilities. One facility is located in Bedford, Massachusetts and is owned and operated by Digital 55 Middlesex, LLC, an affiliate of Digital Realty Trust, Inc., or DRT. This facility provides services to us under an agreement that will expire in December 2016 with two five-year extension options. The second facility is located in Santa Clara, California and is owned and operated by Digital Alfred, LLC, also an affiliate of DRT. The agreement will expire in May 2017 with two four-year extension options. Both hosting facilities provide around-the-clock security personnel, video surveillance and access controls, and are serviced by onsite electrical generators and fire detection and suppression systems. Both facilities also have multiple Tier 1 interconnects to the Internet.

We own all of the hardware deployed in support of our platform, except for SinglePlatform, which operates on a third party’s infrastructure. We continuously monitor the performance and availability of our products. We have a highly available, scalable infrastructure that utilizes load-balanced web server pools, redundant interconnected network switches and firewalls, replicated databases, and fault-tolerant storage devices. Production data is backed up on a daily basis and stored in multiple locations to ensure transactional integrity and restoration capability. We protect our customers’ data using security practices and technology solutions that are often unavailable to small organizations. We do not sell or rent customers’ data.

Changes to our production environment are tracked and managed through a formal maintenance request process. Production hardware changes are handled in the same manner as software product releases and are first tested on a quality system, then verified in a staging environment, and finally deployed to the production system, which we generally seek to accomplish without system downtime. As of December 31, 2014, we had 70 employees working in our operations organization.

Research and Development

We have made substantial investments in research and development as a part of our strategy to continually improve the ease-of-use and technological scalability of our existing products as well as to develop new features and product offerings. Our engineering and product strategy and management teams operate as a single organization under one executive leader. Our engineering team adheres to a well-defined and managed software development lifecycle model. This model, which emphasizes the use of agile development practices, defines how we envision, plan, develop and test our products. Engineering is responsible for defining our technology and operations vision and executing on our product roadmaps. Our product strategy and management teams include market analysts, product managers and user interface designers. These groups also perform competitive and market analysis and oversee product pricing as well as systematic product usability testing. Our engineering and product strategy and management teams prioritize our research and development efforts by balancing our need for new products, product enhancements, security and scalability.

Our research and development expense totaled approximately $53.1 million for 2014, $45.6 million for 2013 and $38.8 million for 2012. Our research and development expense as a percentage of revenue for each of the years ended December 31, 2014, 2013 and 2012 was 16%, 16% and 15%, respectively. As of December 31, 2014, we had 310 employees working in our engineering and product strategy organizations.

Competition

The market for vendors offering online marketing tools for small businesses is fragmented, competitive and evolving. Few competitors offer multiple products and none offer our complete suite of online marketing tools for small organizations. We believe the following are the principal competitive factors in this market:

•	brand;

•	ease of use and effectiveness;

•	integrated solutions;

•	product functionality, performance and reliability;

•	customer support, coaching and education;

•	affordability; and

•	product scalability.

Each of our individual products faces competition from multiple competitors. Our email marketing product primarily competes with vendors focused on the small and medium-size business market, or SMB market. Some of the vendors who are focused on the SMB market include: AWeber Systems, Inc., iContact Corporation, a subsidiary of Cision, Inc., Protus, a subsidiary of j2 Global, Inc. (Campaigner®), The Rocket Science Group LLC (MailChimp®), VerticalResponse, Inc., a subsidiary of Deluxe Corporation, and Cimpress N.V. (VistaPrint®). These vendors typically charge a low monthly entry fee or a low fee per number of emails sent and, in some cases, they have a free offering. While we do not compete in a significant way with vendors of email marketing products serving larger customers, we may compete with these providers in the future. We may also face future competition in the email marketing market from new companies entering our market, which may include large, established companies. Our event marketing product competes with offerings by Eventbrite, Inc., Evite, LLC, a wholly-owned operating business of IAC/InterActiveCorp, Regonline, a division of Lanyon Solutions Inc., and Cvent, Inc. Our Social Campaigns product competes with offerings by Offerpop Corporation and Pagemodo, a subsidiary of Cimpress N.V. Our SaveLocal product competes with offerings by Groupon, Inc., LivingSocial, Inc., Amazon Local™ and Google Offers™. Our SinglePlatform product competes with offerings by Yext, Inc. and Locu Inc., a subsidiary of GoDaddy.com, LLC. Our survey product competes with offerings by Surveymonkey.com Corporation and Widgix, LLC doing business as SurveyGizmo®.

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

Government Regulation

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes requirements in the United States for commercial email and specifies penalties for commercial email that violates the CAN-SPAM Act. In addition, the CAN-SPAM Act gives consumers the right to require emailers to stop sending them commercial email.

The CAN-SPAM Act covers email sent for the primary purpose of advertising or promoting a commercial product, service, or Internet website. The United States Federal Trade Commission, or the FTC, a federal consumer protection agency, is primarily responsible for enforcing the CAN-SPAM Act, and the United States Department of Justice, other federal agencies, state attorneys general, and ISPs also have authority to enforce certain of its provisions.

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

Moreover, some foreign countries, including the countries of the European Union, Israel and Canada, have regulated or are in the process of regulating the distribution of commercial email and the online collection and disclosure of personal information. To the extent we conduct business operations in certain foreign countries, such as the United Kingdom and Canada, we may be subject directly to the laws in these countries. In addition, foreign governments may attempt to apply their laws extraterritorially or through treaties or other arrangements with United States governmental entities.

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

In addition, the United States and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information of individuals, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards and policies, and other legal obligations may apply to our collection, distribution, use, security or storage of personally identifiable information or other data relating to individuals.

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

“Constant Contact®” is a registered trademark in the United States, Canada and in the European Union. We also hold trademarks and service marks identifying certain of our products or features of our products. We currently hold two issued United States patents and have two patent applications pending in the United States Patent and Trademark office.

Employees

As of December 31, 2014, we had 1,400 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good.

Facilities

Our corporate headquarters, including our principal administrative, marketing, sales and support and research and development organizations, is located in Waltham, Massachusetts. We currently lease approximately 190,000 square feet in this facility under a lease agreement, as amended, that expires in September 2022 with one ten-year extension option. We expect to occupy approximately 56,000 additional square feet in this facility over the next year and an additional 5,000 square feet in 2018. As of December 31, 2014, 859 of our employees were based in this facility. We also lease approximately 50,000 square feet of office space in Loveland, Colorado under a lease agreement that will expire in April 2019 with three three-year extension options. This facility is used for sales and support personnel and, as of December 31, 2014, 320 employees were based in this location. We lease a small amount of general office space in Delray, Florida, San Francisco, California, New York, New York (two facilities) and London, England under lease agreements that expire at varying dates through 2018. The facilities in California and Florida and one of the New York locations are used for research and development personnel. The other New York facility houses personnel who operate our SinglePlatform product and our London facility houses marketing personnel. As of December 31, 2014, six employees were based in Florida, 28 employees were based in California, 149 employees were based in New York and three employees were based in London. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

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

We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct prospects to our website, television and radio advertising, the efforts of our partners and the inclusion of a link to our website in substantially all of our customers’ emails. In addition, we are committed to providing our customers with a high level of support. As a result, we believe many of our new customers are referred to us by existing customers. However, customers cancel their accounts for many reasons, including economic concerns, business failure, credit card failure, the timeliness and success of product enhancements and introductions by us and those of our competitors, the pricing offered by us and our competitors, the frequency and severity of any system outages and technological change or a perception that they do not use our products effectively, the service is not a good value and that they can manage their online marketing efforts without our products. In some cases, we terminate an account because the customer fails to comply with our standard terms and conditions.

Our future success also depends on retaining our current customers at acceptable retention levels. As our customer base continues to grow, even if our customer retention rates remain the same on a percentage basis, the absolute number of customers we lose each month will increase. We must continually add new customers to replace customers whose accounts are cancelled or terminated, which may involve significantly higher marketing expenditures than we currently anticipate. If the cost of our marketing initiatives were to significantly increase or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our business and results of operations would be affected adversely.

Beginning in April 2014, we formally launched Constant Contact Toolkit, our integrated online marketing platform. We have relatively little experience selling an integrated product and currently, we are not offering the product to all of our prospects. To the extent that offering this integrated platform leads to a decline in the number of customers or a decline in revenue, or negatively impacts our existing customers or our existing products, which still account for a significant majority of our revenue, or results in higher customer attrition, or causes our executives and employees to have to expend time and resources to support two different offerings, our business and results of operations may be affected adversely.

Our business is substantially dependent on the market for email marketing services for small organizations.

We derive, and expect to continue to derive, a substantial portion of our revenue from our email marketing product for small organizations, including small businesses, associations and non-profits. For the years ended December 31, 2014 and 2013, revenue from our email marketing product alone was approximately 80% and 84%, respectively, of our total revenue. In addition, email marketing is the most prominent offering within our Toolkit product. Widespread acceptance of email marketing among small organizations will continue to be critical to our future growth and success. There is no certainty regarding how the market for email marketing will continue to develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make email marketing convenient, effective and affordable. If small organizations determine that email marketing does not sufficiently benefit them or utilize alternative or new electronic methods of communicating with their customers, existing customers may cancel their accounts and potential customers may decide not to adopt email marketing. If the market for email marketing services fails to continue to grow or grows more slowly than we currently anticipate, demand for our services may decline and our revenue would suffer.

Our growth strategy requires us to expand our product offerings beyond email marketing and this expansion may not be successful.

We have traditionally focused our business on providing our email marketing product for small organizations, but over the last several years we have significantly expanded our product offerings. Our efforts to introduce new products beyond our email marketing product or to offer a bundled offering of two or more of our products, such as Toolkit, may not result in significant revenue growth, may not be complementary to our email marketing product, may not be timely, may divert management resources from our existing operations and require us to commit significant financial resources to an unproven business or product or may be confusing to our customers, any of which may harm our financial performance and impede our long-term growth strategy.

If the security of our customers’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, our reputation may be severely harmed, we may be exposed to liability and we may lose the ability to offer our customers a credit card payment option.

Our system stores our customers’ proprietary email contacts lists, credit card information, personally identifiable information and other critical data. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage our reputation. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, as we continue to grow our customer base and our brand becomes more widely known and recognized, we may become a more inviting target for third parties seeking to compromise our security systems. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers and fail to acquire new customers. Further, any mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures.

We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the FTC and state and local agencies. The United States and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information of individuals, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies, and other legal obligations may apply to our collection, distribution, use, security or storage of personally identifiable information or other data relating to individuals. In addition, the federal government and many states, including Massachusetts, have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These obligations may be interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. Any failure or perceived failure by us to comply with United States, European Union or other foreign privacy or security laws, policies, industry standards or legal obligations or any security incident that results in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other customer data may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations could impair our ability to collect or use information that we utilize to provide targeted advertising to our customers, thereby impairing our ability to maintain and grow our total customers and increase revenue. Future restrictions on the collection, use, sharing or disclosure of our customers’ data or additional requirements for express or implied consent of customers for the use and disclosure of such information limit our ability to develop new products and features.

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

United States federal legislation and the laws of many foreign countries impose certain obligations on the senders of commercial emails, which could minimize the effectiveness of our products, particularly our email marketing product, and establish financial penalties for non-compliance, which could increase the costs of our business.

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

The market for our products is highly competitive and rapidly changing, and the barriers to entry are relatively low. In addition, this market is highly fragmented with some vendors providing part of the solution or addressing specific solutions or segments of the market. Given our broad product offering, we compete with both point-solutions and broader solution providers. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, limit customer attrition and maintain our prices.

Our principal email marketing competitors include providers of email marketing products for small to medium size businesses such as AWeber Systems, Inc., iContact Corporation, a subsidiary of Cision, Inc., Protus, a subsidiary of j2 Global, Inc. (Campaigner), The Rocket Science Group LLC (MailChimp), VerticalResponse, Inc., a subsidiary of Deluxe Corporation, and Cimpress N.V. (VistaPrint). These vendors typically charge a low monthly fee or a low fee per number of emails sent and, in some cases, they have a free offering. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, there are a number of other vendors that are focused on providing email marketing products for larger organizations, including Alterian, a subsidiary of SDL, plc, CheetahMail, Inc., a subsidiary of Experian Group Limited,

ExactTarget, Inc., a subsidiary of Salesforce.com, Inc., Responsys Inc. and Eloqua Limited, subsidiaries of Oracle Corporation, Silverpop, an IBM Company, and StrongMail Systems, Inc. While we do not compete in a significant way with vendors of email marketing products serving larger customers, we may compete with these providers in the future. Finally, our email marketing product experiences some competition from ISPs, web hosting companies, advertising and direct marketing agencies and other large established businesses, possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to further invest in and develop, market or resell competitive email marketing products, acquire one of our larger competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed.

Our other products also face intense competition. EventSpot, our event marketing product, competes with offerings by Eventbrite, Inc., Evite, LLC, a wholly-owned, operating business of IAC/InterActiveCorp, Regonline, a division of Lanyon Solutions Inc., and Cvent, Inc. Our Social Campaigns product competes with offerings by Offerpop Corporation and Pagemodo, a subsidiary of Cimpress N.V. Our survey product competes with similar offerings by Surveymonkey.com Corporation and Widgix, LLC doing business as SurveyGizmo. Our SaveLocal product competes with offerings by Groupon, Inc., LivingSocial, Inc., Amazon Local and Googleoffers. Our SinglePlatform product competes with offerings by Yext, Inc. and Locu Inc., a subsidiary of GoDaddy.com, LLC. In addition, our bundled product offerings, including Toolkit, could face competition from new competitors who are different from the companies we currently compete with on our individual products.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our current and potential competitors may have more extensive customer bases and broader customer relationships than we have. In addition, these companies may have longer operating histories and greater name recognition than we have and may be able to bundle email marketing, event marketing or survey products with other products that have already gained widespread market acceptance and offer them at no cost or low cost. These competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. In an attempt to gain market share, competitors may offer aggressive price discounts or alternative pricing models on the products they offer, such as so-called “freemium” pricing in which a basic offering is provided for free with advanced features provided for a fee. As a result, increased competition could result in lower sales, price reductions, reduced margins and the loss of market share. If we are unable to compete with these companies and their offerings, the demand for our products could substantially decline.

Any significant disruption in service on our website or in our computer systems, or in our customer support services, could result in a loss of customers.

The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract new customers and retain existing customers. Despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, worms, other malicious software programs, illegal or abusive content or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade or disrupt public and private data networks. In the past, we have been subject to distributed denial of service, or DDOS, attacks by hackers intent on disrupting our products, and we may be subject to DDOS attacks or other abuse in the future.

In providing our services, we also rely on third-party hosting facilities, bandwidth providers, ISPs and mobile networks. Our production system hardware and the disaster recovery operations for our production system hardware are co-located in third-party hosting facilities. These facilities do not guarantee that our customers’ access to our products will be uninterrupted, error-free or secure. Our operations also depend on the ability of our third-party hosting facilities to protect their and our systems against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. In addition, our customer support services, which are located at our headquarters in Waltham, Massachusetts and at our sales and support office in Loveland, Colorado, would experience interruptions as a result of any disruption of electrical, phone or any other similar facility support services.

Our production disaster recovery system is located at one of our third-party hosting facilities. Our corporate disaster recovery system is located at our headquarters in Waltham, Massachusetts. These systems do not provide real-time backup and neither system may have sufficient capacity to recover all data and services in the event of an outage and we cannot guarantee that our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent network and service interruption, system failure, damage to one or more of our systems or data loss. In the event of a disaster in which our production system hardware and the disaster recovery operations for our production system hardware are irreparably damaged or destroyed, we would experience interruptions in access to our products. Moreover, our headquarters and one of the third-party facilities that hosts our production system hardware are located within several miles of each other. As a result, any regional disaster could affect these locations equally.

Any interruptions or delays in access to our products or customer support, whether as a result of third-party error, our own error, natural disasters, security breaches or malicious actions, whether accidental or willful, could harm our relationships with customers and our reputation and lead to liability. These factors could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to cancel their accounts, any of which could adversely affect our business, financial condition and results of operations. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur and our results of operations may be negatively impacted.

If we fail to enhance our existing products, develop new products or offer a bundle of our products that our customers and prospective customers find compelling, our products may become obsolete or less competitive and our financial performance could be impacted.

The markets in which we compete are characterized by constant change and innovation, and we expect them to continue to evolve rapidly. To the extent we are not able to continue to identify challenges faced by small businesses and organizations and provide products that respond in a timely and effective manner to their evolving needs, or if we are unable to enhance our existing products successfully, including our recent enhancements to our contact management functionality and our plans to update our editing environment, our business, operating results and financial condition will be adversely affected.

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

We must continue to commit significant resources to develop our technology in order to maintain our competitive position, and these commitments will be made without knowing whether such investments will result in products the market will accept. Our new products or product enhancements could fail to attain meaningful market acceptance for many reasons, including:

•	delays in releasing new products or product enhancements to the market;

•	our failure to accurately predict market demand or customer preferences;

•	defects, errors or failures in product design or performance;

•	negative publicity about product performance or effectiveness;

•	introduction of competing products (or the anticipation thereof) by others;

•	poor business conditions for our customers or poor general macroeconomic conditions;

•	the perceived value of our products or product enhancements relative to their cost; and

•	changing regulatory requirements adversely affecting the products we offer.

Similarly, if we offer a bundle of our products, such as Toolkit, that our customers and prospective customers do not find compelling, our business will also be harmed. Creating, designing and marketing these packages (and converting our current customer base to these new packages) entails significant technical and business risks and requires substantial expenditures, lead-time and management attention, and there is no guarantee that such packages will anticipate our customers’ needs or gain acceptance among our customers or in the broader market.

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

We maintain a network of different types of partners, some of whom refer customers to us through links on their websites and outbound promotion to their customers, resell our products and create integrations with our products. We have invested and will continue to invest in programs to enhance our partners’ effectiveness; however, these programs could require substantial investment while providing no assurance of return or incremental revenue. We also rely on some of our partners to create integrations with third-party applications and platforms used by our customers. If we fail to encourage our partners to create such integrations or if we do not adequately facilitate these integrations from a technology perspective, demand for our products could decrease, which would harm our business and operating results. If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us. The number of customers we are able to add through these relationships is dependent on the marketing efforts of our partners over which we exercise very little control, and a significant decrease in the number of new customers generated through these relationships or failure of our investment in partner programs to be effective could adversely affect the size of our customer base and revenue.

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

ISPs can block emails from reaching their users. While we continually improve our own technology and work closely with ISPs to maintain our deliverability rates, the implementation of new or more restrictive policies by ISPs may make it more difficult to deliver our customers’ emails. In addition, some ISPs have started to categorize as “promotional” emails that originate from email service providers and, as a result, direct them to an alternate or “tabbed” section of the recipient’s inbox. If ISPs materially limit or halt the delivery of our customers’ emails, or if we fail to deliver our customers’ emails in a manner compatible with ISPs’ email handling or authentication technologies or other policies, or if the open rates of our customers’ emails are negatively impacted by the actions of ISPs to categorize emails, then customers may question the effectiveness of our products and cancel their accounts. This, in turn, could harm our business and financial performance.

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

Furthermore, competitors may in the future bid on our brand names and other search terms that we use to drive traffic to our websites. Such actions could increase our advertising costs and result in decreased traffic to our website.

Mobile devices are increasingly being used to access the Internet, and our products may not be as effective when accessed through these devices, which could harm our business.

We offer our products across a variety of operating systems and through the Internet. Historically, we designed our products for use on a desktop or laptop computer; however, mobile devices, such as smartphones and tablets, are increasingly being used as the primary means for accessing the Internet. We are dependent on the interoperability of our products with third-party mobile devices and mobile operating systems, as well as web browsers that we do not control. Any changes in such devices, systems or web browsers that degrade the functionality of our products could adversely affect usage of our products. In addition, because a growing number of our customers access our products through mobile devices, we are dependent on the interoperability of our products with mobile devices and operating systems. Improving mobile functionality is an integral component of our product development plans. In the event that our customers have difficulty accessing and using our products on mobile devices, our customer growth, business and operating results could be adversely affected.

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

Our customers’ use of our SaveLocal product may negatively impact our reputation and could subject us to legal and regulatory risks, which could harm our business and results of operations.

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

The application of certain United States and international laws and regulations to SaveLocal deals and to our role in facilitating our customers’ offer of SaveLocal deals is uncertain. These include laws and regulations such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, the laws of most states, which contain provisions governing product terms and conditions of gift cards, gift certificates, stored value or pre-paid cards or coupons, and unclaimed and abandoned property laws. These laws may include provisions prohibiting or limiting the use of expiration dates on gift cards or the amount of fees charged in connection with gift cards or requiring specific disclosures on or in connection with gift cards and the imposition of certain fees.

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

The success of our SinglePlatform offering is based, in part, on the quality of the content provided by our SinglePlatform customers, including our SingleAPI merchants, and our ability to maintain a strong network of publishers.

Our SinglePlatform customers, including our SingleAPI merchants, provide us with current information about their business and offerings that we, in turn, provide to our network of electronic publishers, including but not limited to Yelp, foursquare, YP.com and Urbanspoon. The success of the SinglePlatform and SingleAPI offerings depend, in part, on our ability to provide these publishers and their consumers with the information and access to the services or products they seek, which in turn depends on the quantity and quality of the content and services provided by these customers. For example, we may be unable to provide these publishers and their consumers with the information they seek if our customers do not contribute content or services that are helpful, reliable and up-to-date, or if they remove content they previously submitted. If our SinglePlatform products do not provide content that is helpful, reliable and up-to-date or access to services that end users are interested in using, our ability to maintain our current network of electronic publishers and sign up new publishers could be harmed. If we are unable to provide our electronic publishers and their consumers with the information or services they seek, or if they can find equivalent content or services on other platforms, they may stop or reduce their use of our product, which could negatively impact our ability to retain existing customers and obtain new customers and merchants and our business would be harmed.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our success depends, in part, on our ability to attract and retain key personnel. Our success also depends on the continued contributions of our executive officers and other key technical and marketing personnel, each of whom would be difficult to replace. In particular, Gail F. Goodman, our Chairman, President and Chief Executive Officer, is critical to the management of our business and operations and the development of our strategic direction. The loss of the services of Ms. Goodman or other executive officers or key personnel and the process to replace any of our key personnel would involve significant time and expense, may take longer than anticipated and may significantly delay or prevent the achievement of our business objectives.

We may be subject to time-consuming and costly litigation.

From time to time, we may be subject to various claims and lawsuits by partners, customers, or other parties arising in the ordinary course of business, including lawsuits alleging patent infringement. We are currently a party to the actions that are described in Part I, Item 3 “Legal Proceedings”, included elsewhere in this Annual Report on Form 10-K. These matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, the results of any of these actions may have a material adverse effect on our results of operations, financial condition and cash flows.

Economic conditions may negatively affect the small business sector, which may cause our customers to terminate existing accounts with us or cause potential customers to fail to purchase our products, resulting in a decrease in our revenue and impairing our ability to operate profitably.

Our products are designed specifically for smaller organizations. These organizations frequently have limited budgets and are often resource- and time-constrained and, as a result, may be more likely to be significantly affected by economic downturns than their larger, more established counterparts. As a result, smaller organizations may choose to spend the limited funds that they have on items other than our products. Moreover, if smaller organizations experience economic distress, they may be unwilling or unable to expend time and financial resources on marketing, which would negatively affect the overall demand for our products, increase customer attrition and could cause our revenue growth to decline. Uncertain and adverse economic conditions may also lead to a decline in the ability of our customers to use or access credit, including through credit cards, as well as increased refunds and chargebacks, any of which could adversely affect our business. Economic conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business. There can be no assurance, therefore, that current economic conditions or worsening economic conditions, or a recurring recession, will not have a significant adverse impact on our operating and financial results.

If we are unable to protect the confidentiality of our proprietary information, processes and know-how and trade secrets, the value of our technology and products could be adversely affected.

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

The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or others intellectual property may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands’ identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms or designs of one or more of our trademarks.

From time to time, legal action by us may be necessary to enforce our patents, trademarks and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, financial condition and cash flows. If we are unable to protect our intellectual property rights, we may find ourselves at a competitive disadvantage to others. Any inability on our part to protect adequately our intellectual property may have a material adverse effect on our business, operating results and financial condition.

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

If we fail to meet these risks and challenges, we will be unable to execute our business plan and may be subject to fines and regulatory actions. Furthermore, expansion of our international operations may not be commercially successful.

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

Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:

•	our ability to attract new customers, retain existing customers and satisfy our customers’ requirements;

•	general economic conditions;

•	average revenue per customer;

•	our cost to acquire new customers;

•	changes in our pricing or product bundling;

•	our ability to expand our business;

•	our ability to execute successfully on our strategy;

•	new product and service introductions, including Toolkit;

•	technical difficulties or interruptions in our services as a result of our actions or those of third parties;

•	the timing of additional investments in our hardware and software systems;

•	the seasonal trends in our business;

•	changes in the growth rate of small businesses and organizations;

•	any negative publicity or other actions that harm our brand;

•	the timing of our marketing expenditures;

•	competition in the market for our products;

•	shortcomings in, or misinterpretations of, our metrics and data that cause us to fail to anticipate or identify market trends;

•	terminations of, disputes with, or material changes to our relationships with third-party partners;

•	loss of key employees;

•	regulatory compliance costs;

•	costs associated with future acquisitions of technologies and businesses and our ability to successfully integrate these acquisitions; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

Any one of the factors above, or the cumulative effect of some of the factors referred to above, may result in significant fluctuations in our quarterly or annual operating results, including our key financial and operating metrics. This variability and unpredictability could result in our failing to meet our revenue or operating results expectations or those of securities analysts or investors for any period. In addition, a significant percentage of our operating expenses are fixed in nature and based on forecasted revenue. Accordingly, in the event of revenue shortfalls, we may be unable to mitigate the negative impact on operating results in the short term. If we fail to meet or exceed such expectations for these or any other reasons, our business and stock price could be materially and adversely affected and we could face costly lawsuits, including securities class action suits.

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

We have completed several acquisitions in the past, including our most recent acquisition of SinglePlatform Corp. in June 2012. We have, from time to time, evaluated other acquisition opportunities and may pursue acquisition opportunities in the future. Acquisitions involve numerous risks, including:

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

Our business is exposed to risks associated with credit card and other online payment chargebacks and fraud.

A majority of our revenue is processed through credit cards and other online payments. If our refunds or chargebacks increase, our processors could require us to increase reserves or terminate their contracts with us, which would have an adverse effect on our financial condition.

Our failure to limit fraudulent transactions conducted on our websites, such as through the use of stolen credit card numbers, could also subject us to liability. Under credit card association rules, penalties may be imposed at the discretion of the association for inadequate fraud protection. Any such potential penalties would be imposed on our credit card processor by the association. Under our contracts with our payment processors, we are required to reimburse our processors for such penalties. However, we face the risk that we may fail to maintain an adequate level of fraud protection and that one or more credit card associations or other processors may, at any time, assess penalties against us or terminate our ability to accept credit card payments or other forms of online payments from customers, which would have a material adverse effect on our business, financial condition and operating results.

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

In July 2014, we announced that our Board of Directors approved a stock repurchase program for up to $30 million of our common stock through July 31, 2015. Under the repurchase program, we are authorized to repurchase shares in the open market, which may include the use of 10b5-1 trading plans, or through privately negotiated transactions. The timing and amount of repurchases will depend upon several factors, including market and business conditions. The repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program will diminish our cash and cash equivalents, which may reduce our flexibility with respect to future activities, including acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

We conduct our operations in leased facilities. We currently lease approximately 190,000 square feet of office space in Waltham, Massachusetts pursuant to a lease agreement, as amended, that expires in September 2022 with one ten-year extension option. This facility serves as our corporate headquarters. The functions performed at our headquarters include finance, human resources, legal, marketing, sales, customer support, operations, product strategy and management and research and development. We expect to occupy approximately 56,000 additional square feet of space in this facility over the next year and an additional 5,000 square feet in 2018.

In Loveland, Colorado, we lease approximately 50,000 square feet of office space under a lease agreement that will expire in April 2019 with three three-year extension options. This facility is used for sales and support personnel. We lease approximately 8,000 and 2,000 square feet of office space in San Francisco, California and Delray, Florida, respectively, pursuant to lease agreements that expire in 2017 and 2016, respectively, and approximately 27,000 square feet of office space in two facilities in New York, New York pursuant to lease agreements that expire in 2016 and 2018. The facilities in California and Florida and one of the New York locations are used for research and development personnel. The other New York facility houses personnel who operate our SinglePlatform product. We also lease a small amount of office space in London pursuant to a lease agreement that expires in 2015, which is used to house marketing personnel.

Our production system hardware and the disaster recovery hardware for our production system, with the exception of SinglePlatform, are currently co-located in third-party hosting facilities. One facility, located in Bedford, Massachusetts, is owned and operated by Digital 55 Middlesex, LLC, an affiliate of DRT, which provides services to us under an agreement that expires in December 2016 with two five-year extension options. The other facility, located in Santa Clara, California, is owned and operated by Digital Alfred, LLC, also an affiliate of DRT. The agreement will expire in May 2017 with two four-year extension options.

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

In September 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the United States District Court for the Eastern District of Texas that named us as a defendant in a lawsuit. The complaint alleges that certain elements of our email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. In February 2013, RPost amended its complaint to name five of our marketing partners as defendants. Under our contractual agreements with these marketing partners, we are obligated to indemnify them for claims related to patent infringement. We filed a motion to sever and stay the claims against our partners and multiple motions to dismiss the claims against us. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy actions involving RPost, to which we are not a party. The stay was extended by agreement of the parties in December 2014. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, we believe we have meritorious defenses to any claim of infringement and intend to defend the lawsuit vigorously.

In March 2013, CreateAds LLC, or CreateAds, filed a complaint in the United States District Court for the District of Delaware that named us as a defendant in a lawsuit. The complaint alleges that certain elements of our email marketing technology infringe a patent held by CreateAds. CreateAds seeks an award for damages in an unspecified amount and injunctive relief. In February 2014, the case was stayed pending a decision by the United States Supreme Court in the appeal of a patent case with issues very similar to the ones pending in our motion to dismiss. Following the Supreme Court’s decision in June 2014, we filed a motion for summary judgment seeking to invalidate the patent for lack of patent-eligible subject matter. By agreement of the parties, the case was dismissed with prejudice as to the claims raised by CreateAds in February 2015.

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

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “CTCT” on the NASDAQ Global Select Market. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the NASDAQ Global Select Market:

	High	Low
2013:
First Quarter	$16.06	$12.70
Second Quarter	$17.26	$11.75
Third Quarter	$24.05	$16.08
Fourth Quarter	$31.36	$22.35
2014:
First Quarter	$32.91	$23.62
Second Quarter	$32.15	$21.08
Third Quarter	$33.74	$27.09
Fourth Quarter	$38.83	$26.37
2015:
First Quarter (through February 20, 2015)	$42.85	$34.42

Holders of Our Common Stock

As of February 20, 2015, there were 41 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name. While we are unable to estimate the actual number of beneficial holders of our common stock, we believe the number of beneficial holders is substantially higher than the number of holders of record of shares of our common stock.

Dividends; Equity Repurchases

We have never paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. The following is a summary of our repurchases of our common stock during the three-month period ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 to October 31, 2014	243,216	$28.07	243,216	$15,813,617
November 1 to November 30, 2014	35,950	$34.23	35,950	$14,583,138
December 1 to December 31, 2014	27,800	$33.94	27,800	$13,639,708
Total	306,966	$29.32	306,966	$13,639,708

(1)	Includes commissions, markups and expenses.
(2)	In July 2014, we announced that our board of directors approved the repurchase of up to $30 million of our common stock through July 31, 2015. Repurchased shares are retired and resume the status of authorized but unissued shares of common stock.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

Stock Performance Graph

The following stock performance graph compares the cumulative total return to stockholders for our common stock for the period from December 31, 2009 through December 31, 2014 against the cumulative total return of the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index.

The comparison assumes $100.00 was invested in our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index and assumes reinvestment of dividends, if any. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Cumulative Total Return for Periods Presented

Among Constant Contact, Inc., the NASDAQ Composite Index (Total Returns) *

and the NASDAQ Computer and Data Processing Index**

Chart is prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2015

*	Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

**

Calculated (or Derived) based from CRSP NASDAQ Computer and Data Processing, Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2015. Used with permission. All rights reserved.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of under the Securities Act of 1933, as amended, or the Securities Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share and customer data)
Statements of Operations Data:
Revenue	$331,678	$285,383	$252,154	$214,420	$174,231
Cost of revenue(1)	91,063	81,616	73,547	61,491	50,825

Gross profit	240,615	203,767	178,607	152,929	123,406

Operating expenses(1):
Research and development	53,086	45,567	38,787	29,478	23,985
Sales and marketing	125,809	111,374	104,527	89,211	78,881
General and administrative	41,919	38,531	31,132	23,979	17,625
Acquisition costs and other related charges	—	—	(11,355)	264	403

Total operating expenses	220,814	195,472	163,091	142,932	120,894

Income from operations	19,801	8,295	15,516	9,997	2,512
Interest income and other income (expense), net	316	175	231	262	341

Income before income taxes	20,117	8,470	15,747	10,259	2,853
Income tax (expense) benefit	(5,802)	(1,256)	(3,181)	13,207	61

Net income	$14,315	$7,214	$12,566	$23,466	$2,914

Net income per share:
Basic	$0.45	$0.23	$0.41	$0.79	$0.10
Diluted	$0.44	$0.23	$0.41	$0.77	$0.10
Weighted average shares outstanding used in computing per share amounts:
Basic	31,619	30,730	30,386	29,566	28,765
Diluted	32,836	31,356	31,003	30,671	29,945
Other Operating Data:
End of period number of unique customers(2)	635,000	595,000	555,000	500,000	435,000

(1)	Amounts include stock-based compensation expense, as follows:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Cost of revenue	$2,072	$1,802	$1,758	$1,542	$1,124
Research and development	3,320	3,359	3,733	3,221	2,491
Sales and marketing	4,866	3,741	3,187	2,588	1,911
General and administrative	6,392	5,829	5,596	4,357	3,026

	$16,650	$14,731	$14,274	$11,708	$8,552

(2)	Unique customers are rounded to the nearest 5,000 and we define unique customers as customers of all of our products and services, inclusive of both subscription and transaction-based products. Transactional customers are included in the customer count for the period if they transacted within the prior 12-month period. A customer of multiple products and services is counted as one unique customer.

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$162,622	$123,201	$93,507	$140,112	$124,353
Total assets	322,865	284,873	256,547	220,936	167,675
Deferred revenue	37,838	35,256	32,700	28,983	25,103
Total stockholders’ equity	264,311	229,871	202,867	170,480	126,122

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of online marketing tools that are designed for small organizations, including small businesses, associations and non-profits. We seek to help our customers succeed by creating and growing their customer and member relationships through our easy-to-use products combined with education, support, KnowHow and coaching. Our tools include email marketing, social media marketing, event marketing, local deals, online listings and survey products. In April 2014, we formally launched Constant Contact Toolkit, an integrated online marketing platform that simplifies small business marketing by bringing together the tools needed to drive repeat customers and reach new ones. Toolkit combines new and existing elements of our product set to make it easy for small organizations to find and engage with current and new customers across multiple marketing channels, including email, social, mobile and web. Toolkit is available to new customers through three different packages: Email, Email Plus and Personal Marketer. We also plan to migrate existing customers to Toolkit over time. We believe Toolkit makes it easier for smaller organizations to find and engage with current and new customers, which, in turn, will allow us to achieve increased product usage, increased revenue per customer and higher retention rates. We market our products and acquire our customers through a variety of sources including online marketing, such as search engines and advertising with online networks and other websites, offline marketing through television and radio advertising, local seminars, relationships with our partners, outbound sales efforts, referrals from our growing customer base, general brand awareness and a link to our website in the footer of substantially all of the emails sent by our customers.

We have grown rapidly since launching our first on-demand product in 2000. As of December 31, 2014, we had approximately 635,000 unique paying customers and had revenue of $332 million. Unique customers are rounded to the nearest 5,000 and we define unique customers as customers of all of our products and services, inclusive of both subscription and transaction-based products. Transactional customers are included in the customer count for the period if they transacted within the prior 12-month period. A customer of multiple products and services is counted as one unique customer.

Our business strategy is to expand beyond email marketing to provide an integrated multi-product offering, Constant Contact Toolkit, to drive higher customer lifetime value by offering gains in average revenue per customer and retention. We believe increasing our customer’s lifetime value will be a key contributor to our continued success. To drive lifetime value, we intend to continue to focus on acquiring and supporting customers in a cost-effective manner, increasing average revenue per customer (through cross-selling, list size growth and Toolkit) and improving customer retention rates.

In July 2014, we announced a stock repurchase program. Under the repurchase program, we are authorized to repurchase up to $30 million of our common stock through July 31, 2015. Stock may be repurchased from time to time in the open market, which may include the use of 10b5-1 trading plans, or in privately negotiated transactions in accordance with applicable securities and stock exchange rules. During the year ended December 31, 2014, we repurchased 553,666 shares of common stock at an average price of $29.55 per share.

Key Financial and Operating Metrics

In connection with the ongoing operation of our business, our management and our Board of Directors regularly review key financial and operating metrics. Given our growth strategy, we pay particular attention to customer lifetime value, customer acquisition metrics, trialer growth, customer attrition, success in cross-selling and growing customer list sizes, number of unique paying customers and average revenue per customer. We also consider other financial and operating metrics such as revenue, quarterly revenue growth, gross margin, expenses, customer satisfaction rates, average speed of answer for customer support calls, email deliverability rates and capital expenditures, among others. Management considers these financial and operating metrics critical to understanding and improving our business, reviewing our historical performance, benchmarking our performance versus other companies and identifying current and future trends, and for planning purposes. In addition, we believe that certain financial measures, which are not measures of financial performance under accounting principles generally accepted in the United States of America, or GAAP, are useful to management and investors in evaluating our operating performance for the periods presented and provide a tool for evaluating our ongoing operations. These non-GAAP financial measures, however, should not be considered a substitute for GAAP financial measures, including but not limited to net income (loss) or cash flows from operating, investing and financing activities and may not be comparable to similarly titled measures reported by other companies.

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

•

In April 2014, we formally launched Constant Contact Toolkit, our bundled product offering that allows our customers to have access to multiple products for one monthly fee. Our efforts to offer product bundles may not result in significant revenue growth, may negatively impact trialer conversion rates, may be confusing to our customers, may result in higher customer attrition and may disrupt existing product offerings, which still account for a significant majority of our revenue, any of which may harm our financial performance and impede our long-term growth strategy.

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

•

The risk of a data security breach or service disruption caused by computer hackers and cyber criminals has increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our systems have been, and may in the future be, the target of various forms of cyber attacks. While we make significant efforts to maintain the security and integrity of our systems, our cybersecurity measures and the cybersecurity measures taken by our third-party hosting facilities may be unable to anticipate, detect or prevent all attempts to compromise our systems. Any security breach, whether successful or not, could harm our reputation, subject us to lawsuits and other potential liabilities and ultimately could result in the loss of customers and loss of revenue.

•

We believe that given the size of our potential market and the relatively low barriers to entry, competition may increase. Increased competition could result from existing competitors, existing competitors that have been acquired by larger enterprises or new competitors that enter the market because of the potential opportunity. We intend to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

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

Revenue Recognition.    We provide access to our products primarily through subscription arrangements whereby the customer is charged a fee for access for a defined term. Subscription arrangements include access to use our software via the Internet and support services, such as telephone, email and chat support. When there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured, we recognize revenue on a daily basis over the subscription period as the services are delivered. Delivery is considered to have commenced at the time the customer has paid for the products and has access to the account via a log-in and password. We also offer ancillary services to our customers related to our subscription-based products such as custom services and training. When sold together, revenue from custom services, training and our subscription products are accounted for separately based on vendor specific objective evidence of fair value of each of the services as those services have value on a standalone basis and do not involve a significant degree of risk or unique acceptance criteria. Revenue from custom services and training is recognized as the services are performed. Revenue from transaction-based products and services is recognized based on the transactional fee charged when there is evidence of an arrangement, the fee is fixed or determinable, collectability is deemed reasonably assured and the transaction has occurred.

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

Goodwill and Acquired Intangible Assets.    We record goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. We perform our assessment for impairment of goodwill on an annual basis and we have determined that there is a single reporting unit for the purpose of conducting this annual goodwill impairment assessment. For purposes of assessing potential impairment, we annually estimate the fair value of the reporting unit (based on our market capitalization) and compare this amount to the carrying value of the reporting unit (as reflected by our total stockholders’ equity). If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. We completed our most recent annual impairment test of goodwill on November 30, 2014. Based upon that evaluation, we determined that our goodwill was not impaired. Intangible assets are recorded at their estimated fair values at the date of acquisition. We amortize acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

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

We base the fair value of common stock on the quoted market price of our common stock. The fair value of restricted stock and restricted stock units for awards with time-based and performance-based vesting conditions is based on the fair value of common stock on the date of grant. We value restricted stock units with market-based vesting criteria using a Monte Carlo simulation model. The number of shares expected to be earned, based on achievement of the market condition, is factored into the grant date Monte Carlo valuation for the awards. The grant date fair value is not subsequently adjusted regardless of the eventual number of shares that are earned based on the market condition.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We estimate expected term based on historical exercise activity, giving consideration to the contractual term of the options and vesting schedules. Expected volatility is based on our historical volatility for the expected term of the award. The risk-free interest rate is determined by reference to United States Treasury bond yields at or near the time of grant for time periods similar to the expected term of the award. The relevant data used to determine the fair value of the stock option grants is as follows:

	Years Ended December 31,
	2014	2013	2012
Weighted average risk-free interest rate	1.38%	1.07%	0.81%
Expected term (in years)	4.3	4.6	4.6
Weighted average expected volatility	49.53%	51.14%	53.58%
Expected dividends	0%	0%	0%

These assumptions represent our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. Authoritative guidance requires that we recognize compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, we have considered our historical experience to estimate pre-vesting forfeitures for awards with service conditions. For awards with performance conditions we estimate the probability that the performance condition will be met. If our actual forfeiture rate is materially different from the estimate, our stock-based compensation expense could be significantly different from what we have recorded in the current period. As of December 31, 2014, we had $28.0 million of unrecognized compensation expense associated with outstanding equity awards, which is expected to be recognized over a weighted-average period of 2.74 years.

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

Sources of Revenue

We derive our revenue principally from subscription fees from our customers. Our revenue is driven primarily by the number of paying customers and the subscription fees for our products and is not concentrated within any one customer or group of customers. We generally do not require our customers to commit to a contractual term; however, our customers are required to prepay for subscriptions on a monthly, semi-annual, or annual basis by providing a credit card or bank check. Fees are recorded initially as deferred revenue and then recognized as revenue on a daily basis over the prepaid subscription period. We also generate a small amount of revenue from ancillary services related to our products, which primarily consist of custom services and training, and a small amount of revenue from transactional fee-based products and service offerings.

Cost of Revenue and Operating Expenses

We allocate certain occupancy and general office related expenses, such as rent, utilities, office supplies and depreciation of general office assets to cost of revenue and operating expense categories based on headcount. As a result, an occupancy expense allocation is reflected as personnel costs in cost of revenue and each operating expense category.

Cost of Revenue.    Cost of revenue consists primarily of wages and benefits for software operations and customer support personnel, credit card processing fees, depreciation and amortization, maintenance and hosting of our software applications underlying our product offerings and other direct costs of delivering our products. We allocate a portion of customer support costs relating to assisting trial customers to sales and marketing expense.

The expenses related to our hosted software applications are affected by the number of customers who subscribe to our products and the complexity and redundancy of our software applications and hosting infrastructure. We expect cost of revenue to increase in absolute dollars as we expect to increase our number of customers but to continue to decrease as a percentage of revenue as we gain efficiencies created by our expected revenue growth and cost savings.

Research and Development.    Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on improving ease-of-use, functionality and technological scalability of our existing products as well as on the development of new product offerings. We primarily expense research and development costs. However, direct development costs related to software enhancements that add functionality are capitalized and amortized over their useful life. Over the shorter term, we expect that research and development expenses will increase both in absolute dollars and as a percentage of revenue due to our expanded investment in our product roadmap. Over the longer term we expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue as we expect to grow our revenue at a faster rate.

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

General and Administrative.    General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology support, finance, accounting and analytics personnel, professional fees, board compensation and expenses, certain taxes and other corporate expenses. In 2013, we also recorded litigation expense related to the settlement of a lawsuit and an accrual related to estimated personal property taxes. We expect that general and administrative expenses will increase in absolute dollars as we continue to add personnel in connection with the anticipated growth of our business and incur costs related to operating as a public company but to remain relatively flat as a percentage of revenue.

Acquisition Costs and Other Related Charges.    Acquisition costs and other related charges include expenses associated with third-party professional services we utilize related to the evaluation and execution of successful acquisitions. Acquisition costs and other related charges also include changes in the fair value of our contingent consideration liability recorded as the result of our acquisition of SinglePlatform, Corp. in June 2012. This liability was measured at fair value on the acquisition date, and until the liability was settled, it was remeasured to fair value at each reporting period, with the changes included in our results of operations. We evaluated quarterly remeasurements of the fair value of this liability through June 2014, the last settlement date. We may also incur acquisition costs and other related charges in future periods if we complete additional acquisitions.

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated as a percentage of total revenue.

	Years Ended December 31,
	2014	2013	2012
Revenue	100%	100%	100%
Cost of revenue	27	29	29

Gross profit	73	71	71

Operating expenses:
Research and development	16	16	15
Sales and marketing	38	39	42
General and administrative	13	14	12
Acquisition costs and other related charges	—	—	(4)

Total operating expenses	67	69	65

Income from operations	6	2	6
Interest income and other income (expense), net	—	—	—

Income before income taxes	6	2	6
Income tax (expense) benefit	(2)	—	(1)

Net income	4%	2%	5%

Years Ended December 31, 2014, 2013 and 2012

Revenue

	Years Ended December 31,			2014-2013 % Change	2013-2012 % Change
	2014	2013	2012
	(dollars in thousands)
Revenue	$331,678	$285,383	$252,154	16%	13%

Revenue increased by $46.3 million from 2013 to 2014. The increase resulted primarily from an approximately 7% increase in the number of average monthly customers and an approximately 9% increase in average revenue per customer. The increase in average revenue per customer was primarily due to new packaging and pricing plans applicable to a subset of our customers and to revenue from SinglePlatform, which has a higher monthly price than our other products. We expect our average revenue per customer to increase over time.

Revenue increased by $33.2 million from 2012 to 2013. The increase resulted primarily from an approximately 8% increase in the number of average monthly customers and an approximately 5% increase in average revenue per customer. The increase in average revenue per customer was primarily due to an increase in average customer list size, which increases the monthly amount invoiced to our email marketing customers, and to revenue from SinglePlatform.

Cost of Revenue

	Years Ended December 31,			2014-2013 % Change	2013-2012 % Change
	2014	2013	2012
	(dollars in thousands)
Cost of revenue	$91,063	$81,616	$73,547	12%	11%
Percent of revenue	27%	29%	29%

Cost of revenue increased by $9.4 million from 2013 to 2014 and was 27% and 29% of revenue for 2014 and 2013, respectively. The increase in absolute dollars resulted primarily from increased customer support personnel costs of $3.0 million to support our customer growth and increased number of products. Personnel costs in our operations group, which is responsible for managing our technology infrastructure, increased by $2.4 million. Depreciation, hosting and maintenance costs increased by $1.3 million as a result of scaling and adding capacity to our hosting infrastructure. Merchant card fees increased by $1.1 million due to the higher volume of billing transactions.

Cost of revenue increased by $8.1 million from 2012 to 2013 and was 29% of revenue for both years. The increase in absolute dollars resulted primarily from increased customer support personnel costs of $3.3 million to support our customer growth and increased number of products. Personnel costs in our operations group increased by $1.2 million. Depreciation, hosting and maintenance costs increased by $2.0 million as a result of scaling and adding capacity to our hosting infrastructure. Merchant card fees increased by $873,000 due to the higher volume of billing transactions.

Research and Development Expenses

	Years Ended December 31,			2014-2013 % Change	2013-2012 % Change
	2014	2013	2012
	(dollars in thousands)
Research and development expenses	$53,086	$45,567	$38,787	17%	17%
Percent of revenue	16%	16%	15%

Research and development expenses increased by $7.5 million from 2013 to 2014. The increase was primarily due to additional personnel costs of $7.9 million as a result of our continued hiring of research and development employees to further develop and enhance our product offerings. This was partially offset by a decrease in consulting costs of $1.2 million

Research and development expenses increased by $6.8 million from 2012 to 2013. The increase was primarily due to additional personnel costs of $4.8 million and additional consulting costs of $1.4 million as a result of our continued hiring of research and development employees and use of contractors, both to further develop and enhance our product offerings.

Sales and Marketing Expenses

	Years Ended December 31,			2014-2013 % Change	2013-2012 % Change
	2014	2013	2012
	(dollars in thousands)
Sales and marketing expenses	$125,809	$111,374	$104,527	13%	7%
Percent of revenue	38%	39%	42%

Sales and marketing expenses increased by $14.4 million from 2013 to 2014. The increase in absolute dollars was largely due to increased personnel costs of $11.1 million. In addition, advertising and promotional expenditures increased by $3.2 million and consulting costs increased by $1.0 million. These increases were partially offset by a decrease in partner referral fees of $2.1 million as a result of changes to the structure of our partner program to focus on our more productive partners.

Sales and marketing expenses increased by $6.8 million from 2012 to 2013. The increase in absolute dollars was largely due to increased personnel costs of $3.0 million that resulted primarily from a full year of SinglePlatform personnel, which accounted for a $4.8 million increase. This increase was partially offset by a decrease in salary and stock-based compensation expense during the period and a decrease in the allocation of occupancy and general corporate expenses to sales and marketing. A significant contribution to the decrease in salary and stock-based compensation was due to the departure of an executive within the group. The decrease in the allocation of occupancy and general corporate expenses was due to a decrease in sales and marketing wages as a percentage of total wages within our company. Advertising and promotional expenditures increased by $3.0 million and partner referral fees increased by $854,000 as the number of new customers generated from our partners increased.

General and Administrative Expenses

	Years Ended December 31,			2014-2013 % Change	2013-2012 % Change
	2014	2013	2012
	(dollars in thousands)
General and administrative expenses	$41,919	$38,531	$31,132	9%	24%
Percent of revenue	13%	14%	12%

General and administrative expenses increased by $3.4 million from 2013 to 2014. The increase in absolute dollars was primarily due to additional personnel costs of $4.6 million as a result of increasing the number of general and administrative employees to support our overall growth, partially offset by a decrease of $1.3 million in legal costs and professional fees. In 2013, we recorded a litigation expense of $820,000 related to the settlement of a lawsuit. Professional fees also decreased in 2014, primarily due to costs incurred in 2013 associated with our defense of certain legal matters that we did not incur in 2014. General and administrative expenses also decreased as a result of a $483,000 expense recorded in 2013 related to an estimated property tax accrual.

General and administrative expenses increased by $7.4 million from 2012 to 2013. The increase in absolute dollars was primarily due to additional personnel costs of $4.9 million as a result of increasing the number of general and administrative employees to support our overall growth, including an increase in the number of employees focused on analytics and business intelligence. We also recorded a litigation expense of $820,000 in 2013 related to the settlement of a lawsuit and professional service fees increased by $555,000 in 2013 primarily due to increased costs associated with our defense of certain legal matters. In 2013, we also recorded an expense of $483,000 related to an estimated property tax accrual.

Acquisition Costs and Other Related Charges

There were no acquisition costs and other related charges in 2014 or 2013. Acquisition costs and other related charges resulted in income of $11.4 million for 2012. Transaction costs during 2012 were $797,000 related to the CardStar, Inc. and SinglePlatform, Corp. acquisitions. We also recorded an adjustment to decrease the fair value of the contingent consideration liability by $12.2 million in 2012 due to the remeasurement of the fair value of our contingent consideration liability related to the SinglePlatform, Corp. acquisition.

Interest Income and Other Income (expense), net

	Years Ended December 31,			2014-2013 % Change	2013-2012 % Change
	2014	2013	2012
	(dollars in thousands)
Interest income and other income (expense), net	$316	$175	$231	81%	(24)%

Interest income and other income (expense), net increased by $141,000 from 2013 to 2014 due primarily to a one-time refund from a vendor of $399,000 and an increase in interest earned on our investment portfolio as a result of higher average balances, partially offset by foreign currency transaction losses.

Interest income and other income (expense), net decreased by $56,000 from 2012 to 2013 due primarily to a decrease in interest earned on our investment portfolio as a result of lower average balances partially offset by an increase in foreign currency transaction gains.

Income Tax Expense

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Income Tax Expense	$5,802	$1,256	$3,181
Percent of income before income taxes	29%	15%	20%

We recorded an income tax expense of $5.8 million in 2014 based on our net income multiplied by our effective tax rate. Our effective tax rate varies from the statutory tax rate primarily due to the book expense related to incentive stock options, which is non-deductible for tax purposes, offset by federal and state research and development credits, which reduced our tax expense. The Tax Increase Prevention Act of 2014 was enacted in December of 2014 which reinstated the federal research and development credit retroactively to January 1, 2014. As a result of the change in tax law, we recorded a benefit of $1.9 million in the fourth quarter of 2014, the quarter in which the law was enacted for expenses incurred during 2014.

We recorded an income tax expense of $1.3 million in 2013 based on our net income multiplied by our effective tax rate. Our effective tax rate varies from the statutory tax rate primarily due to the book expense related to incentive stock options, which is non-deductible for tax purposes, offset by federal and state research and development credits, which reduced our tax expense. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 to reinstate the federal research and development credit from January 1, 2012, through December 31, 2013. As a result of the change in the tax law, we recorded a benefit of $1.3 million in the first quarter of 2013, the quarter in which the law was enacted for certain expenses we incurred in 2012.

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

We intend to continue to use our net operating loss carry-forwards and tax credits, to the extent available, to reduce the corporate income tax liability associated with our operating results. To the extent that we cannot offset our income tax liability, our cash taxes paid will increase.

Liquidity and Capital Resources

During 2014, 2013 and 2012, we funded our operations with cash flows generated from operations. At December 31, 2014, our principal sources of liquidity were cash and cash equivalents and marketable securities of $163 million.

The following table shows a summary of our cash flows for each of the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$57,414	$43,058	$38,697
Investing activities	$(42,231)	$(34,646)	$(26,005)
Financing activities	$6,649	$6,289	$5,493

Net cash provided by operating activities

During the year ended December 31, 2014, operating activities provided $57.4 million of cash. The cash flow provided by operating activities primarily resulted from our net income of $14.3 million, from net non-cash charges of $44.4 million and from cash provided by changes in our operating assets and liabilities of $1.7 million. These amounts were partially offset by cash used to pay taxes for net settlement of equity awards of $3.0 million. Our net non-cash charges in 2014 primarily consisted of $24.2 million of depreciation and amortization of our long-lived assets, $16.7 million of stock-based compensation expense and a $4.1 million decrease in deferred tax assets. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2014 consisted primarily of a $2.6 million increase in deferred revenue and a $1.5 million increase in other long-term liabilities, partially offset by a decrease in accounts payable and accrued expenses of $2.7 million.

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

During the year ended December 31, 2012, operating activities provided $38.7 million of cash. The cash flow provided by operating activities primarily resulted from our net income of $12.6 million, as well as from net non-cash charges of $24.3 million and from cash provided by changes in our operating assets and liabilities of $2.4 million. Our net non-cash charges in 2012 primarily consisted of $19.0 million of depreciation and amortization of our long-lived assets, $14.3 million of stock-based compensation expense and a $2.7 million decrease in deferred tax assets, partially offset by the decrease in the contingent consideration liability, which generated non-cash income of $12.2 million. Cash provided by changes in our operating assets and liabilities during the year ended December 31, 2012 consisted primarily of a $2.2 million decrease in prepaid expenses and other current assets and a $3.1 million increase in deferred revenue, partially offset by a $2.2 million decrease in accounts payable and accrued expenses and a $653,000 increase in other assets.

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

Net cash used in investing activities

Net cash used in investing activities was $42.2 million, $34.6 million and $26.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. In 2014, we used $24.3 million to acquire property and equipment, which included the capitalization of $7.9 million of software development costs. In 2014, we also used $36.6 million to purchase marketable securities, partially offset by $18.7 million of proceeds from the sales and maturities of marketable securities. In 2013, we used $18.9 million to acquire property and equipment, which included the capitalization of $7.4 million of software development costs. In 2013, we also used $30.7 million to purchase marketable securities, partially offset by $11.5 million of proceeds from the sales and maturities of marketable securities. We also increased restricted cash by $550,000 in 2013 related to a lease amendment for our corporate headquarters. In 2012, we used $21.9 million to acquire property and equipment, which included the capitalization of $6.7 million of software development costs. Additionally, in 2012, we made two acquisitions. We acquired CardStar, Inc. in January 2012 for a cash purchase price of $5.8 million and SinglePlatform, Corp. in June 2012 for a cash payment of $62.5 million, net of cash acquired. In 2012, we generated net proceeds of $64.2 million from the settlement of marketable securities as a result of the proceeds from sales and maturities of marketable securities being greater than cash used to purchase marketable securities.

Acquisitions of property and equipment generally include the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs. We have also made capital expenditures for equipment to increase capacity of our hosting infrastructure and to accommodate growth in our business. We continue to increase the amount of space we lease for our corporate headquarters and to acquire property and equipment to outfit the additional space.

Net cash provided by financing activities

Net cash provided by financing activities was $6.6 million, $6.3 million and $5.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net cash provided by financing activities for all three years consisted primarily of proceeds from stock issued pursuant to the exercise of stock options, proceeds received in connection with our employee stock purchase plan and to a lesser extent from the income tax benefit related to the exercise of stock options. In 2014 and 2013, we initiated stock repurchase programs. We used cash of $16.4 million and $5.4 million in 2014 and 2013, respectively, to repurchase our common stock under these programs.

As of December 31, 2014, we had federal and state net operating loss carry-forwards of $8.6 million and $377,000, respectively, which we intend to use to the extent available to offset payments of future federal and state income tax liabilities. If unused, our net operating loss carry-forwards expire at various dates through 2034 for federal and 2026 for state income tax purposes. As of December 31, 2014, we also had federal and state research and development credit carry-forwards of $9.4 million and $6.8 million, respectively, which we intend to use to the extent available to offset payments of future federal and state income tax liabilities. If unused, our research and development credit carry-forwards will expire at various dates through 2034 for federal and 2029 for state income tax purposes. In addition, we have $1.4 million of state investment tax credits, of which $600,000 can be carried forward indefinitely while the remainder, if unused, will expire at various dates through 2016.

In 2015, we anticipate capital expenditures of approximately seven to eight percent of revenue to support our future growth, which will consist primarily of hardware and software purchases, capitalization of certain software development costs and furniture and leasehold improvements related to additional office space.

Our future capital requirements may vary materially from those now planned and will depend on many factors, including, but not limited to, development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the establishment of additional offices in the United States and worldwide and the building of infrastructure necessary to support our anticipated growth, the response of competitors to our products and our relationships with suppliers. Since the introduction of our on-demand email marketing product in 2000, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase on an absolute dollar basis in the future.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued new guidance, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance is effective for us commencing January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that this guidance will have on our consolidated financial statements.

In August 2014, FASB issued new guidance, Presentation of Financial Statements—Going Concern. The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements.

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

As of December 31, 2014, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $24.1 million relating to marketing programs and other non-marketing related goods and services.

The following table summarizes our contractual obligations at December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Office lease obligations	$69,950	$9,374	$20,018	$18,096	$22,462
Third-party hosting agreements	8,762	3,938	4,824	—	—
Vendor commitments	24,093	21,676	1,611	806	—

Total	$102,805	$34,988	$26,453	$18,902	$22,462

ITEM    7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk.    Significantly all of our revenue and expenses are denominated in United States dollars. Accordingly, our results of operations and cash flows are not subject to material fluctuations due to changes in foreign currency exchange rates. However, as we increase our operations in international markets we will become increasingly exposed to changes in currency exchange rates. The economic impact of currency exchange rate movements is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

Interest Rate Sensitivity.    We had cash and cash equivalents and marketable securities of $163 million at December 31, 2014, which consisted of cash, government securities, corporate and agency bonds, commercial paper and money market instruments. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Constant Contact, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Constant Contact, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Constant Contact, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 25, 2015

Constant Contact, Inc.

Consolidated Balance Sheets

	December 31,
	2014	2013
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$104,301	$82,478
Marketable securities	58,321	40,723
Accounts receivable, net of allowance for doubtful accounts	265	180
Prepaid expenses and other current assets	10,723	9,175

Total current assets	173,610	132,556
Property and equipment, net	43,739	39,238
Restricted cash	1,300	1,300
Goodwill	95,505	95,505
Acquired intangible assets, net	2,160	4,355
Deferred taxes	4,658	9,574
Other assets	1,893	2,345

Total assets	$322,865	$284,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,703	$6,783
Accrued expenses	12,230	10,903
Deferred revenue	37,838	35,256

Total current liabilities	54,771	52,942
Other long-term liabilities	3,783	2,060

Total liabilities	58,554	55,002

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2014 and 2013	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 31,908,622 and 31,203,585 shares issued and outstanding at December 31, 2014 and 2013, respectively	319	312
Additional paid-in capital	249,599	229,457
Accumulated other comprehensive income (loss)	(10)	14
Retained earnings	14,403	88

Total stockholders’ equity	264,311	229,871

Total liabilities and stockholders’ equity	$322,865	$284,873

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Revenue	$331,678	$285,383	$252,154
Cost of revenue	91,063	81,616	73,547

Gross profit	240,615	203,767	178,607

Operating expenses:
Research and development	53,086	45,567	38,787
Sales and marketing	125,809	111,374	104,527
General and administrative	41,919	38,531	31,132
Acquisition costs and other related charges	—	—	(11,355)

Total operating expenses	220,814	195,472	163,091

Income from operations	19,801	8,295	15,516
Interest income	144	94	224
Other income (expense), net	172	81	7

Income before income taxes	20,117	8,470	15,747
Income tax expense	(5,802)	(1,256)	(3,181)

Net income	$14,315	$7,214	$12,566

Net income per share:
Basic	$0.45	$0.23	$0.41
Diluted	$0.44	$0.23	$0.41
Weighted average shares outstanding used in computing per share amounts:
Basic	31,619	30,730	30,386
Diluted	32,836	31,356	31,003

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$14,315	$7,214	$12,566

Other comprehensive income:
Net unrealized losses on marketable securities, net of tax	(13)	(1)	(51)
Reclassification adjustment for realized gains on available-for-sale securities included in net income	(1)	—	—
Translation adjustment	(11)	4	1

Total other comprehensive income (loss)	(25)	3	(50)

Comprehensive income	$14,290	$7,217	$12,516

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	30,110,895	$301	$189,810	$61	$(19,692)	$170,480
Issuance of common stock in connection with stock option exercises	415,136	4	4,351			4,355
Issuance of common stock pursuant to vesting of restricted stock units	47,263	1	(597)			(596)
Issuance of common stock in connection with employee stock purchase plan	78,081	1	1,052			1,053
Stock-based compensation expense			15,059			15,059
Unrealized loss on available-for-sale securities				(51)		(51)
Translation adjustment				1		1
Net income					12,566	12,566

Balance at December 31, 2012	30,651,375	$307	$209,675	$11	$(7,126)	$202,867
Issuance of common stock in connection with stock option exercises	671,596	6	10,440			10,446
Issuance of common stock pursuant to vesting of restricted stock units	87,058	1	(1,592)			(1,591)
Issuance of common stock in connection with employee stock purchase plan	79,456	1	1,088			1,089
Repurchase and retirement of common stock	(285,900)	(3)	(5,363)			(5,366)
Stock-based compensation expense			15,213			15,213
Income tax from the exercise of stock options			(4)			(4)
Unrealized loss on available-for-sale securities				(1)		(1)
Translation adjustment				4		4
Net income					7,214	7,214

Balance at December 31, 2013	31,203,585	$312	$229,457	$14	$88	$229,871
Issuance of common stock in connection with stock option and warrant exercises	1,039,713	12	20,150			20,162
Issuance of common stock pursuant to vesting of restricted stock units	149,881	1	(3,024)			(3,023)
Issuance of common stock in connection with employee stock purchase plan	69,109	—	1,863			1,863
Repurchase and retirement of common stock	(553,666)	(6)	(16,355)			(16,361)
Stock-based compensation expense			16,850			16,850
Income tax from the exercise of stock options			658			658
Unrealized loss on available-for-sale securities				(13)		(13)
Translation adjustment				(11)		(11)
Net income					14,315	14,315

Balance at December 31, 2014	31,908,622	$319	$249,599	$(10)	$14,403	$264,311

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities
Net income	$14,315	$7,214	$12,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,164	22,191	19,003
Amortization of premium on investments	262	210	539
Stock-based compensation expense	16,650	14,731	14,274
Provision for bad debts	—	14	11
Gain on sales of marketable securities	(1)	—	—
Deferred taxes	4,094	885	2,738
Contingent consideration adjustment	—	—	(12,152)
Income tax benefit from the exercise of stock options	(984)	(123)	(84)
Taxes paid related to net share settlement of restricted stock units	(3,024)	(1,592)	(597)
Loss on sublease	259	—	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(85)	(102)	3
Prepaid expenses and other current assets	(59)	(2,454)	2,169
Other assets	452	762	(653)
Accounts payable	(3,138)	(1,384)	(787)
Accrued expenses	404	100	(1,398)
Deferred revenue	2,582	2,556	3,107
Other long-term liabilities	1,523	50	(42)

Net cash provided by operating activities	57,414	43,058	38,697

Cash flows from investing activities
Purchases of marketable securities	(36,582)	(30,739)	(40,254)
Proceeds from maturities of marketable securities	18,065	11,534	59,867
Proceeds from sales of marketable securities	633	4,000	44,600
Acquisition of businesses, net of cash acquired	—	—	(68,296)
Net increase in restricted cash	—	(550)	—
Acquisition of property and equipment, including costs capitalized for development of internal use software	(24,347)	(18,891)	(21,922)

Net cash used in investing activities	(42,231)	(34,646)	(26,005)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to exercise of stock options and warrants	20,162	10,447	4,356
Income tax benefit from the exercise of stock options	984	119	84
Proceeds from issuance of common stock pursuant to employee stock purchase plan	1,864	1,089	1,053
Repurchase of common stock	(16,361)	(5,366)	—

Net cash provided by financing activities	6,649	6,289	5,493

Effects of exchange rates on cash	(9)	2	1

Net increase in cash and cash equivalents	21,823	14,703	18,186
Cash and cash equivalents, beginning of year	82,478	67,775	49,589

Cash and cash equivalents, end of year	$104,301	$82,478	$67,775

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,031	$523	$61
Supplemental disclosure of noncash investing and financing activities:
Capitalization of stock-based compensation	$200	$482	$785
Acquisition of property and equipment included in accounts payable and accrued expenses	$1,923	$—	$—
Fair value of contingent consideration recorded at the time of acquisition in accrued expenses and other long-term liabilities	$—	$—	$12,152

The accompanying notes are an integral part of these consolidated financial statements.

Constant Contact, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

1.    Nature of the Business

Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation in 1995 and was reincorporated in the State of Delaware in 2000. The Company is a leading provider of online marketing tools that are designed for small organizations, including small businesses, associations and non-profits. The Company seeks to help customers succeed by creating and growing their customer and member relationships through easy-to-use products combined with education, support, KnowHow® and coaching. In April 2014, the Company formally launched Constant Contact Toolkit™, an integrated online marketing platform that simplifies small business marketing by bringing together the tools needed to drive repeat customers and reach new ones. The Company also offers a suite of online marketing tools, including Email Marketing, EventSpot®, Social Campaigns™, SaveLocal™, SinglePlatform and Survey, that enables customers to launch and monitor marketing campaigns across multiple channels, including email, social media, events, local deals, online listings and surveys. These products are marketed and sold directly by the Company and through a wide variety of partners primarily in the United States of America.

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

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, are used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

During the years ended December 31, 2014, 2013 and 2012, there were no transfers between Level 1, Level 2 and Level 3.

The following tables present the Company’s fair value hierarchy for its assets, which are measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	Fair Value Measurements at December 31, 2014 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$5,885	$—	$—	$5,885
United States Treasury Notes	20,006	—	—	20,006
Corporate and Agency Bonds	—	37,316	—	37,316
Commercial Paper	—	999	—	999

Total	$25,891	$38,315	$—	$64,206

	Fair Value Measurements at December 31, 2013 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$23,444	$—	$—	$23,444
United States Treasury Notes	27,035	—	—	27,035
Corporate and Agency Bonds	—	12,688	—	12,688
Commercial Paper	—	1,000	—	1,000

Total	$50,479	$13,688	$—	$64,167

The Company had a contingent consideration liability associated with the acquisition of SinglePlatform, Corp. (“SinglePlatform”) in June 2012, which had been assessed at $0 as of December 31, 2013. The final measurement period for achievement of the goals related to the contingent consideration ended on June 30, 2014 and resulted in no payout of consideration. Prior to June 30, 2014, contingent consideration was measured at fair value and was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The valuation of the contingent consideration liability used assumptions and estimates to forecast a range of outcomes for the contingent consideration. The Company assessed these assumptions and estimates on a quarterly basis as additional data impacting the assumptions was obtained. Changes in the fair value of the contingent consideration liability related to updated assumptions and estimates were recognized within the consolidated statements of operations. There were no changes to the fair value of the contingent consideration liability for either of the years ended December 31, 2014 or 2013. The change in the fair value of the contingent consideration liability from the date of the SinglePlatform acquisition through December 31, 2012 resulted from reductions to the SinglePlatform revenue forecast scenarios. The revenue forecast scenarios were decreased due to SinglePlatform’s actual operating results and reduced productivity of its sales organization during 2012.

Changes in the fair value of the Level 3 contingent consideration liability associated with the SinglePlatform acquisition were as follows:

Contingent Consideration Liability
Acquisition of SinglePlatform in June 2012	$12,152
Change in fair value of contingent consideration liability, included in acquisition costs and other related charges in 2012	(12,152)

Balance at December 31, 2012, 2013 and 2014	$—

Fair Value Option for Financial Assets and Financial Liabilities

Authoritative guidance allows companies to choose to measure many financial instruments and certain other items at fair value. The Company has elected not to apply the fair value option to any of its financial assets or liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. The Company also considers receivables related to customer credit card purchases of $1,502 and $2,901 at December 31, 2014 and 2013, respectively, to be equivalent to cash. Cash equivalents are stated at fair value.

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2014, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury Notes	$20,000	$6	$—	$20,006
Corporate and Agency Bonds	37,330	2	(16)	37,316
Commercial Paper	999	—	—	999

Total	$58,329	$8	$(16)	$58,321

At December 31, 2014, marketable securities consisted of investments that mature within one year with the exception of government treasuries and corporate and agency bonds with a fair value of $6,644, which have maturities within two years.

At December 31, 2013, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury Notes	$27,022	$13	$—	$27,035
Corporate and Agency Bonds	12,684	4	—	12,688
Commercial Paper	1,000	—	—	1,000

Total	$40,706	$17	$—	$40,723

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

Concentration of Credit Risk and Significant Products and Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. At December 31, 2014 and 2013, the Company had substantially all cash balances at certain financial institutions without or in excess of federally insured limits, however, the Company maintains its cash balances and custody of its marketable securities with accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the years ended December 31, 2014, 2013 and 2012, revenue from the Company’s email marketing product alone as a percentage of total revenue was approximately 80%, 84% and 85%, respectively. No customer accounted for more than 10% of total revenue during these years.

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

Revenue Recognition

The Company provides access to its products primarily through subscription arrangements whereby the customer is charged a fee for access for a defined term. Subscription arrangements include access to use the Company’s software via the Internet and support services, such as telephone, email and chat support. When there is evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured, the Company recognizes revenue on a daily basis over the subscription period as the services are delivered. Delivery is considered to have commenced at the time the customer has paid for the products and has access to the account via a log-in and password. The Company also offers ancillary services to its customers related to its subscription-based products such as custom services and training. When sold together, revenue from custom services, training and subscription products are accounted for separately based on vendor-specific objective evidence of fair value of each of the services as those services have value on a standalone basis and do not involve a significant degree of risk or unique acceptance criteria. Revenue from custom services and training is recognized as the services are performed. Revenue from transaction-based products and services is recognized based on the transactional fee charged when there is evidence of an arrangement, the fee is fixed or determinable, collectability is deemed reasonably assured and the transaction has occurred.

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

Foreign Currency Translation

The functional currency of the Company’s operations in the United Kingdom is deemed to be the British pound. Accordingly, the assets and liabilities of the Company’s United Kingdom subsidiary are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are charged to Other income (expense), net and were not material to the Company’s operations.

Comprehensive Income

Comprehensive income includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only elements of other comprehensive income (loss) are unrealized gains and losses on available-for-sale securities and translation adjustments.

Segment Data

The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. Revenue is generated predominately in the United States and all significant assets are held in the United States.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of unrestricted common shares outstanding during the period.

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

The following is a summary of the shares used in computing diluted net income per share:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Weighted average shares used in calculating basic net income per share	31,619	30,730	30,386
Stock options	1,100	524	581
Warrants	—	1	1
Unvested restricted stock and restricted stock units	117	101	35

Shares used in computing diluted net income per share	32,836	31,356	31,003

The Company excluded the following common stock equivalents from the computation of diluted net income per share because they had an anti-dilutive impact because the proceeds under the treasury stock method were in excess of the average fair market value for the period:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Options to purchase common stock	1,278	3,586	3,342
Unvested restricted stock and restricted stock units	200	176	110

Total options exercisable into common stock, restricted stock units issuable in common stock and restricted stock	1,478	3,762	3,452

Advertising Expense

The Company expenses advertising as incurred. Advertising expense was $42,234, $39,796 and $35,350 during the years ended December 31, 2014, 2013 and 2012, respectively.

Accounting for Stock-Based Compensation

The Company values all stock-based compensation, including grants of stock options, restricted stock and restricted stock units, at fair value on the date of grant, and expenses the fair value over the applicable service period. The straight-line method is applied to all grants with service and market conditions, while the graded vesting method is applied to all grants with both service and performance conditions.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance is effective for the Company commencing January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

In August 2014, FASB issued new guidance, Presentation of Financial Statements—Going Concern. The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

3.    Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2014	2013
Computer equipment	$51,439	$52,059
Software	50,590	43,377
Furniture and fixtures	8,634	8,599
Leasehold improvements	16,340	11,657

Total property and equipment	127,003	115,692
Less: Accumulated depreciation and amortization	83,264	76,454

Property and equipment, net	$43,739	$39,238

Depreciation and amortization expense was $21,969, $19,788 and $17,331 for the years ended December 31, 2014, 2013 and 2012, respectively. In 2014, the Company disposed of assets with a gross book value of $15,159, which were fully depreciated at the time of disposal.

The Company capitalized costs associated with the development of internal use software of $7,892, $7,411 and $6,673 included in Software line item above and recorded related amortization expense of $6,689, $4,575 and $3,383 (included in depreciation and amortization expense) during the years ended December 31, 2014, 2013 and 2012, respectively. The remaining net book value of capitalized software costs was $15,299 and $14,096 as of December 31, 2014 and 2013, respectively.

4.    Acquisitions

CardStar

On January 13, 2012, the Company acquired by merger all of the outstanding capital stock of CardStar, Inc. (“CardStar”) for a cash purchase price of $5,750. CardStar was a leading developer of mobile applications that extend the use of loyalty, rewards and membership cards and mobile coupons among consumers. The Company purchased CardStar in order to accelerate its entrance into the mobile marketing and loyalty space.

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

SinglePlatform

On June 12, 2012, the Company acquired by merger all of the outstanding capital stock of SinglePlatform. SinglePlatform provided small businesses a single place to update their business information and delivered that information across its publishing network. The Company purchased SinglePlatform in order to expand its product offerings and allow small organizations to engage their customers earlier in the customer lifecycle. The purchase price of $75,009 reflected a cash payment of $62,857 and a liability of $12,152 representing the fair value of contingent consideration of up to $30,000 payable to the former shareholders of SinglePlatform upon achievement by SinglePlatform of certain revenue targets. These revenue targets were to be measured in six month intervals from July 1, 2012 to June 30, 2014. If such targets were achieved, the consideration was payable in cash. Using a discounted cash flow method and a probability weighted estimate of future revenue, the Company recorded an estimated liability of $12,152 as of the acquisition date. The estimated undiscounted range of outcomes for the contingent consideration was $0 to $21,095 at the acquisition date. The first revenue target, assessed at December 31, 2012 was not met and, based on actual results and the impact to forecasted performance, the Company revised its revenue forecasts in 2012. Under the revised forecasts, no contingent consideration payments were to be made. Accordingly, the Company recorded a reduction to expenses of $12,152 in 2012 relating to this remeasurement of the fair value of the contingent liability. The reduction is included in acquisition costs and other related charges in the Company’s consolidated statement of operations for the year ended December 31, 2012. The second, third and fourth revenue targets, measured at June 30, 2013, December 31, 2013 and June 30, 2014, respectively, were also not met; therefore no payments were made and the liability is considered fully settled as of December 31, 2014.

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

The following table presents the pro forma results of the historical consolidated statements of operations of the Company and SinglePlatform for the year ended December 31, 2012, giving effect to the merger as if it occurred on January 1, 2011:

Year ended December 31, 2012
Pro forma revenue	$252,618
Pro forma net income	$11,173

The pro forma net income presented primarily includes adjustments for amortization, elimination of transaction costs, interest income and income taxes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

There were no transaction costs for the years ended December 31, 2014 and 2013. Transaction costs related to the CardStar and SinglePlatform acquisitions were $797 for the year ended December 31, 2012, which the Company recorded as acquisition costs and other related charges. The operating expenses of the acquired entities have been included in the consolidated financial statements beginning on their respective acquisition dates but have not been disclosed as the Company does not account for the results of the acquired entities separate from its own results.

5.    Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $95,505 as of December 31, 2014 and 2013.

Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The

Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis. The Company completed its most recent annual impairment test of goodwill on November 30, 2014. To date, the Company has had no impairments of goodwill.

Intangible assets consist of the following:

	Estimated Useful Life	December 31, 2014			December 31, 2013
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 years	$4,357	$3,465	$892	$4,357	$2,336	$2,021
Customer relationships	3.75 years	3,315	2,666	649	3,315	1,855	1,460
Publisher relationships	5 years	710	367	343	710	225	485
Trade name	5 years	570	294	276	570	181	389

		$8,952	$6,792	$2,160	$8,952	$4,597	$4,355

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

Amortization expense for intangible assets was $2,195, $2,403 and $1,672 for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization of developed technology and publisher relationships is recorded within cost of revenue and the amortization of customer relationships and trade name is recorded within sales and marketing expense. Future estimated amortization expense as of December 31, 2014 is as follows:

2015	$1,583
2016	470
2017	107

Total	$2,160

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

Stock Repurchase Program

In the second quarter of 2014, the Board of Directors authorized the repurchase of up to $30,000 of its common stock through July 31, 2015. Under the authorization, the Company can repurchase shares in the open market, which may include the use of 10b5-1 trading plans, or through privately negotiated transactions. The timing and amount of repurchases will depend upon several factors, including market and business conditions. Stock repurchases may be suspended or discontinued at any time. The Company intends to fund repurchases from its cash and cash equivalents. Through December 31, 2014, 553,666 shares of common stock were repurchased at an average price of $29.55 per share for a total cost of $16,361.

Stock-Based Awards

Stock Plans

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards with a maximum term of seven years. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company initially reserved 4,200,000 shares of its common stock for issuance under the 2011 Plan. Additionally, per the terms of the 2011 Plan, shares of common stock previously reserved for issuance under the 2007 Stock Incentive Plan as well as shares reserved for outstanding awards under the 1999 Stock Option/Stock Issuance Plan for which the awards are cancelled, forfeited, repurchased or otherwise result in common stock not being issued will be added to the number of shares available for issuance under the 2011 Plan. Awards that were granted with a per share or per unit purchase price less than 100% of fair market value as of the date of grant (e.g., restricted stock and restricted stock unit awards) counted towards the total number of shares reserved for issuance under the 2011 Plan on a two-for-one basis. In April 2014, the Board of Directors approved an amendment and restatement of the 2011 Plan, subject to stockholder approval, which included an increase to the number of shares available for issuance under the 2011 Plan by 2,100,000 shares and a change to the number of shares that would be counted towards the total number of shares reserved for issuance for awards granted with a per share or per unit purchase price less than 100% of fair market value as of the date of grant from 2-for-1 to 1.8-for-1 for awards granted after April 1, 2014. This amendment and restatement of the 2011 Plan was approved by the stockholders in May 2014. As of December 31, 2014, 1,754,658 shares of common stock were available for issuance under the 2011 Plan.

The Company’s 2012 Inducement Award Plan (the “2012 Inducement Plan”) provided for the grant of non-statutory stock options and restricted stock unit awards as an inducement to an individual’s entering into employment with the Company of up to an aggregate of 257,780 shares of common stock. In April 2014, the Company’s Board of Directors voted to terminate the 2012 Inducement Plan. As a result, no additional awards will be granted under this plan.

Stock Options

During the years ended December 31, 2014, 2013 and 2012, the Company granted 925,700, 875,975 and 1,549,932 stock options, respectively, to certain employees and directors. The vesting of most of these awards is time-based and the restrictions typically lapse over periods of three to four years.

Through December 31, 2014, stock options were granted with exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company bases fair value of common stock on the quoted market price.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates expected term based on historical exercise activity, giving consideration to the contractual term of the options and vesting schedules. Expected volatility was based on historical volatility of the Company. The risk-free interest rate was determined by reference to United States Treasury bond yields at or near the time of grant for time periods similar to the expected term of the award. The relevant data used to determine the value of the stock option grants is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Weighted average risk-free interest rate	1.38%	1.07%	0.81%
Expected term (in years)	4.3	4.6	4.6
Weighted average expected volatility	49.53%	51.14%	53.58%
Expected dividends	0%	0%	0%

A summary of stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2013	5,013,983	$19.61	5.57	$57,469
Granted	925,700	26.01
Exercised	(1,039,200)	19.40
Forfeited	(273,474)	22.17

Balance at December 31, 2014	4,627,009	$20.79	4.90	$73,638

Vested and expected to vest at December 31, 2014	4,199,125	$20.53	4.77	$67,893
Exercisable at December 31, 2014	2,767,887	$19.67	4.42	$47,143

The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on December 31, 2014 and 2013, of $36.70 and $31.07 per share, respectively, and the exercise prices of the options.

The weighted average grant date fair value of stock options granted was $10.71, $7.14 and $9.55 per share for the years ended December 31, 2014, 2013 and 2012, respectively.

The total intrinsic value of stock options exercised was $12,394, $6,168 and $6,530 for the years ended December 31, 2014, 2013 and 2012, respectively.

Restricted Stock Units

Upon vesting, the restricted stock units entitle the holder to one share of common stock for each restricted stock unit. All restricted stock units currently granted have been classified as equity instruments as their terms require settlement in shares.

During 2014, 2013 and 2012, the Company granted 555,638, 371,415 and 718,930 restricted stock units with a weighted average grant-date fair value of $30.23, $22.63 and $16.73, respectively. The aggregate intrinsic value of restricted stock units vested in 2014, 2013 and 2012 was $7,596, $3,774 and $1,485, respectively. Of the unvested restricted units outstanding as of December 31, 2014, 534,127 are subject to time-based vesting, 362,785 are subject to performance-based vesting and 213,246 are subject to market-based vesting conditions. As of December 31, 2014, the Company estimates that 704,321 shares of restricted stock units with an intrinsic value of $25,849 and a weighted average remaining contractual term of 1.61 years will ultimately vest. A description of restricted stock units and the valuation methodologies used to value them are described below.

Restricted stock units with time-based vesting conditions

Time-based vesting restrictions lapse over one to four years. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares.

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

In December 2013 and 2014, the Company granted 102,803 and 108,140 restricted stock units, respectively, that vest upon the achievement of at least three years of service and a targeted compound annual growth rate in revenue over three years (the “2013 and 2014 Revenue RSUs”). The 2013 and 2014 Revenue RSUs will vest upon the achievement of both (i) a performance condition and (ii) a service condition. The performance condition will be satisfied if the Company achieves a specified compound annual growth rate in revenue over the specified measurement period. To satisfy the service condition, the employee must remain employed by the Company until the applicable performance determination date. The number of 2013 and 2014 Revenue RSUs that will vest upon the achievement of the performance condition and the service condition will vary based on the actual compound annual growth rate in revenue, from a maximum of 125% of the number of target shares to a threshold of 50% of the number of target shares with no vesting, absent certain circumstances in a change of control of the Company, if the targeted threshold is not achieved. If the targets are not achieved at the end of the measurement periods, the 2013 and 2014 Revenue RSUs will expire unvested.

Restricted stock units with performance-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares. At December 31, 2014, 332,785 of the 2012 Revenue RSUs and 2013 and 2014 Revenue RSUs remain outstanding. At December 31, 2014, the Company also had outstanding 30,000 restricted stock units that contain other performance-based vesting criteria.

Restricted stock units with market-based vesting conditions

In December 2012, 2013 and 2014, the Company granted 95,188, 52,498 and 84,598 restricted stock units, respectively, that vest upon achievement by the Company of a total shareholder return relative to a peer group target (the “TSR RSUs”) measured over a three-year period that commenced on their respective grant dates. The number of TSR RSUs that will vest upon achievement of the target will vary based on the level of achievement from a maximum of 125% of the target shares to a threshold of 50% of the target shares, with no vesting, absent certain circumstances in a change of control of the Company, if the threshold requirement is not achieved or the employee is no longer with the Company at the end of the three-year period. The TSR RSUs are valued using Monte Carlo simulation models. The number of units expected to vest, based on achievement of the TSR market condition, is factored into the grant date Monte Carlo valuations for the TSR RSUs. Compensation cost is recognized regardless of the eventual number of units that vest based on the market condition. Expected volatility was based on historical volatility of the publicly traded stock of the peer group of companies, inclusive of the Company over the last three years prior to the grant dates. The risk-free interest rate was determined by reference to United States Treasury bond yields at or near the times of grant for the three years.

The relevant assumptions used in the Monte Carlo simulation models include (but are not limited to) the following:

	2014	2013	2012
Monte Carlo assumptions
Risk-free interest rate	0.96%	0.58%	0.34%
Volatility	26.28% – 54.50%	29.00% – 60.36%	27.64% – 62.45%

Compensation cost is recognized on a straight-line basis over the requisite service period. At December 31, 2014, 213,246 of the TSR RSUs remain outstanding.

The table below summarizes activity relating to all restricted stock units:

	Number of Shares Underlying Restricted Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2013	902,539	$19.40
Restricted units granted	555,638	30.23
Restricted units vested	(249,352)	20.40
Restricted units forfeited/cancelled	(98,667)	17.25

Unvested as of December 31, 2014	1,110,158	$24.79

Stock Purchase Plan

Under the Company’s 2007 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), six-month offering periods begin on January 1 and July 1 of each year during which employees may elect to purchase shares of the Company’s common stock according to the terms of the offering. Prior to July 1, 2013, the per share purchase price for each offering was equal to 85% of the closing market price of the Company’s common stock on the last day of the offering period. Starting with the offering period that began on July 1, 2013, the per share purchase price for offerings is equal to the lesser of 85% of the closing market price of the Company’s common stock on the first day or last day of the offering period. As of December 31, 2014, 312,026 shares of common stock are available for issuance to participating employees under the Purchase Plan.

Stock-Based Compensation

The Company recognized stock-based compensation expense on all awards in cost of revenue and operating expense categories as follows:

	Years Ended December 31,
	2014	2013	2012
Cost of revenue	$2,072	$1,802	$1,758
Research and development	3,320	3,359	3,733
Sales and marketing	4,866	3,741	3,187
General and administrative	6,392	5,829	5,596

	$16,650	$14,731	$14,274

The unrecognized compensation expense associated with outstanding stock options, restricted stock and restricted stock units at December 31, 2014 was $27,974, which is expected to be recognized over a weighted-average period of 2.74 years.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized income tax benefits related to stock-based compensation expense of $5,972, $5,507 and $5,354, respectively, as a component in calculating its provision for income taxes.

The Company capitalized $200, $482 and $785 of stock-based compensation expense related to the development of internal use software included in Property and equipment for the years ended December 31, 2014, 2013 and 2012, respectively.

7.    Income Taxes

The components of income tax expense consisted of the following:

	Years Ended December 31,
	2014	2013	2012
Current income tax expense (benefit)
Federal	$475	$(76)	$52
State	1,396	438	474

Total current income tax expense	1,871	362	526

Deferred income tax expense (benefit)
Federal	5,665	2,054	3,299
State	(1,734)	(1,160)	(644)

Total deferred income tax expense	3,931	894	2,655

Total income tax expense	$5,802	$1,256	$3,181

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended December 31,
	2014	2013	2012
Statutory rate	35%	35%	35%
State taxes, net of federal benefit	3	5	2
Impact of permanent differences	3	3	3
Stock options	1	18	11
Tax credits	(14)	(49)	(6)
Provision to return adjustments	1	4	2
Change in the fair value of contingent consideration liability	—	—	(27)
Other	—	(1)	(1)

	29%	15%	19%

The Company had net deferred tax assets related to temporary differences and operating loss carry-forwards as follows:

	December 31,
	2014	2013
Deferred tax assets
Current:
Accrued expenses	$1,784	$803

Total current	1,784	803

Noncurrent:
Net operating loss carry-forwards	—	167
Research and development credit carry-forwards	5,169	11,826
Stock options	8,677	7,080
Fixed assets	2,472	—
Other	—	62

Total noncurrent	16,318	19,135

Total deferred tax assets	18,102	19,938

Deferred tax liabilities-non-current
Capitalized research and development	(10,439)	(7,868)
Fixed assets	—	(72)
Intangible assets	(1,217)	(1,621)
Other	(3)	—

Total deferred tax liabilities—non-current	(11,659)	(9,561)

Net deferred tax assets	$6,443	$10,377

There were no changes to the valuation allowance for the years ended December 31, 2014, 2013 or 2012.

At December 31, 2014, the Company had federal and state net operating loss carry-forwards of approximately $8,573 and $377, respectively, which, if unused, expire at varying dates through 2034 for federal income tax purposes and at varying dates through 2026 for state income tax purposes. At December 31, 2014, all of the federal and state net operating loss carry-forwards relate to deductions for stock option compensation for which the associated tax benefit will be credited to additional paid-in capital when realized. This amount is tracked separately and not included in the Company’s deferred tax assets.

At December 31, 2014, the Company had federal and state research and development credit carry-forwards of $9,386 and $6,782, respectively, which, if unused, will expire at varying dates through 2034 for federal income tax purposes and at varying dates through 2029 for state income tax purposes. Additionally, the Company has $1,444 of Massachusetts investment tax credits, of which $600 can be carried forward indefinitely while the remainder, which, if unused, will expire at varying dates through 2016.

The Tax Increase Prevention Act of 2014 was enacted in December of 2014 which reinstated the federal research and development credit retroactively to January 1, 2014. As a result of the change in tax law, the Company recorded a benefit of $1,855 in the fourth quarter of 2014, the quarter in which the law was enacted for expenses incurred during 2014.

The American Taxpayer Relief Act of 2012 (the “Act”) was enacted on January 2, 2013. The Act retroactively reinstated the federal research and development credit from January 1, 2012, through December 31, 2013. As a result of the change in the tax law, the Company recorded a benefit of $1,324 in the first quarter of 2013, the quarter in which the law was enacted for certain expenses incurred in 2012.

The Company had not recorded any amounts for unrecognized tax benefits as of December 31, 2014, 2013 or 2012.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of December 31, 2014 and 2013, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2011 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carry-forwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years.

The Company has performed an analysis of its changes in ownership under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and has determined that any ownership changes which have occurred do not result in a permanent limitation on usage of the Company’s federal and state net operating loss carry-forwards.

8.    Accrued Expenses

	December 31,
	2014	2013
Payroll and payroll related	$4,430	$4,106
Licensed software and maintenance	1,197	1,197
Marketing programs	490	575
Other accrued expenses	6,113	5,025

	$12,230	$10,903

9.    401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company elected to make matching contributions for the plan years ending December 31, 2014, 2013 and 2012 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s compensation.

The Company made matching contributions of an aggregate of $3,714, $2,937 and $2,457 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

At December 31, 2014 and 2013, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $51 at December 31, 2014, of which $3 was included in prepaid expenses and other current assets and $48 was included in other assets. The accrued rent balance was $4,232 at December 31, 2014, of which $577 was included in accrued expenses and $3,655 was included in other long-term liabilities. The prepaid rent balance was $634 at December 31, 2013, of which $128 was included in prepaid expenses and other current assets and $506 was included in other assets. The accrued rent balance was $2,239 at December 31, 2013, of which $351 was included in accrued expenses and $1,888 was included in other long-term liabilities.

Total rent expense under office leases was $9,407, $8,149 and $7,102 for the years ended December 31, 2014, 2013 and 2012, respectively. Total rent expense for the year ended December 31, 2014 includes a loss on sublease of $259 and sublease income of $47.

As of December 31, 2014, future minimum lease payments under noncancelable office leases are as follows:

2015	$9,374
2016	10,037
2017	9,981
2018	9,604
2019	8,492
Thereafter	22,462

69,950
Less: Sublease income	678

$69,272

Third-Party Hosting Agreements

The Company has agreements with two affiliated vendors to provide specialized space and equipment and related services from which the Company hosts its software applications.

Payment escalations and rent holidays specified in these agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. At December 31, 2014 and 2013, the Company had both prepaid rent and accrued rent balances related to these agreements. At December 31, 2014, the Company had prepaid rent of $501, of which $295 was included in prepaid expenses and other current assets and $206 was included in other assets. The accrued rent balance was $172 of which $38 was included in accrued expense and other current liabilities and $134 was included in other long-term liabilities. At December 31, 2013, the Company had prepaid rent of $861, of which $360 was included in prepaid expenses and other current assets and $501 was included in other assets. The accrued rent balance of $173 was included in other long-term liabilities.

Total rent expense under hosting agreements was $4,231, $4,038 and $4,073 for the years ended December 31, 2014, 2013 and 2012, respectively.

The agreements include payment commitments that expire at various dates through mid-2017. As of December 31, 2014, future minimum payments under the agreements are as follows:

2015	$3,938
2016	4,049
2017	775

Total	$8,762

Vendor Commitments

As of December 31, 2014, the Company had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling $24,093 related to marketing programs and other non-marketing goods and services to be delivered principally during 2015.

Letters of Credit and Restricted Cash

As of December 31, 2014 and 2013, the Company maintained a letter of credit totaling $1,300 for the benefit of the landlord of the Lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $1,300 as of and December 31, 2014 and 2013 to secure the letter of credit. These amounts were classified as restricted cash in the balance sheet at December 31, 2014 and 2013.

Indemnification Obligations

The Company enters into standard indemnification agreements with the Company’s partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of December 31, 2014, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

Legal Matters

In September 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited (collectively, “RPost”) filed a complaint in the United States District Court for the Eastern District of Texas that named the Company as a defendant in a lawsuit. The complaint alleges that certain elements of the Company’s email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. In February 2013, RPost amended its complaint to name five of the Company’s marketing partners as defendants. Under the Company’s contractual agreements with these marketing partners, the Company is obligated to indemnify them for claims related to patent infringement. The Company filed a motion to sever and stay the claims against its partners and multiple motions to dismiss the claims against the Company. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy court actions involving RPost, to which the Company is not a party. The stay was extended by agreement of the parties in December 2014. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, the Company believes that it has meritorious defenses to any claim of infringement and intends to defend itself vigorously.

In March 2013, CreateAds LLC (“CreateAds”) filed a complaint in the United States District Court for the District of Delaware that named the Company as a defendant in a lawsuit. The complaint, which was served on the Company on March 8, 2013, alleges that certain elements of the Company’s email marketing technology infringe a patent held by CreateAds. CreateAds seeks an award for damages in an unspecified amount and injunctive relief. In February 2014, the case was stayed pending a decision by the United States Supreme Court in the appeal of a patent case with issues very similar to the ones pending in the Company’s motion to dismiss. Following the Supreme Court’s decision in June 2014, the Company filed a motion for summary judgment seeking to invalidate the patent for lack of patent-eligible subject matter. By agreement of the parties, the case was dismissed with prejudice as to the claims raised by CreateAds in February 2015.

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

11. Quarterly Information (Unaudited)

	Three Months Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
Statements of Operations Data:
Revenue	$88,054	$83,494	$81,256	$78,874	$74,931	$72,039	$70,208	$68,205
Gross profit	64,041	60,271	59,156	57,147	54,279	51,561	49,630	48,297
Income (loss) from operations	7,558	8,083	3,007	1,153	5,498	5,508	(98)	(2,613)
Net income (loss)	6,248	5,198	2,021	848	4,516	3,320	32	(654)
Basic net income (loss) per share	$0.20	$0.16	$0.06	$0.03	$0.15	$0.11	$0.00	$(0.02)
Diluted net income (loss) per share	$0.19	$0.16	$0.06	$0.03	$0.14	$0.11	$0.00	$(0.02)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2014 based on the specified criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of December 31, 2014.

We have adopted a code of ethics, called the Code of Business Conduct and Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the Code of Business Conduct and Ethics on our website at www.constantcontact.com under the “Investor Relations—Corporate Governance” section of the website. We intend to make all required disclosures concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information in our proxy statement for the 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item and from Part II, Item 5 of this Annual Report on Form 10-K is incorporated by reference from the information in our proxy statement for the 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information in our proxy statement for the 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of December 31, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

For a list of the consolidated financial statements included herein, see Index to the Consolidated Financial Statements on page 52 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(b) Exhibits

See Exhibit Index on page 84 of this Annual Report on Form 10-K, incorporated into this Item by reference.

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

CONSTANT CONTACT, INC.

Date: February 25, 2015	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gail F. Goodman Gail F. Goodman	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2015

/s/ Thomas Anderson Thomas Anderson	Director	February 21, 2015

/s/ Robert P. Badavas Robert P. Badavas	Director	February 25, 2015

/s/ John Campbell John Campbell	Director	February 21, 2015

/s/ Jay Herratti Jay Herratti	Director	February 25, 2015

/s/ William S. Kaiser William S. Kaiser	Director	February 25, 2015

/s/ Daniel T. H. Nye Daniel T. H. Nye	Director	February 22, 2015

/s/ Harpreet S. Grewal Harpreet S. Grewal	Executive Vice President and Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2015

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the Securities and Exchange Commission, or SEC, on September 4, 2007.

3.2	Second Amended and Restated Bylaws of the Company.	Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

10.1#	1999 Stock Option/Stock Issuance Plan, as amended.	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on July 6, 2007.

10.2#	Form of Non-Qualified Stock Option Agreement with Executive Officers under the 1999 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on July 6, 2007.

10.3#	Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option/Stock Issuance Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on July 6, 2007.

10.4#	Constant Contact, Inc. 2007 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

10.5#	Forms of Incentive Stock Option Agreements, under the 2007 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

10.6#	Forms of Non-Qualified Stock Option Agreements, under the 2007 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

10.7#	Constant Contact, Inc. 2007 Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

10.8	Form of Director and Officer Indemnification Agreement.	Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 4, 2007.

Exhibit No.	Description	Location

10.9	Form of Indemnification Agreement between the Company and certain entities that sold stock in the Company’s initial public offering.	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on September 12, 2007.

10.10	Lease, dated as of May 30, 2008, between the Company and McWhinney 409CC, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2008.

10.11#	Amendment No. 1 to the Constant Contact, Inc. 2007 Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 13, 2008.

10.12	First Amendment to Lease, dated as of October 8, 2008, between the Company and McWhinney 409CC, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008.

10.13	Loan and Security Agreement, dated February 27, 2003, as amended, between the Company and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-144381), filed with the SEC on July 6, 2007.

10.14	Lease, dated May 29, 2009, between the Company and Boston Properties Limited Partnership.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2009.

10.15#	Amendment No. 2 to the Constant Contact, Inc. 2007 Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2009.

10.16	First Amendment to Lease dated as of May 3, 2010 by and between BP Reservoir Place LLC (as successor-in-interest to Boston Properties Limited Partnership) and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 4, 2010.

10.17#	Letter Agreement, dated as of May 25, 2010, between the Company and Harpreet S. Grewal.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2010.

10.18#	Restricted Stock Unit Agreement (Performance-Based Vesting) dated September 1, 2010 between the Company and Harpreet S. Grewal.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 3, 2010.

10.19	Second Amendment to Lease dated as of September 13, 2010 by and between BP Reservoir Place LLC (as successor-in-interest to Boston Properties Limited Partnership) and the Company.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 3, 2010.

10.20#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Gail F. Goodman.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2010.

Exhibit No.	Description	Location

10.21#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Ellen M. Brezniak.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2010.

10.22#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Harpreet S. Grewal.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2010.

10.23#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Christopher M. Litster.	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2010.

10.24#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Robert P. Nault.	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2010.

10.25#	Executive Severance Agreement, dated as of December 3, 2010, between the Company and Robert D. Nicoson.	Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2010.

10.26	Turn Key Datacenter Lease dated as of December 31, 2010 between Digital Alfred, LLC and the Company.	Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 9, 2011.

10.27	Datacenter Lease dated as of January 1, 2011 between Digital 55 Middlesex, LLC and the Company.	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 9, 2011.

10.28	Asset Purchase Agreement dated as of February 15, 2011 between the Company and Bantam Networks, LLC.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 16, 2011.

10.29	First Amendment to Turn Key Datacenter Lease dated as of March 1, 2011 between the Company and Digital Alfred, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 2, 2011.

10.30#	Constant Contact, Inc. 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-174621), filed with the Securities and Exchange Commission on May 31, 2011.

10.31#	Form of Incentive Stock Option Agreement (non-executive officers) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.32#	Form of Incentive Stock Option Agreement (executive officers) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.33#	Form of Non-Statutory Stock Option Agreement (non-executive officers) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

Exhibit No.	Description	Location

10.34#	Form of Non-Statutory Stock Option Agreement (executive officers) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.35#	Form of Restricted Stock Unit Agreement (executive officers; time-based) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.36#	Form of Non-Statutory Stock Option Agreement (directors; initial grant) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.37#	Form of Non-Statutory Stock Option Agreement (directors; annual grant) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.38#	Form of Non-Statutory Stock Option Agreement (directors; discretionary grant) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

10.39#	Form of Restricted Stock Unit Agreement (non-executive officers; performance-based—contacts) under the 2007 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

10.40	Second Amendment to Turn Key Datacenter Lease dated as of December 15, 2011 between the Company and Digital Alfred, LLC.	Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

10.41#	Executive Severance Agreement, dated as of December 12, 2011, between the Company and Joel Hughes.	Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

10.42#	Form of Restricted Stock Unit Agreement (non-executive officers: time-based-transaction) under the 2011 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.

10.43	First Amendment to Datacenter Lease dated as of May 11, 2012 by and between Digital 55 Middlesex, LLC and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 17, 2012.

10.44	55 Middlesex Turnpike Office Space Rider dated as of May 11, 2012 by and between Digital 55 Middlesex, LLC and the Company.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 17, 2012.

10.45#	Constant Contact, Inc. 2012 Inducement Award Plan.	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (File No. 333-182083), filed with the Securities and Exchange Commission on June 13, 2012.

Exhibit No.	Description	Location

10.46	Agreement and Plan of Merger, dated as of June 12, 2012, by and among the Company, Match Acquisition Corporation, SinglePlatform, Corp. and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as Stockholder Representative.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.

10.47#	Form of Stock Option Agreement under the Constant Contact 2012 Inducement Award Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.

10.48#	Form of Restricted Stock Unit Agreement under the Constant Contact, Inc. 2012 Inducement Award Plan for Key Employees.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.

10.49	Lease and related Work Letter Agreement dated as of May 29, 2012 by and between the Company and Edward J. Conner.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 1, 2012.

10.50	Third Amendment to Lease dated as of April 1, 2012 by and between BP Reservoir Place LLC (as successor-in-interest to Boston Properties Limited Partnership) and the Company.	Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 1, 2012.

10.51	Fourth Amendment to Lease dated as of December 27, 2012 by and between BP Reservoir Place LLC (as successor in interest to Boston Properties Limited Partnership) and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2013.

10.52#	Executive Severance Agreement effective as of June 21, 2012 by and among the Company and Kenneth J. Surdan.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2013.

10.53#	Form of Restricted Stock Unit Agreement (for Executives) under the Constant Contact, Inc. 2011 Stock Incentive Plan (Performance-Based Vesting (Revenue); Double Trigger).	Incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.54#	Form of Restricted Stock Unit Agreement (for Executives) under the Constant Contact, Inc. 2011 Stock Incentive Plan (Performance-Based Vesting (Total Shareholder Return); Double Trigger).	Incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

Exhibit No.	Description	Location

10.55#	Form of Nonstatutory Stock Option Agreement (for Executives) Granted Under the Constant Contact, Inc. 2011 Stock Incentive Plan (Double Trigger).	Incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.56#	Form of Incentive Stock Option Agreement (for Executives) Granted Under the Constant Contact, Inc. 2011 Stock Incentive Plan (Double Trigger).	Incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.57#	Form of Restricted Stock Unit Agreement (for Employees) under the Constant Contact, Inc. 2011 Stock Incentive Plan (Time-Based Vesting; Alternate Version 1—Single Vest Date).	Incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.58#	Form of Restricted Stock Unit Agreement (for Employees) under the Constant Contact, Inc. 2011 Stock Incentive Plan (Time-Based Vesting; Alternate Version 2—Multiple Vest Dates).	Incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.59	Agreement of Lease dated as of April 30, 2013 by and between Constant Contact, Inc. and Battery Commercial Associates LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on July 31, 2013.

10.60#	Form of Restricted Stock Unit Agreement (for Executives) under the Constant Contact, Inc. 2011 Stock Incentive Plan (Performance-Based Vesting (Revenue CAGR); Double Trigger).	Incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 5, 2014.

10.61#	Form of Restricted Stock Unit Agreement (for Executives) under the Constant Contact, Inc. 2011 Stock Incentive Plan (Performance-Based Vesting (Total Shareholder Return—2013); Double Trigger).	Incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 5, 2014.

10.62#	Form of Restricted Stock Unit Agreement under the Constant Contact, Inc. 2011 Stock Incentive Plan (executive officers; time-based; double trigger).	Incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 5, 2014.

10.63#	Constant Contact, Inc. 2014 Executive Cash Incentive Bonus Plan.	Incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 5, 2014.

10.64#	Amended and Restated 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K , filed with the SEC on May 22, 2014.

Exhibit No.	Description	Location

10.65	Fifth Amendment to Lease dated as of August 4, 2014 by and between BP Reservoir Place LLC (as successor-in-interest to Boston Properties Limited Partnership) and Constant Contact, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on October 29, 2014.

10.66#	Constant Contact, Inc. 2015 Executive Cash Incentive Bonus Plan.	Filed herewith.

10.67#	Amendment No. 3 to the Constant Contact, Inc. 2007 Employee Stock Purchase Plan.	Filed herewith.

10.68#	Form of Restricted Stock Unit Agreement (directors; annual grant) under the Constant Contact, Inc. Amended and Restated 2011 Stock Incentive Plan.	Filed herewith.

10.69#	Form of Restricted Stock Unit Agreement under the Constant Contact, Inc. Amended and Restated 2011 Stock Incentive Plan (executive officers; time-based; double trigger).	Filed herewith.

10.70#	Form of Restricted Stock Unit Agreement (for Executives) under the Constant Contact, Inc. Amended and Restated 2011 Stock Incentive Plan (Performance-Based Vesting (Revenue CAGR); Double Trigger)(2014).	Filed herewith.

10.71#	Form of Restricted Stock Unit Agreement (for Executives) under the Constant Contact, Inc. Amended and Restated 2011 Stock Incentive Plan (Performance-Based Vesting (Total Shareholder Return—2014); Double Trigger).	Filed herewith.

21.1	Subsidiaries of the Company.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit No.	Description	Location

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101INS	XBRL Instance Document.	Filed herewith.

101SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

#	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

*	This certification accompanies this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to liability under that section. This certification shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.