Form 10-Q
period 2015-03-31
Constant Contact, Inc.
filed 2015-05-06
CIK 1405277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, there were 32,158,044 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information

Item 1.	Financial Statements

Constant Contact, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014
(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$123,078	$104,301
Marketable securities	56,019	58,321
Accounts receivable, net of allowance for doubtful accounts	195	265
Prepaid expenses and other current assets	11,785	10,723

Total current assets	191,077	173,610
Property and equipment, net	44,320	43,739
Restricted cash	1,300	1,300
Goodwill	95,505	95,505
Acquired intangible assets, net	1,676	2,160
Deferred taxes	4,658	4,658
Other assets	1,550	1,893

Total assets	$340,086	$322,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,377	$4,703
Accrued expenses	14,435	12,230
Deferred revenue	40,148	37,838

Total current liabilities	62,960	54,771
Other long-term liabilities	3,681	3,783

Total liabilities	66,641	58,554

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 32,152,030 and 31,908,622 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	322	319
Additional paid-in capital	255,164	249,599
Accumulated other comprehensive income (loss)	6	(10)
Retained earnings	17,953	14,403

Total stockholders’ equity	273,445	264,311

Total liabilities and stockholders’ equity	$340,086	$322,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2015	2014
Revenue	$90,417	$78,874
Cost of revenue	24,431	21,727

Gross profit	65,986	57,147

Operating expenses
Research and development	13,825	13,074
Sales and marketing	36,068	32,800
General and administrative	11,793	10,120

Total operating expenses	61,686	55,994

Income from operations	4,300	1,153
Interest income and other income (expense), net	(57)	23

Income before income taxes	4,243	1,176
Income tax expense	(693)	(328)

Net income	$3,550	$848

Net income per share:
Basic	$0.11	$0.03

Diluted	$0.11	$0.03

Weighted average shares outstanding used in computing per share amounts:
Basic	32,091	31,289

Diluted	33,658	32,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Net income	$3,550	$848

Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax	25	(3)
Translation adjustment	(9)	1

Total other comprehensive income (loss)	16	(2)

Comprehensive income	$3,566	$846

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash flows from operating activities
Net income	$3,550	$848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,053	5,911
Amortization of premium on investments	84	55
Stock-based compensation expense	4,304	3,914
Provision for (recovery of) bad debts	(1)	5
Income tax benefit from the exercise of stock options	(1,180)	(226)
Taxes paid related to net share settlement of restricted stock units	(373)	(751)
Changes in operating assets and liabilities:
Accounts receivable	71	39
Prepaid expenses and other current assets	115	(1,463)
Other assets	343	(13)
Accounts payable	1,977	(264)
Accrued expenses	3,070	1,064
Deferred revenue	2,310	2,070
Other long-term liabilities	(102)	(98)

Net cash provided by operating activities	20,221	11,091

Cash flows from investing activities
Purchases of marketable securities	(16,014)	(15,963)
Proceeds from maturities of marketable securities	18,250	12,865
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(5,250)	(5,929)

Net cash used in investing activities	(3,014)	(9,027)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to the exercise of stock options	9,396	2,290
Income tax benefit from the exercise of stock options	1,180	226
Repurchase of common stock	(9,000)	—

Net cash provided by financing activities	1,576	2,516

Effects of exchange rates on cash and cash equivalents	(6)	1

Net increase in cash and cash equivalents	18,777	4,581
Cash and cash equivalents, beginning of period	104,301	82,478

Cash and cash equivalents, end of period	$123,078	$87,059

Supplemental disclosure of noncash investing and financing activities:
Capitalization of stock-based compensation	$68	$50
Acquisition of property and equipment included in accounts payable	$2,755	$—

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

The condensed consolidated balance sheet at December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2015 and consolidated results of operations and of cash flows for the three months ended March 31, 2015 and 2014, have been made. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015.

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

At March 31, 2015, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury Notes	$11,796	$6	$—	$11,802
Corporate and Agency Bonds	43,213	11	(7)	43,217
Commercial Paper	1,000	—	—	1,000

Total	$56,009	$17	$(7)	$56,019

At March 31, 2015, marketable securities consisted of investments that mature within one year with the exception of government treasuries and corporate and agency bonds with a fair value of $19,172, which have maturities within two years.

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

The following tables present the Company’s fair value hierarchy for its cash equivalents and marketable securities, which are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Fair Value Measurements at March 31, 2015 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$8,183	$—	$—	$8,183
United States Treasury Notes	11,802	—	—	11,802
Corporate and Agency Bonds	—	43,217	—	43,217
Commercial Paper	—	1,000	—	1,000

Total	$19,985	$44,217	$—	$64,202

	Fair Value Measurements at December 31, 2014 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$5,885	$—	$—	$5,885
United States Treasury Notes	20,006	—	—	20,006
Corporate and Agency Bonds	—	37,316	—	37,316
Commercial Paper	—	999	—	999

Total	$25,891	$38,315	$—	$64,206

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of unrestricted common shares outstanding for the period.

Diluted net income per share is computed by dividing net income by the sum of the weighted average number of unrestricted common shares outstanding during the period and the weighted average number of potential common shares from the assumed exercise of stock options and the vesting of shares of restricted stock units using the “treasury stock” method when the effect is not anti-dilutive.

The following is a summary of the shares used in computing diluted net income per share:

(in thousands)
	Three months ended March 31,
	2015	2014
Weighted average shares used in calculating basic net income per share	32,091	31,289
Stock options	1,397	1,029
Warrants	—	1
Restricted stock units	170	123

Shares used in computing diluted net income per share	33,658	32,442

The following common stock equivalents were excluded from the computation of diluted net income per share because they had an anti-dilutive impact as the proceeds under the treasury stock method were in excess of the average fair market value for the period:

(in thousands)
	Three months ended March 31,
	2015	2014
Options to purchase common stock	269	1,031
Restricted stock units	79	268

Total options exercisable into common stock and restricted stock units issuable in common stock	348	1,299

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new guidance, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance is effective for the Company commencing January 1, 2017. Early application is not permitted. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

In August 2014, the FASB issued new guidance, Presentation of Financial Statements — Going Concern. The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The guidance will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

In April 2015, the FASB issued new guidance, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The guidance clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. The guidance will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

3. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $95,505 at March 31, 2015 and December 31, 2014. Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired.

Intangible assets consist of the following:

		March 31, 2015			December 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 years	$4,357	$3,710	$647	$4,357	$3,465	$892
Customer relationships	3.75 years	3,315	2,841	474	3,315	2,666	649
Publisher relationships	5 years	710	402	308	710	367	343
Trade name	5 years	570	323	247	570	294	276

		$8,952	$7,276	$1,676	$8,952	$6,792	$2,160

The Company amortizes the intangible assets over the estimated useful lives noted above. Amortization of the developed technology and publisher relationships assets is on a straight-line basis as the pattern of consumption of the economic benefits of the intangible assets cannot be reliably determined. The Company also amortizes the trade name asset over its estimated useful life on a straight-line basis as the straight-line basis is not materially different than the pattern of consumption of economic benefit basis. Customer relationships are amortized over their useful life based on the pattern of consumption of economic benefit of the asset. Amortization commences once the asset has been placed in service. Amortization expense for intangible assets was $484 and $567 for the three months ended March 31, 2015 and 2014, respectively. Amortization relating to developed technology and publisher relationships is recorded within cost of revenue and amortization of customer relationships and trade name is recorded within sales and marketing expense. Future estimated amortization expense for intangible assets as of March 31, 2015 is as follows:

Remainder of 2015	$1,099
2016	470
2017	107

Total	$1,676

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

During the three months ended March 31, 2015, the Company repurchased 228,671 shares of its common stock at an average price of $39.36 per share. These shares were retired and returned to authorized but unissued shares and accounted for as a reduction to stockholders’ equity in the Company’s condensed consolidated balance sheet.

Stock-Based Compensation Expense

The Company grants stock-based awards under its existing 2011 Stock Incentive Plan and its 2007 Employee Stock Purchase Plan. The Company also has outstanding stock-based awards under its 1999 Stock Option/Stock Issuance Plan and 2012 Inducement Award Plan but is no longer granting awards under these plans. As of March 31, 2015, 1,740,896 shares of common stock are available for issuance under the 2011 Stock Incentive Plan. As of March 31, 2015, 312,026 shares of common stock are available for issuance to participating employees under the 2007 Employee Stock Purchase Plan. The Company applies the fair value recognition provisions for all stock-based awards granted or modified in accordance with authoritative guidance. Under this guidance the Company records compensation costs over the requisite service period of the award based on the grant-date fair value. The straight-line method is applied to all grants with service conditions, while the graded vesting method is applied to all grants with both service and performance conditions.

The Company recognized stock-based compensation expense on all awards in cost of revenue and operating expense categories as follows:

	Three months ended March 31,
	2015	2014
Cost of revenue	$499	$442
Research and development	867	1,020
Sales and marketing	1,191	1,032
General and administrative	1,747	1,420

	$4,304	$3,914

Additionally, the Company capitalized $68 and $50 of stock-based compensation related to the development of internal-use software for the three months ended March 31, 2015 and 2014, respectively.

5. Income Taxes

For the three months ended March 31, 2015 and 2014, the Company recorded income tax expense of $693 and $328, respectively. Income tax is related to federal, state, and to a lesser extent, foreign tax obligations. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions.

The Company’s estimated effective tax rate for 2015 and 2014, which has been applied to the Company’s income before income taxes for the three months ended March 31, 2015 and 2014, varies from the statutory rate primarily due to non-deductible stock-based compensation expense, that increases the effective tax rate, partially offset by state research and development credits that decrease the effective tax rate. The federal research and development credit has not yet been enacted for 2015 and had not yet been enacted in the first quarter of 2014 and therefore was not included in the Company’s estimated effective tax rate for either 2015 or 2014. The income tax expense for the first quarters of 2015 and 2014 was further reduced by the impact of disqualifying dispositions of incentive stock options during the periods.

The Company had net deferred tax assets of $6,443 at December 31, 2014, which did not change at March 31, 2015.

The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2015 or December 31, 2014. As of March 31, 2015 and December 31, 2014, the Company had no accrued interest or tax penalties recorded.

6. Accrued Expenses

	March 31, 2015	December 31, 2014
Payroll and payroll-related	$5,627	$4,430
Licensed software and maintenance	1,197	1,197
Marketing programs	1,968	490
Other accrued expenses	5,643	6,113

	$14,435	$12,230

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

At March 31, 2015 and December 31, 2014, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $52 as of March 31, 2015, of which $13 was included in prepaid expenses and other current assets and $39 was included in other assets. The accrued rent balance was $4,268 as of March 31, 2015, of which $705 was included in accrued expenses and $3,563 was included in other long-term liabilities. The prepaid rent balance was $51 at December 31, 2014, of which $3 was included in prepaid expenses and other current assets and $48 was included in other assets. The accrued rent balance was $4,232 at December 31, 2014, of which $577 was included in accrued expenses and $3,655 was included in other long-term liabilities.

As of March 31, 2015, future minimum lease payments under non-cancelable office leases are as follows:

Remainder of 2015	$7,176
2016	10,061
2017	10,005
2018	9,604
2019	8,492
Thereafter	22,462

67,800
Less: Sublease income	628

$67,172

Total rent expense under office leases was $2,409 and $2,320 for the three months ended March 31, 2015 and 2014, respectively. Total rent expense for the three months ended March 31, 2015 is net of sublease income of $47.

Third-Party Hosting Agreements

The Company has agreements with two affiliated vendors to provide specialized space and equipment and related services from which the Company hosts its software applications. Payment escalations and rent holidays specified in these agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. As of March 31, 2015 and December 31, 2014, the Company had both prepaid rent and accrued rent balances related to these agreements. As of March 31, 2015, the Company had prepaid rent of $429, of which $277 was included in prepaid expenses and other current assets and $152 was included in other assets. Of the accrued rent balance of $166, $47 was included in accrued expenses and $119 was included in other long-term liabilities. At December 31, 2014, the Company had prepaid rent of $501, of which $295 was included in prepaid expenses and other current assets and $206 was included in other assets. The accrued rent balance was $172 of which $38 was included in accrued expense and other current liabilities and $134 was included in other long-term liabilities.

The agreements include payment commitments that expire at various dates through 2017. As of March 31, 2015, future minimum payments under the agreements are as follows:

Remainder of 2015	$2,958
2016	4,049
2017	775

Total	$7,782

Total rent expense under hosting agreements was $1,105 and $1,063 for the three months ended March 31, 2015 and 2014, respectively.

Vendor Commitments

As of March 31, 2015, the Company had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling $27,901 related to marketing programs and other non-marketing goods and services to be delivered principally during 2015.

Letters of Credit and Restricted Cash

As of March 31, 2015 and December 31, 2014, the Company maintained a letter of credit totaling $1,300 for the benefit of the landlord of the Lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $1,300 as of March 31, 2015 and December 31, 2014 to secure the letter of credit. These amounts were classified as restricted cash in the balance sheet at March 31, 2015 and December 31, 2014.

Indemnification Obligations

The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of March 31, 2015, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

Legal Matters

In September 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited (collectively, “RPost”) filed a complaint in the United States District Court for the Eastern District of Texas that named the Company as a defendant in a lawsuit. The complaint alleged that certain elements of the Company’s email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. In February 2013, RPost amended its complaint to name five of the Company’s marketing partners as defendants. Under the Company’s contractual agreements with these marketing partners, the Company is obligated to indemnify them for claims related to patent infringement. The Company filed a motion to sever and stay the claims against its partners and multiple motions to dismiss the claims against the Company. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy court actions involving RPost, to which the Company is not a party. The stay was extended by agreement of the parties in December 2014. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, the Company believes that it has meritorious defenses to any claim of infringement and intends to defend itself vigorously.

In March 2013, CreateAds LLC (“CreateAds”) filed a complaint in the United States District Court for the District of Delaware that named the Company as a defendant in a lawsuit. The complaint, which was served on the Company on March 8, 2013, alleged that certain elements of the Company’s email marketing technology infringe a patent held by CreateAds. CreateAds seeks an award for damages in an unspecified amount and injunctive relief. In February 2014, the case was stayed pending a decision by the United States Supreme Court in the appeal of a patent case with issues very similar to the ones pending in the Company’s motion to dismiss. Following the Supreme Court’s decision in June 2014, the Company filed a motion for summary judgment seeking to invalidate the patent for lack of patent-eligible subject matter. By agreement of the parties, the case was dismissed with prejudice as to the claims raised by CreateAds in February 2015.

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

8. 401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company elected to make matching contributions for the plan years ending December 31, 2015 and 2014 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s compensation.

Through March 31, 2015 and 2014, the Company made matching contributions of $1,068 and $863 for the plan years ended December 31, 2015 and 2014, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 25, 2015. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations that are not statements of historical fact. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

We have grown rapidly since launching our first on-demand product in 2000. As of March 31, 2015, we had approximately 645,000 unique paying customers and had revenue of $90.4 million. Unique customers are rounded to the nearest 5,000 and we define unique customers as customers of all of our products and services, inclusive of both subscription and transaction-based products. Transactional customers are included in the customer count for the period if they transacted within the prior 12-month period. A customer of multiple products and services is counted as one unique customer.

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

In July 2014, we announced a stock repurchase program. Under the repurchase program, we are authorized to repurchase up to $30 million of our common stock through July 31, 2015. Stock may be repurchased from time to time in the open market, which may include the use of 10b5-1 trading plans, or in privately negotiated transactions in accordance with applicable securities and stock exchange rules. During the three months ended March 31, 2015, we repurchased 228,671 shares of common stock at an average price of $39.36 per share.

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

•	Our long term strategy is substantially dependent on our ability to continue to generate interest in our existing products and to enhance, expand and integrate our product offerings to serve the online marketing needs of small businesses, associations and non-profits. If we fail, our financial results could be adversely impacted.

•	In April 2014, we formally launched Constant Contact Toolkit, our bundled product offering that allows our customers to have access to multiple products for one monthly fee. Our efforts to offer product bundles may not result in significant revenue growth, may negatively impact trialer conversion rates, may be confusing to our customers, may result in higher customer attrition and may disrupt existing product offerings, which still account for a significant majority of our revenue, any of which may harm our financial performance and impede our long-term growth strategy.

•	Over the last several months, we have experienced higher than normal credit card failure rates as we seek to charge our customer accounts. We believe that this is occurring because credit card issuers have issued a significant number of new credit cards as a result of the highly-publicized data breaches that have impacted national retailers and financial institutions and new policies that will eventually require card issuers to replace existing credit cards with chip-enabled credit cards. While we are taking various actions to address this issue, this trend has negatively impacted our business and may continue to do so in the future.

•	The risk of a data security breach or service disruption caused by computer hackers and cyber criminals has increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our systems have been, and may in the future be, the target of various forms of cyber attacks. While we make significant efforts to maintain the security and integrity of our systems, our cybersecurity measures and the cybersecurity measures taken by our third-party hosting facilities may be unable to anticipate, detect or prevent all attempts to compromise our systems. Any security breach, whether successful or not, could harm our reputation, subject us to lawsuits and other potential liabilities and ultimately could result in the loss of customers and loss of revenue.

•	We believe that given the size of our potential market and the relatively low barriers to entry, competition may increase. Increased competition could result from existing competitors, existing competitors that have been acquired by larger enterprises or new competitors that enter the market because of the potential opportunity. We intend to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our significant accounting policies, which are described in the notes to the condensed consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, the following accounting policies involve the most judgment and complexity:

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

There have been no material changes in our critical accounting policies since December 31, 2014. For further information, please see the discussion of critical accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Sources of Revenue

We derive our revenue principally from subscription fees from our customers. Our revenue is driven primarily by the number of paying customers and the subscription fees for our products and is not concentrated within any one customer or group of customers. We generally do not require our customers to commit to a contractual term; however, our customers are required to prepay for subscriptions on a monthly, semi-annual, or annual basis by providing a credit card or bank check. Fees are recorded initially as deferred revenue and then recognized as revenue on a daily basis over the prepaid subscription period. We also generate a small amount of revenue from ancillary services related to our products, which primarily consist of custom services and training, and a small amount of revenue from transactional fee-based products and services offerings.

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

Research and Development. Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on improving ease-of-use, functionality and technological scalability of our existing products as well as on the development of new product offerings. We primarily expense research and development costs. However, direct development costs related to software enhancements that add functionality are capitalized and amortized over their useful life. Over the shorter term, we expect that research and development expenses will increase in absolute dollars but remain generally flat as a percentage of revenue. Over the longer term, we expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue as we expect to grow our revenue at a faster rate.

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

Results of Operations

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

Revenue

	Three Months Ended March 31,
	2015	2014	Change
	(Dollars in thousands)
Revenue	$90,417	$78,874	15%

Revenue increased by $11.5 million from 2014 to 2015. The increase resulted primarily from an approximately 7% increase in the number of average monthly customers and an approximately 8% increase in average revenue per customer. The increase in average revenue per customer was primarily due to new packaging and pricing plans rolled out to a subset of our customers and to revenue from our SinglePlatform product. We expect our average revenue per customer to increase over time.

Cost of Revenue

	Three Months Ended March 31,
	2015	2014	Change
	(Dollars in thousands)
Cost of revenue	$24,431	$21,727	12%
Percent of revenue	27%	28%

Cost of revenue increased by $2.7 million from 2014 to 2015. The increase in absolute dollars resulted primarily from an increase in personnel costs in our operations group of $751,000, which is responsible for managing our technology infrastructure and an increase in customer support personnel costs of $714,000 to support our customer growth. Cost of revenue also increased by $799,000 as a result of costs associated with customer loyalty and incentive programs. Merchant card fees increased by $293,000 due to the higher volume of billing transactions.

Research and Development

	Three Months Ended March 31,
	2015	2014	Change
	(Dollars in thousands)
Research and development	$13,825	$13,074	6%
Percent of revenue	15%	17%

Research and development expenses increased by $751,000 from 2014 to 2015. The increase in absolute dollars was due primarily to additional personnel-related costs of $499,000 as a result of our continued hiring of research and development employees to further develop and enhance our products.

Sales and Marketing

	Three Months Ended March 31,
	2015	2014	Change
	(Dollars in thousands)
Sales and marketing	$36,068	$32,800	10%
Percent of revenue	40%	42%

Sales and marketing expenses increased by $3.3 million from 2014 to 2015. The increase in absolute dollars was largely due to personnel-related costs of $1.9 million and consulting costs of $198,000. Advertising and promotional expenditures also increased by $620,000 and partner referral fees increased by $203,000.

General and Administrative

	Three Months Ended March 31,
	2015	2014	Change
	(Dollars in thousands)
General and administrative	$11,793	$10,120	17%
Percent of revenue	13%	13%

General and administrative expenses increased by $1.7 million from 2014 to 2015. The increase in absolute dollars was primarily due to additional personnel costs of $927,000 as a result of increasing the number of general and administrative employees to support our overall growth and additional consulting costs of $701,000.

Interest and other income (expense), net

	Three Months Ended March 31,
	2015	2014	Change
	(Dollars in thousands)
Interest and other income (expense), net	$(57)	$23	(348)%

Interest and other income (expense), net decreased by $80,000 from a net other income in 2014 to a net other expense in 2015 due primarily to an increase in foreign currency transaction expense, partially offset by a slight increase in interest income.

Income Taxes

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Income tax expense	$693	$328
Percent of income before income taxes	16%	28%

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions.

Our estimated effective tax rate for 2015 and 2014, which has been applied to our income before income taxes for the three months ended March 31, 2015 and 2014, varies from the statutory rate primarily due to non-deductible stock-based compensation expense that increases the effective tax rate, partially offset by state research and development credits that decrease the effective tax rate. The federal research and development credit has not yet been enacted for 2015 and had not yet been enacted in the first quarter of 2014 for 2014 and therefore was not included in our estimated effective tax rate for either 2015 or 2014. The income tax expense for the first quarter of 2015 and 2014 was further reduced by the impact of disqualifying dispositions of incentive stock options during the periods.

Liquidity and Capital Resources

During the first quarter of 2015 and 2014, we funded our operations with cash flows generated from operations. At March 31, 2015, our principal sources of liquidity were cash and cash equivalents and marketable securities of $179 million.

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash provided by operating activities	$20,221	$11,091
Cash used in investing activities	$(3,014)	$(9,027)
Cash provided by financing activities	$1,576	$2,516

Net cash provided by operating activities

During the three months ended March 31, 2015, operating activities provided $20.2 million of cash. The cash flow provided by operating activities primarily resulted from our net income of $3.6 million, our net non-cash charges of $9.3 million and cash provided by changes in our operating assets and liabilities of $7.8 million. These amounts were partially offset by cash used to pay taxes for net settlement of equity awards of $373,000. Our net non-cash charges in the first quarter of 2015 primarily consisted of $6.1 million of depreciation and amortization of our long-lived assets and $4.3 million of stock-based compensation. Cash provided from changes in our operating assets and liabilities during the three months ended March 31, 2015 consisted primarily of a $5.0 million increase in accounts payable and accrued expenses and a $2.3 million increase in deferred revenue.

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

Net cash used in investing activities

Net cash used in investing activities was $3.0 million in the three months ended March 31, 2015 as compared to $9.0 million in the three months ended March 31, 2014. Net cash used in investing activities in 2015 consisted primarily of cash paid to purchase property and equipment of $5.3 million, partially offset by cash provided by the net settlements of marketable securities of $2.2 million. Net settlements of marketable securities generated cash as a result of the proceeds from the maturities of marketable securities being greater than the cash used to purchase marketable securities. Net cash used in investing activities in 2014 consisted primarily of cash paid to purchase property and equipment of $5.9 million and the net settlements of marketable securities of $3.1 million. Net settlements of marketable securities used cash as a result of the cash used to purchase marketable securities being greater than the proceeds from the maturities of marketable securities.

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

Net cash provided by financing activities

Net cash provided by financing activities was $1.6 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively. Net cash provided by financing activities consisted primarily of proceeds from stock issued pursuant to the exercise of stock options and from the income tax benefit related to the exercise of stock options. Additionally, in the first quarter of 2015, we used $9.0 million to repurchase our common stock under a stock repurchase program initiated in the second quarter of 2014.

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

As of March 31, 2015, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $27.9 million relating to marketing programs and other non-marketing related goods and services.

The following table summarizes our contractual obligations at March 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Office lease obligations	$67,800	$9,671	$19,989	$17,720	$20,420
Third-party hosting agreements	7,782	3,966	3,816	—	—
Vendor commitments	27,901	25,484	1,611	806	—

Total	$103,483	$39,121	$25,416	$18,526	$20,420

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

In August 2014, the FASB issued new guidance, Presentation of Financial Statements — Going Concern. The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The guidance will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements.

In April 2015, the FASB issued new guidance, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The guidance clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under. The guidance will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not believe the guidance will have a material impact on our consolidated financial statements

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

Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $179 million at March 31, 2015, which consisted of cash, government securities, corporate and agency bonds, commercial paper and money market instruments. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In September 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the United States District Court for the Eastern District of Texas that named us as a defendant in a lawsuit. The complaint alleged that certain elements of our email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. In February 2013, RPost amended its complaint to name five of our marketing partners as defendants. Under our contractual agreements with these marketing partners, we are obligated to indemnify them for claims related to patent infringement. We filed a motion to sever and stay the claims against our partners and multiple motions to dismiss the claims against us. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy actions involving RPost, to which we are not a party. The stay was extended by agreement of the parties in December 2014. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, we believe we have meritorious defenses to any claim of infringement and intend to defend the lawsuit vigorously.

In March 2013, CreateAds LLC, or CreateAds, filed a complaint in the United States District Court for the District of Delaware that named us as a defendant in a lawsuit. The complaint alleged that certain elements of our email marketing technology infringe a patent held by CreateAds. CreateAds seeks an award for damages in an unspecified amount and injunctive relief. In February 2014, the case was stayed pending a decision by the United States Supreme Court in the appeal of a patent case with issues very similar to the ones pending in our motion to dismiss. Following the Supreme Court’s decision in June 2014, we filed a motion for summary judgment seeking to invalidate the patent for lack of patent-eligible subject matter. By agreement of the parties, the case was dismissed with prejudice as to the claims raised by CreateAds in February 2015.

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

Our future success also depends on retaining our current customers at acceptable retention levels. As our customer base continues to grow, even if our customer retention rates remain the same on a percentage basis, the absolute number of customers we lose each month will increase. We must continually add new customers to replace customers whose accounts are cancelled or terminated, which may involve significantly higher marketing expenditures than we currently anticipate and may result in new customers who pay us less on a monthly basis than terminating customers. If the cost of our marketing initiatives were to significantly increase or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain existing customers on a cost-effective basis and, as a result, our business and results of operations would be affected adversely.

Beginning in April 2014, we formally launched Constant Contact Toolkit, our integrated online marketing platform. We have relatively little experience selling an integrated product and currently, we are generally not offering the product to all of our prospects. To the extent that offering this integrated platform leads to a decline in the number of customers or a decline in revenue, or negatively impacts our existing customers or our existing products, which still account for a significant majority of our revenue, or results in higher customer attrition, or causes our executives and employees to have to expend time and resources to support two different offerings, our business and results of operations may be affected adversely.

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

We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the United States Federal Trade Commission and state and local agencies. The United States and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information of individuals, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies, and other legal obligations may apply to our collection, distribution, use, security or storage of personally identifiable information or other data relating to individuals. In addition, the federal government and many states, including Massachusetts, have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These obligations may be interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. Any failure or perceived failure by us to comply with United States, European Union or other foreign privacy or security laws, policies, industry standards or legal obligations or any security incident that results in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other customer data may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations could impair our ability to collect or use information that we utilize to provide targeted advertising to our customers, thereby impairing our ability to maintain and grow our total customers and increase revenue. Future restrictions on the collection, use, sharing or disclosure of our customers’ data or additional requirements for express or implied consent of customers for the use and disclosure of such information limit our ability to develop new products and features.

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

Our principal email marketing competitors include providers of email marketing products for small to medium size businesses such as AWeber Systems, Inc., iContact Corporation, a subsidiary of Cision, Inc., Protus, a subsidiary of j2 Global, Inc. (Campaigner ®), The Rocket Science Group LLC (MailChimp ®), VerticalResponse, Inc., a subsidiary of Deluxe Corporation, Cimpress N.V. (VistaPrint ®) and GoDaddy Inc. These vendors typically charge a low monthly fee or a low fee per number of emails sent and, in some cases, they have a free offering. Competition could result in reduced sales, reduced margins or the failure of our email marketing product to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, there are a number of other vendors that are focused on providing email marketing products for larger organizations, including Alterian, a subsidiary of SDL, plc, CheetahMail, Inc., a subsidiary of Experian Group Limited, ExactTarget, Inc., a subsidiary of Salesforce.com, Inc., Responsys Inc. and Eloqua Limited, subsidiaries of Oracle Corporation, Silverpop, an IBM Company, and StrongMail Systems, Inc. While we do not compete in a significant way with vendors of email marketing products serving larger customers, we may compete with these providers in the future. Finally, our email marketing product experiences some competition from ISPs, web hosting companies, advertising and direct marketing agencies and other large established businesses, possessing large, existing customer bases, substantial financial resources and established distribution channels. If these companies decide to further invest in and develop, market or resell competitive email marketing products, acquire one of our larger competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed.

Our other products also face intense competition. EventSpot, our event marketing product, competes with offerings by Eventbrite, Inc., Evite, LLC, a wholly-owned, operating business of IAC/InterActiveCorp, Regonline, a division of Lanyon Solutions Inc., and Cvent, Inc. Our Social Campaigns product competes with offerings by Offerpop Corporation and Pagemodo, a subsidiary of Cimpress N.V. Our survey product competes with similar offerings by Surveymonkey.com Corporation and Widgix, LLC doing business as SurveyGizmo®. Our SaveLocal product competes with offerings by Groupon, Inc., LivingSocial, Inc., Amazon Local ™ and Googleoffers ™. Our SinglePlatform product competes with offerings by Yext, Inc. and Locu Inc., a subsidiary of GoDaddy.com, LLC. In addition, our bundled product offerings, including Toolkit, could face competition from new competitors who are different from the companies we currently compete with on our individual products.

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

Internet Service Providers, or ISPs, can block emails from reaching the intended recipients. While we continually improve our own technology and work closely with ISPs to maintain our deliverability rates, the implementation of new or more restrictive policies by ISPs may make it more difficult to deliver our customers’ emails. In addition, some ISPs have started to categorize as “promotional” emails that originate from email service providers and, as a result, direct them to an alternate or “tabbed” section of the recipient’s inbox. If ISPs materially limit or halt the delivery of our customers’ emails, or if we fail to deliver our customers’ emails in a manner compatible with ISPs’ email handling or authentication technologies or other policies, or if the open rates of our customers’ emails are negatively impacted by the actions of ISPs to categorize emails, then customers may question the effectiveness of our products and cancel their accounts. This, in turn, could harm our business and financial performance.

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

We offer our products across a variety of operating systems and through the Internet. Historically, we designed our products for use on a desktop or laptop computer; however, mobile devices, such as smartphones and tablets, are increasingly being used as the primary means for accessing the Internet. We are dependent on the interoperability of our products with third-party mobile devices and mobile operating systems, as well as web browsers that we do not control. Any changes in such devices, systems or web browsers that degrade the functionality of our products could adversely affect usage of our products. In addition, because a growing number of our customers access our products through mobile devices, we are dependent on the interoperability of our products with mobile devices and operating systems. Improving mobile functionality is an integral component of our product development plans. In the event that our customers, or the intended recipients of our customers’ marketing campaigns, have difficulty accessing and using our products on mobile devices, our customer growth, business and operating results could be adversely affected.

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

Our SinglePlatform customers, including our SingleAPI merchants, provide us with current information about their business and offerings that we, in turn, provide to our network of electronic publishers, including but not limited to Yelp®, foursquare®, YP.com and Urbanspoon®. The success of the SinglePlatform and SingleAPI offerings depend, in part, on our ability to provide these publishers and their consumers with the information and access to the services or products they seek, which in turn depends on the quantity and quality of the content and services provided by these customers. For example, we may be unable to provide these publishers and their consumers with the information they seek if our customers do not contribute content or services that are helpful, reliable and up-to-date, or if they remove content they previously submitted. If our SinglePlatform products do not provide content that is helpful, reliable and up-to-date or access to services that end users are interested in using, our ability to maintain our current network of electronic publishers and sign up new publishers could be harmed. If we are unable to provide our electronic publishers and their consumers with the information or services they seek, or if they can find equivalent content or services on other platforms, they may stop or reduce their use of our product, which could negatively impact our ability to retain existing customers and obtain new customers and merchants and our business would be harmed.

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

From time to time, we may be subject to various claims and lawsuits by partners, customers, or other parties arising in the ordinary course of business, including lawsuits alleging patent infringement. We are currently a party to the actions that are described in Part II, Item 1 “Legal Proceedings”, included elsewhere in this Quarterly Report on Form 10-Q. These matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, the results of any of these actions may have a material adverse effect on our results of operations, financial condition and cash flows.

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

Our failure to limit fraudulent transactions conducted on our websites, such as through the use of stolen credit card numbers, could also subject us to liability. Under credit card association rules, penalties may be imposed at the discretion of the association for inadequate fraud protection. Any such potential penalties would be imposed on our credit card processor by the association. Under our contracts with our payment processors, we are required to reimburse our processors for such penalties. However, we face the risk that we may fail to maintain an adequate level of fraud protection and that one or more credit card associations or other processors may, at any time, assess penalties against us or terminate our ability to accept credit card payments or other forms of online payments from customers, which would have a material adverse effect on our relationship with our customers, business, financial condition and operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our repurchases of our common stock during the three month period ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31, 2015	19,801	$37.50	19,801	$12,897,078
February 1 to February 28, 2015	39,945	41.41	39,945	11,242,862
March 1 to March 31, 2015	168,925	39.09	168,925	4,639,835

Total	228,671	$39.36	228,671	$4,639,835

(1)	Includes commissions, markups and expenses.
(2)	In July 2014, our board of directors approved the repurchase of up to $30 million of our common stock through July 31, 2015. Repurchased shares are retired and resume the status of authorized but unissued shares of common stock.

Item 6.	Exhibits

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

CONSTANT CONTACT, INC.

Date: May 6, 2015	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2015	By:	/s/ Harpreet S. Grewal
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