Form 10-Q
period 2015-06-30
Constant Contact, Inc.
filed 2015-07-29
CIK 1405277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 27, 2015, there were 32,188,446 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information

Item 1.	Financial Statements

Constant Contact, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$123,838	$104,301
Marketable securities	56,861	58,321
Accounts receivable, net of allowance for doubtful accounts	358	265
Prepaid expenses and other current assets	12,869	10,723

Total current assets	193,926	173,610
Property and equipment, net	48,440	43,739
Restricted cash	1,300	1,300
Goodwill	95,505	95,505
Acquired intangible assets, net	1,249	2,160
Deferred taxes	6,271	4,658
Other assets	2,563	1,893

Total assets	$349,254	$322,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,974	$4,703
Accrued expenses	14,563	12,230
Deferred revenue	40,092	37,838

Total current liabilities	64,629	54,771
Other long-term liabilities	3,895	3,783

Total liabilities	68,524	58,554

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 32,196,054 and 31,908,622 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	322	319
Additional paid-in capital	258,617	249,599
Accumulated other comprehensive income (loss)	12	(10)
Retained earnings	21,779	14,403

Total stockholders’ equity	280,730	264,311

Total liabilities and stockholders’ equity	$349,254	$322,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Revenue	$91,531	$81,256	$181,948	$160,130
Cost of revenue	24,462	22,100	48,893	43,827

Gross profit	67,069	59,156	133,055	116,303

Operating expenses
Research and development	14,129	12,850	27,954	25,924
Sales and marketing	35,440	33,113	71,508	65,913
General and administrative	11,452	10,186	23,245	20,306

Total operating expenses	61,021	56,149	122,707	112,143

Income from operations	6,048	3,007	10,348	4,160
Interest income and other income (expense), net	168	25	111	48

Income before income taxes	6,216	3,032	10,459	4,208
Income tax expense	(2,390)	(1,011)	(3,083)	(1,339)

Net income	$3,826	$2,021	$7,376	$2,869

Net income per share:
Basic	$0.12	$0.06	$0.23	$0.09

Diluted	$0.11	$0.06	$0.22	$0.09

Weighted average shares outstanding used in computing per share amounts:
Basic	32,132	31,484	32,112	31,387

Diluted	33,290	32,620	33,473	32,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net income	$3,826	$2,021	$7,376	$2,869

Other comprehensive income:
Net unrealized gains (losses) on marketable securities, net of tax	(7)	6	18	3
Reclassification adjustment for realized gains on marketable securities included in net income	—	(1)	—	(1)
Translation adjustment	13	3	4	4

Total other comprehensive income	6	8	22	6

Comprehensive income	$3,832	$2,029	$7,398	$2,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash flows from operating activities
Net income	$7,376	$2,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,215	11,807
Amortization of premium on investments	217	107
Stock-based compensation expense	8,926	8,324
Provision for bad debts	3	10
Gain on sales of marketable securities	—	(1)
Deferred income taxes	(1,566)	—
Income tax benefit from the exercise of stock options	(2,910)	(605)
Taxes paid related to net share settlement of restricted stock units	(1,257)	(1,841)
Changes in operating assets and liabilities:
Accounts receivable	(96)	13
Prepaid expenses and other current assets	686	(1,224)
Other assets	(670)	185
Accounts payable	4,860	685
Accrued expenses	2,663	814
Deferred revenue	2,254	1,401
Other long-term liabilities	112	416

Net cash provided by operating activities	32,813	22,960

Cash flows from investing activities
Purchases of marketable securities	(26,106)	(25,759)
Proceeds from maturities of marketable securities	27,362	13,265
Proceeds from sales of marketable securities	—	633
Acquisition of property and equipment, including costs capitalized for development of internal use software	(15,781)	(14,055)

Net cash used in investing activities	(14,525)	(25,916)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to the exercise of stock options	10,912	6,616
Income tax benefit from the exercise of stock options	2,910	605
Proceeds from issuance of common stock pursuant to employee stock purchase plan	1,063	831
Repurchase of common stock	(13,640)	—

Net cash provided by financing activities	1,245	8,052

Effects of exchange rates on cash and cash equivalents	4	4

Net increase in cash and cash equivalents	19,537	5,100
Cash and cash equivalents, beginning of period	104,301	82,478

Cash and cash equivalents, end of period	$123,838	$87,578

Supplemental disclosure of noncash investing and financing activities:
Capitalization of stock-based compensation	$144	$100
Acquisition of property and equipment included in accounts payable and accrued expenses	$2,003	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and per share amounts)

1. Nature of the Business

Constant Contact, Inc. (the “Company”) was incorporated as a Massachusetts corporation in 1995 and was reincorporated in the State of Delaware in 2000. The Company is a leading provider of online marketing tools that are designed for small organizations, including small businesses, associations and non-profits. The Company seeks to help customers succeed by creating and growing their customer and member relationships through easy-to-use products combined with education, support, KnowHow® and coaching. In April 2014, the Company formally launched Toolkit™, an online marketing platform that simplifies small business marketing by bringing together the tools needed to drive repeat customers and reach new ones. The Company also offers a suite of online marketing tools, including Email Marketing, EventSpot®, Social Campaigns™, SaveLocal™, SinglePlatform and Survey, that enables customers to launch and monitor marketing campaigns across multiple channels, including email, social media, events, local deals, online listings and surveys. These products are marketed and sold directly by the Company and through a wide variety of partners primarily in the United States of America.

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

The condensed consolidated balance sheet at December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2015 and consolidated results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014, have been made. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015.

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

At June 30, 2015, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury Notes	$7,805	$4	$—	$7,809
Corporate and Agency Bonds	49,051	11	(10)	49,052

Total	$56,856	$15	$(10)	$56,861

At June 30, 2015, marketable securities consisted of investments that mature within one year with the exception of securities with a fair value of $18,317, which have maturities within two years.

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

The following tables present the Company’s fair value hierarchy for its investments, which are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements at June 30, 2015 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$7,363	$—	$—	$7,363
United States Treasury Notes	7,809	—	—	7,809
Corporate and Agency Bonds	—	49,052	—	49,052

Total	$15,172	$49,052	$—	$64,224

	Fair Value Measurements at December 31, 2014 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$5,885	$—	$—	$5,885
United States Treasury Notes	20,006	—	—	20,006
Corporate and Agency Bonds	—	37,316	—	37,316
Commercial Paper	—	999	—	999

Total	$25,891	$38,315	$—	$64,206

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

The following is a summary of the shares used in computing diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Weighted average shares used in calculating basic net income per share	32,132	31,484	32,112	31,387
Stock options	1,026	1,002	1,210	1,016
Warrants	—	1	—	1
Restricted stock units	132	133	151	128

Shares used in computing diluted net income per share	33,290	32,620	33,473	32,532

The following common stock equivalents were excluded from the computation of diluted net income per share because they had an anti-dilutive impact as the proceeds under the treasury stock method were in excess of the average fair market value for the period:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Options to purchase common stock	598	1,488	435	1,261
Restricted stock units	373	276	227	272

Total	971	1,764	662	1,533

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new guidance, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB voted to defer the effective date of the new guidance to December 15, 2017 for interim and annual reporting periods beginning after that date and to permit early adoption of the standard, but not before the original effective date of December 15, 2016. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

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

3. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $95,505 at June 30, 2015 and December 31, 2014. Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired.

Intangible assets consist of the following:

	Estimated Useful Life	June 30, 2015			December 31, 2014
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 years	$4,357	$3,907	$450	$4,357	$3,465	$892
Customer relationships	3.75 years	3,315	3,007	308	3,315	2,666	649
Publisher relationships	5 years	710	438	272	710	367	343
Trade name	5 years	570	351	219	570	294	276

		$8,952	$7,703	$1,249	$8,952	$6,792	$2,160

The Company amortizes intangible assets over the estimated useful lives noted above. Amortization of developed technology and publisher relationships assets is on a straight-line basis as the pattern of consumption of the economic benefits of the intangible assets cannot be reliably determined. The Company also amortizes the trade name asset over its estimated useful life on a straight-line basis as the straight-line basis is not materially different than the pattern of consumption of economic benefit basis. Customer relationships are amortized over their useful life based on the pattern of consumption of economic benefit of the asset. Amortization commences once the asset has been placed in service. Amortization expense for intangible assets was $427 and $554 for the three months ended June 30, 2015 and 2014, respectively, and $911 and $1,121 for the six months ended June 30, 2015 and 2014, respectively. Amortization relating to developed technology and publisher relationships is recorded within cost of revenue and amortization of customer relationships and trade name is recorded within sales and marketing expense. Future estimated amortization expense for intangible assets as of June 30, 2015 is as follows:

Remainder of 2015	$672
2016	470
2017	107

Total	$1,249

4. Stockholders’ Equity and Stock-Based Compensation

Stock Repurchase Program

In the second quarter of 2014, the Board of Directors authorized the repurchase of up to $30,000 of its common stock through July 31, 2015. Under the authorization, the Company could repurchase shares in the open market, which included the use of 10b5-1 trading plans, or through privately negotiated transactions. The timing and amount of repurchases depended upon several factors, including market and business conditions. The Company funded repurchases from its cash and cash equivalents. During the three months ended June 30, 2015, the Company repurchased 156,120 shares at an average price of $29.72 per share. These shares were retired and accounted for as a reduction to stockholders’ equity in the Company’s condensed consolidated balance sheet. As of June 30, 2015, this stock repurchase program has ended.

In the second quarter of 2015, the Board of Directors authorized the additional repurchase of up to $50,000 of the Company’s common stock through July 1, 2016. Under the authorization, the Company can repurchase shares in the open market, which may include the use of 10b5-1 trading plans, or through privately negotiated transactions. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions. Share repurchases may be suspended or discontinued at any time. The Company intends to fund repurchases from its cash and cash equivalents. No shares have been repurchased under this program as of June 30, 2015.

Stock-Based Compensation Expense

The Company grants stock-based awards under its existing 2011 Stock Incentive Plan and its 2007 Employee Stock Purchase Plan. The Company also has outstanding stock-based awards under its 1999 Stock Option/Stock Issuance Plan, its 2007 Stock Incentive Plan and its 2012 Inducement Award Plan but is no longer granting awards under these plans. As of June 30, 2015, 1,220,997 shares of common stock are available for issuance under the 2011 Stock Incentive Plan. As of June 30, 2015, 268,549 shares of common stock are available for issuance to participating employees under the 2007 Employee Stock Purchase Plan. The Company applies the fair value recognition provisions for all stock-based awards granted or modified in accordance with authoritative guidance. Under this guidance the Company records compensation costs over the requisite service period of the award based on the grant-date fair value. The straight-line method is applied to all grants with service conditions, while the graded vesting method is applied to all grants with both service and performance conditions.

The Company recognized stock-based compensation expense on all awards in cost of revenue and operating expense categories as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cost of revenue	$558	$506	$1,057	$948
Research and development	909	783	1,776	1,803
Sales and marketing	1,368	1,578	2,559	2,610
General and administrative	1,787	1,543	3,534	2,963

	$4,622	$4,410	$8,926	$8,324

Additionally, the Company capitalized $76 and $50 of stock-based compensation related to the development of internal-use software for the three months ended June 30, 2015 and 2014, respectively, and $144 and $100 of stock-based compensation related to the development of internal-use software for the six months ended June 30, 2015 and 2014, respectively.

5. Income Taxes

For the three and six months ended June 30, 2015 and 2014, the Company recorded income tax expense related to federal, state, and to a lesser extent, foreign tax obligations. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions.

The Company’s estimated effective tax rate for 2015 and 2014, which has been applied to the Company’s income before income taxes for the three and six months ended June 30, 2015 and 2014, varies from the statutory rate primarily due to state taxes and non-deductible stock-based compensation expense, that increases the effective tax rate, partially offset by state research and development credits that decrease the effective tax rate. The federal research and development credit has not yet been enacted for 2015 and had not yet been enacted in the first half of 2014 and therefore was not included in the Company’s estimated effective tax rate for either 2015 or 2014. The income tax expense for 2015 and 2014 was further reduced by the impact of disqualifying dispositions of incentive stock options during the periods.

The Company had net deferred tax assets of $6,443 at December 31, 2014, which increased to $8,009 at June 30, 2015.

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2015 or December 31, 2014. As of June 30, 2015 and December 31, 2014, the Company had no accrued interest or tax penalties recorded.

6. Accrued Expenses

	June 30, 2015	December 31, 2014
Payroll and payroll-related	$4,623	$4,430
Licensed software and maintenance	1,197	1,197
Marketing programs	2,102	490
Other accrued expenses	6,641	6,113

	$14,563	$12,230

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

At June 30, 2015 and December 31, 2014, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $49 as of June 30, 2015, of which $14 was included in prepaid expenses and other current assets and $35 was included in other assets. The accrued rent balance was $4,568 as of June 30, 2015, of which $777 was included in accrued expenses and $3,791 was included in other long-term liabilities. The prepaid rent balance was $51 at December 31, 2014, of which $3 was included in prepaid expenses and other current assets and $48 was included in other assets. The accrued rent balance was $4,232 at December 31, 2014, of which $577 was included in accrued expenses and $3,655 was included in other long-term liabilities.

As of June 30, 2015, future minimum lease payments under non-cancelable office leases are as follows:

Remainder of 2015	$4,724
2016	9,913
2017	9,798
2018	9,396
2019	8,284
Thereafter	21,891

64,006
Less: Sublease income	573

$63,433

Total rent expense under office leases was $2,337 and $2,262 for the three months ended June 30, 2015 and 2014, respectively, and $4,746 and $4,582 for the six months ended June 30, 2015 and 2014, respectively. Total rent expense for the three and six months ended June 30, 2015 is net of sublease income of $47 and $94, respectively.

Third-Party Hosting Agreements

The Company has agreements with two affiliated vendors to provide specialized space and equipment and related services from which the Company hosts its software applications. Payment escalations and rent holidays specified in these agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. As of June 30, 2015 and December 31, 2014, the Company had both prepaid rent and accrued rent balances related to these agreements. As of June 30, 2015, the Company had prepaid rent of $357, of which $250 was included in prepaid expenses and other current assets and $107 was included in other assets. Of the accrued rent balance of $160, $57 was included in accrued expenses and $103 was included in other long-term liabilities. At December 31, 2014, the Company had prepaid rent of $501, of which $295 was included in prepaid expenses and other current assets and $206 was included in other assets. The accrued rent balance was $172 of which $38 was included in accrued expense and other current liabilities and $134 was included in other long-term liabilities.

The agreements include payment commitments that expire at various dates through 2017. As of June 30, 2015, future minimum payments under the agreements are as follows:

Remainder of 2015	$1,978
2016	4,049
2017	775

Total	$6,802

Total rent expense under hosting agreements was $1,111 and $1,043 for the three months ended June 30, 2015 and 2014, respectively, and $2,216 and $2,106 for the six months ended June 30, 2015 and 2014, respectively.

Vendor Commitments

As of June 30, 2015, the Company had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling $27,389 related to marketing programs and other non-marketing goods and services to be delivered principally over the next twelve months.

Letters of Credit and Restricted Cash

As of June 30, 2015 and December 31, 2014, the Company maintained a letter of credit totaling $1,300 for the benefit of the landlord of the Lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $1,300 as of June 30, 2015 and December 31, 2014 to secure the letter of credit. These amounts were classified as restricted cash in the balance sheet at June 30, 2015 and December 31, 2014.

Indemnification Obligations

The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of June 30, 2015, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

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

Through June 30, 2015 and 2014, the Company made matching contributions of $2,238 and $1,799 for the plan years ended December 31, 2015 and 2014, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 25, 2015. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” and similar expressions or variations that are not statements of historical fact. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We are a leading provider of online marketing tools that are designed for small organizations, including small businesses, associations and non-profits. We seek to help our customers succeed by creating and growing their customer and member relationships through our easy-to-use products combined with education, support, KnowHow and coaching. Our tools include email marketing, social media marketing, event marketing, local deals, online listings and survey products. In April 2014, we formally launched Toolkit™, an online marketing platform that simplifies small business marketing by bringing together the tools needed to drive repeat customers and reach new ones. Our online marketing platform combines new and existing elements of our product set to make it easy for small organizations to find and engage with current and new customers across multiple marketing channels, including email, social, mobile and web. Our online marketing platform is available to new customers through three different packages: Email, Email Plus and Personal Marketer. We also plan to migrate existing customers to this platform over time. We believe our online marketing platform makes it easier for smaller organizations to find and engage with current and new customers, which, in turn, will allow us to achieve increased product usage, increased revenue per customer and higher retention rates. We market our products and acquire our customers through a variety of sources including online marketing, such as search engines and advertising with online networks and other websites, offline marketing through television and radio advertising, local seminars, relationships with our partners, outbound sales efforts, referrals from our growing customer base, general brand awareness and a link to our website in the footer of substantially all of the emails sent by our customers.

We have grown rapidly since launching our first on-demand product in 2000. As of June 30, 2015, we had approximately 650,000 unique paying customers and had revenue of $182 million in the first half of 2015. Unique customers are rounded to the nearest 5,000 and we define unique customers as customers of all of our products and services, inclusive of both subscription and transaction-based products. Transactional customers are included in the customer count for the period if they transacted within the prior 12-month period. A customer of multiple products and services is counted as one unique customer.

Our business strategy is to expand beyond email marketing to provide an integrated multi-product offering to drive higher customer lifetime value by offering gains in average revenue per customer and retention. We believe increasing our customer’s lifetime value will be a key contributor to our continued success. To drive lifetime value, we intend to continue to focus on acquiring and supporting customers in a cost-effective manner, increasing average revenue per customer and improving customer retention rates.

In July 2014, we announced a stock repurchase program. Under the repurchase program, we were authorized to repurchase up to $30 million of our common stock through July 31, 2015. Stock was repurchased from time to time in the open market, which included the use of 10b5-1 trading plans, or in privately negotiated transactions in accordance with applicable securities and stock exchange rules. During the three months ended June 30, 2015, the Company repurchased 156,120 shares at an average price of $29.72 per share. This stock repurchase program ended during the three months ended June 30, 2015.

In the second quarter of 2015, our Board of Directors authorized the additional repurchase of up to $50 million of our common stock through July 1, 2016. Under the authorization, we can repurchase shares in the open market, which may include the use of 10b5-1 trading plans, or through privately negotiated transactions. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions. Share repurchases may be suspended or discontinued at any time. We intend to fund repurchases from our cash and cash equivalents. No repurchases were made under this program during the three months ended June 30, 2015.

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

•	Our long term strategy is substantially dependent on our ability to continue to generate interest in our existing products and to enhance, expand and integrate our product offerings to serve the online marketing needs of small businesses, associations and non-profits. If we fail, our financial results could be adversely impacted.

•	In April 2014, we formally launched our bundled product offering that allows our customers to have access to multiple products for one monthly fee. Our efforts to offer product bundles may not result in significant revenue growth, may negatively impact conversion rates, may be confusing to our customers, may result in higher customer attrition and may disrupt existing product offerings, which still account for a significant majority of our revenue, any of which may harm our financial performance and impede our long-term growth strategy.

•	Over the last year, we have experienced higher than normal credit card failure rates as we seek to charge our customer accounts. We believe that this is occurring because credit card issuers have issued a significant number of new credit cards as a result of the highly-publicized data breaches that have impacted national retailers and financial institutions and new policies that will eventually require card issuers to replace existing credit cards with chip-enabled credit cards. While we are taking various actions to address this issue, this trend has negatively impacted our business and may continue to do so in the future.

•	The risk of a data security breach or service disruption caused by computer hackers and cyber criminals has increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our systems have been, and may in the future be, the target of various forms of cyber attacks. While we make significant efforts to maintain the security and integrity of our systems, our cybersecurity measures and the cybersecurity measures taken by our third-party hosting facilities may be unable to anticipate, detect or prevent all attempts to compromise our systems. Any significant security breach, whether successful or not, could harm our reputation, subject us to lawsuits and other potential liabilities and ultimately could result in the loss of customers and loss of revenue.

•	We believe that given the size of our potential market and the relatively low barriers to entry, competition may increase. Increased competition could result from existing competitors, existing competitors that have been acquired by larger enterprises or new competitors that enter the market because of the potential opportunity. We intend to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

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

Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, partner referral fees, the portion of customer support costs that relate to assisting trial customers and amortization of sales and marketing related intangible assets. Advertising costs consist primarily of pay-per-click advertising with search engines, other online and offline advertising media, including television and radio advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships and event costs. Additionally, sales and marketing expenses include costs related to our efforts to retain our customers and to cross-sell and increase usage of our products. In order to continue to grow our business and brand and category awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. As a result, we expect that on an annual basis, sales and marketing expenses will increase in absolute dollars, but continue to decrease as a percentage of revenue as we expect to grow our revenue at a faster rate.

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

Results of Operations

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Revenue

	Three Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)
Revenue	$91,531	$81,256	13%

Revenue increased by $10.3 million from 2014 to 2015. The increase resulted from an approximately 7% increase in the number of average monthly customers and an approximately 6% increase in average revenue per customer. The increase in average revenue per customer was primarily due to new packaging and pricing plans rolled out to a subset of our customers, including the introduction of our online marketing platform, and to revenue from our SinglePlatform offering. We expect our average revenue per customer to increase over time.

Cost of Revenue

	Three Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)
Cost of revenue	$24,462	$22,100	11%
Percent of revenue	27%	27%

Cost of revenue increased by $2.4 million from 2014 to 2015. The increase in absolute dollars resulted primarily from an increase in customer support personnel costs of $553,000 to support our customer growth and an increase in personnel costs in our operations group of $542,000, which is responsible for managing our technology infrastructure. Depreciation, hosting and maintenance costs increased by $453,000 as a result of scaling and adding capacity to our hosting infrastructure and publisher fees related to our SinglePlatform product increased by $375,000. Merchant card fees increased by $264,000 due to the higher volume of billing transactions.

Research and Development

	Three Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)
Research and development	$14,129	$12,850	10%
Percent of revenue	15%	16%

Research and development expenses increased by $1.3 million from 2014 to 2015. The increase in absolute dollars was due primarily to additional personnel-related costs as a result of our continued hiring of research and development employees to further develop and enhance our products.

Sales and Marketing

	Three Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)
Sales and marketing	$35,440	$33,113	7%
Percent of revenue	39%	41%

Sales and marketing expenses increased by $2.3 million from 2014 to 2015. The increase in absolute dollars was largely due to personnel-related costs of $1.3 million. Advertising and promotional expenditures also increased by $793,000 and partner referral fees increased by $196,000.

General and Administrative

	Three Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)
General and administrative	$11,452	$10,186	12%
Percent of revenue	13%	13%

General and administrative expenses increased by $1.3 million from 2014 to 2015. The increase in absolute dollars was primarily due to additional personnel costs of $909,000 as a result of increasing the number of general and administrative employees to support our overall growth and additional consulting costs of $335,000.

Interest and other income (expense), net

	Three Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)
Interest and other income (expense), net	$168	$25	572%

Interest and other income (expense), net increased by $143,000 from 2014 to 2015 due primarily to an increase in foreign currency transaction gains and an increase in interest income on our investment portfolio primarily as a result of higher invested balances.

Income Taxes

	Three Months Ended June 30,
	2015	2014
	(dollars in thousands)
Income tax expense	$2,390	$1,011
Percent of income before income taxes	38%	33%

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions.

Our estimated effective tax rate for 2015 and 2014, which has been applied to our income before income taxes for the three months ended June 30, 2015 and 2014, varies from the statutory rate primarily due to state taxes and non-deductible stock-based compensation expense that increases the effective tax rate, partially offset by state research and development credits that decrease the effective tax rate. The federal research and development credit has not yet been enacted for 2015 and had not yet been enacted in the first half of 2014 for 2014 and therefore was not included in our estimated effective tax rate for either 2015 or 2014. The income tax expense for 2015 and 2014 was further reduced by the impact of disqualifying dispositions of incentive stock options during the periods.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Revenue

	Six Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)
Revenue	$181,948	$160,130	14%

Revenue increased by $21.8 million from 2014 to 2015. The increase resulted from an approximately 7% increase in the number of average monthly customers and an approximately 7% increase in average revenue per customer. The increase in average revenue per customer was primarily due to new packaging and pricing plans applicable to a subset of our customers, including the introduction of our online marketing platform, and to revenue from our SinglePlatform offering.

Cost of Revenue

	Six Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)
Cost of revenue	$48,893	$43,827	12%
Percent of revenue	27%	27%

Cost of revenue increased by $5.1 million from 2014 to 2015. The increase in absolute dollars was primarily due to an increase in customer support personnel costs of $1.3 million to support our customer growth and an increase in personnel costs in our operations group of $1.3 million. Cost of revenue also increased by $800,000 as a result of costs associated with customer loyalty and incentive programs and by $625,000 as a result of publisher fees related to our SinglePlatform offering. Merchant card fees increased by $556,000 due to the higher volume of billing transactions.

Research and Development

	Six Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)
Research and development	$27,954	$25,924	8%
Percent of revenue	15%	16%

Research and development expenses increased by $2.0 million from 2014 to 2015. The increase in absolute dollars was due primarily to additional personnel-related costs as a result of our continued hiring of research and development employees to further develop and enhance our products.

Sales and Marketing

	Six Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)
Sales and marketing	$71,508	$65,913	8%
Percent of revenue	39%	41%

Sales and marketing expenses increased by $5.6 million from 2014 to 2015. The increase in absolute dollars was largely due to increased personnel-related costs of $3.2 million and an increase in advertising and promotional expenditures of $1.6 million.

General and Administrative

	Six Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)
General and administrative	$23,245	$20,306	14%
Percent of revenue	13%	13%

General and administrative expenses increased by $2.9 million from 2014 to 2015. The increase in absolute dollars was primarily due to additional personnel costs of $1.8 million as a result of increasing the number of general and administrative employees to support our overall growth and an increase in consulting costs of $1.0 million.

Interest Income and Other Income (Expense), Net

	Six Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)
Interest income and other income (expense), net	$111	$48	131%

Our interest income and other income (expense), net increased by $63,000 primarily due to an increase in interest earned on our investment portfolio primarily as a result of higher invested balances.

Income Taxes

	Six Months Ended June 30,
	2015	2014
	(dollars in thousands)
Income tax expense (benefit)	$3,083	$1,339
Percent of income (loss) before income taxes	29%	32%

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions.

Our estimated effective tax rate for 2015 and 2014, which has been applied to our income before income taxes for the six months ended June 30, 2015 and 2014, varies from the statutory rate primarily due to state taxes and non-deductible stock-based compensation expense that increases the effective tax rate, partially offset by state research and development credits that decrease the effective tax rate. The federal research and development credit has not yet been enacted for 2015 and had not yet been enacted in the first or second quarter of 2014 for 2014 and therefore was not included in our estimated effective tax rate for either 2015 or 2014. The income tax expense for 2015 and 2014 was further reduced by the impact of disqualifying dispositions of incentive stock options during the periods.

Liquidity and Capital Resources

During the first half of 2015 and 2014, we funded our operations with cash flows generated from operations. At June 30, 2015, our principal sources of liquidity were cash and cash equivalents and marketable securities of $181 million.

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash provided by operating activities	$32,813	$22,960
Cash used in investing activities	$(14,525)	$(25,916)
Cash provided by financing activities	$1,245	$8,052

Net cash provided by operating activities

During the six months ended June 30, 2015, operating activities provided $32.8 million of cash. The cash flow provided by operating activities primarily resulted from our net income of $7.4 million, our net non-cash charges of $19.8 million and cash provided by changes in our operating assets and liabilities of $9.8 million. These amounts were partially offset by cash used to pay taxes for net settlement of equity awards of $1.3 million and an income tax benefit for the exercise of stock options of $2.9 million. Our net non-cash charges in 2015 primarily consisted of $12.2 million of depreciation and amortization of our long-lived assets and $8.9 million of stock-based compensation. Cash provided from changes in our operating assets and liabilities during the six months ended June 30, 2015 consisted primarily of a $7.5 million increase in accounts payable and accrued expenses and a $2.3 million increase in deferred revenue.

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

Net cash used in investing activities

Net cash used in investing activities was $14.5 million in the six months ended June 30, 2015 as compared to $25.9 million in the six months ended June 30, 2014. Net cash used in investing activities in 2015 consisted primarily of cash paid to purchase property and equipment of $15.8 million, partially offset by cash provided by the net settlements of marketable securities of $1.3 million. Net settlements of marketable securities generated cash as a result of the proceeds from the maturities of marketable securities being greater than the cash used to purchase marketable securities. Net cash used in investing activities in 2014 consisted primarily of cash paid to purchase property and equipment of $14.1 million and the net settlements of marketable securities of $11.9 million. Net settlements of marketable securities used cash as a result of the purchases of marketable securities being greater than the proceeds from the sales and maturities of marketable securities.

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

Net cash provided by financing activities

Net cash provided by financing activities was $1.2 million and $8.1 million for the six months ended June 30, 2015 and 2014, respectively. Net cash provided by financing activities consisted primarily of proceeds from stock issued pursuant to the exercise of stock options and the employee stock purchase plan and from the income tax benefit related to the exercise of stock options. Additionally, in the first half of 2015, we used $13.6 million to repurchase our common stock under a stock repurchase program initiated in the second quarter of 2014.

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

As of June 30, 2015, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $27.4 million relating to marketing programs and other non-marketing related goods and services.

The following table summarizes our contractual obligations at June 30, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Office lease obligations	$64,006	$9,720	$19,454	$16,921	$17,911
Third-party hosting agreements	6,802	3,994	2,808	—	—
Vendor commitments	27,389	25,778	1,611	—	—

Total	$98,197	$39,492	$23,873	$16,921	$17,911

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued new guidance, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB voted to defer the effective date of the new guidance to December 15, 2017 for interim and annual reporting periods beginning after that date and to permit early adoption of the standard, but not before the original effective date of December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that this guidance will have on our consolidated financial statements.

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

Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $181 million at June 30, 2015, which consisted of cash, government securities, corporate and agency bonds and money market instruments. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning in April 2014, we formally launched our online marketing platform. We have relatively little experience selling an online marketing platform. To the extent that offering this platform leads to a decline in the number of customers or a decline in revenue, or negatively impacts our existing customers or our existing products, which still account for a significant majority of our revenue, or results in higher customer attrition, or causes our executives and employees to have to expend time and resources to support two different offerings, our business and results of operations may be affected adversely.

Our business is substantially dependent on the market for email marketing services for small organizations.

We derive, and expect to continue to derive, a substantial portion of our revenue from our email marketing product for small organizations, including small businesses, associations and non-profits. For the years ended December 31, 2014 and 2013, revenue from our email marketing product alone was approximately 80% and 84%, respectively, of our total revenue. In addition, email marketing is the most prominent offering within our online marketing platform. Widespread acceptance of email marketing among small organizations will continue to be critical to our future growth and success. There is no certainty regarding how the market for email marketing will continue to develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make email marketing convenient, effective and affordable. If small organizations determine that email marketing does not sufficiently benefit them or utilize alternative or new electronic methods of communicating with their customers, existing customers may cancel their accounts and potential customers may decide not to adopt email marketing. If the market for email marketing services fails to continue to grow or grows more slowly than we currently anticipate, demand for our services may decline and our revenue would suffer.

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

Our other products also face intense competition. EventSpot, our event marketing product, competes with offerings by Eventbrite, Inc., Evite, LLC, a wholly-owned, operating business of IAC/InterActiveCorp, Regonline, a division of Lanyon Solutions Inc., and Cvent, Inc. Our Social Campaigns product competes with offerings by Offerpop Corporation and Pagemodo, a subsidiary of Cimpress N.V. Our survey product competes with similar offerings by Surveymonkey.com Corporation and Widgix, LLC doing business as SurveyGizmo®. Our SaveLocal product competes with offerings by Groupon, Inc., LivingSocial, Inc., Amazon Local ™ and Googleoffers ™. Our SinglePlatform product competes with offerings by Yext, Inc. and Locu Inc., a subsidiary of GoDaddy.com, LLC. In addition, our online marketing platforms could face competition from new competitors who are different from the companies we currently compete with on our individual products.

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

If we fail to enhance our existing products, develop new products or offer a compelling online marketing platform that our customers and prospective customers find compelling, our products may become obsolete or less competitive and our financial performance could be impacted.

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

Similarly, if we offer an online marketing platform that our customers and prospective customers do not find compelling, our business will also be harmed. Creating, designing and marketing this platform (and converting our current customer base to this platform) entails significant technical and business risks and requires substantial expenditures, lead-time and management attention, and there is no guarantee that such packages will anticipate our customers’ needs or gain acceptance among our customers or in the broader market.

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

From time to time, we may be subject to various claims and lawsuits by partners, customers, or other parties arising in the ordinary course of business, including lawsuits alleging patent infringement. We are currently a party to the matter described in Part II, Item 1 “Legal Proceedings”, included elsewhere in this Quarterly Report on Form 10-Q. Litigation can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, the results of any litigation may have a material adverse effect on our results of operations, financial condition and cash flows.

Economic conditions may negatively affect the small business sector, which may cause our customers to terminate existing accounts with us or cause potential customers to fail to purchase our products, resulting in a decrease in our revenue and impairing our ability to operate profitably.

Our products are designed specifically for smaller organizations. These organizations frequently have limited budgets and are often resource- and time-constrained and, as a result, may be more likely to be significantly affected by economic downturns than their larger, more established counterparts. As a result, smaller organizations may choose to spend the limited funds that they have on items other than our products. Moreover, if smaller organizations experience economic distress, they may be unwilling or unable to expend time and financial resources on marketing, which would negatively affect the overall demand for our products, increase customer attrition and could cause our revenue growth to decline. Uncertain and adverse economic conditions may also lead to a decline in the ability of our customers to use or access credit, including through credit cards, as well as increased refunds and chargebacks, any of which could adversely affect our business. Economic conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business. There can be no assurance, therefore, that worsening economic conditions, or a recurring recession, will not have a significant adverse impact on our operating and financial results.

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

We have completed several acquisitions in the past. We have, from time to time, evaluated other acquisition opportunities and may pursue acquisition opportunities in the future. Acquisitions involve numerous risks, including:

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

Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:

•	our ability to attract new customers, retain existing customers and satisfy our customers’ requirements;

•	average revenue per customer;

•	our cost to acquire new customers;

•	changes in our pricing or product bundling;

•	our ability to expand our business;

•	our ability to execute successfully on our strategy;

•	new product and service introductions, including our online marketing platform;

•	technical difficulties or interruptions in our services as a result of our actions or those of third parties or security breaches;

•	the timing of additional investments in our hardware and software systems;

•	the seasonal trends in our business;

•	general economic conditions;

•	changes in the growth rate of small businesses and organizations;

•	any negative publicity or other actions that harm our brand;

•	the timing of our marketing expenditures;

•	competition in the market for our products;

•	shortcomings in, or misinterpretations of, our metrics and data that cause us to fail to anticipate or identify market trends;

•	terminations of, disputes with, or material changes to our relationships with third-party partners;

•	loss of key employees;

•	regulatory compliance costs;

•	costs associated with future acquisitions of technologies and businesses and our ability to successfully integrate these acquisitions; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

In June 2015, we announced that our Board of Directors approved a stock repurchase program for up to $50 million of our common stock through July 1, 2016. Under the repurchase program, we are authorized to repurchase shares in the open market, which may include the use of 10b5-1 trading plans, or through privately negotiated transactions. The timing and amount of repurchases will depend upon several factors, including market and business conditions. The repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program will diminish our cash and cash equivalents, which may reduce our flexibility with respect to future activities, including acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our repurchases of our common stock during the three month period ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 to April 30, 2015	26,500	$38.61	26,500		$3,616,651
May 1 to May 31, 2015	129,620	27.90	129,620		N/A	(3)
June 1 to June 30, 2015	—	—	—		N/A	(3)

Total	156,120	$29.72	156,120	$	N/A	(3)

(1)	Includes commissions, markups and expenses.
(2)	In July 2014, our board of directors approved the repurchase of up to $30 million of our common stock through July 31, 2015. Repurchased shares are retired and resume the status of authorized but unissued shares of common stock.
(3)	As of May 15, 2015, the Company used all of its funds authorized to repurchase shares through the stock repurchase program, and consequently ended the program. For a description of our current stock repurchase program, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Quarterly Report on Form 10-Q.

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

CONSTANT CONTACT, INC.

Date: July 29, 2015	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2015	By:	/s/ Harpreet S. Grewal
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