Form 10-Q
period 2015-09-30
Constant Contact, Inc.
filed 2015-11-06
CIK 1405277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, there were 31,924,845 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CONSTANT CONTACT, INC.

Part I. Financial Information

Item 1.	Financial Statements

Constant Contact, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$129,831	$104,301
Marketable securities	50,683	58,321
Accounts receivable, net of allowance for doubtful accounts	408	265
Prepaid expenses and other current assets	12,637	10,723

Total current assets	193,559	173,610
Property and equipment, net	47,337	43,739
Restricted cash	1,300	1,300
Goodwill	95,505	95,505
Acquired intangible assets, net	894	2,160
Deferred taxes	7,215	4,658
Other assets	2,621	1,893

Total assets	$348,431	$322,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,073	$4,703
Accrued expenses	14,501	12,230
Deferred revenue	39,765	37,838

Total current liabilities	61,339	54,771
Other long-term liabilities	3,636	3,783

Total liabilities	64,975	58,554

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 31,837,809 and 31,908,622 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	318	319
Additional paid-in capital	254,962	249,599
Accumulated other comprehensive income (loss)	1	(10)
Retained earnings	28,175	14,403

Total stockholders’ equity	283,456	264,311

Total liabilities and stockholders’ equity	$348,431	$322,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Revenue	$91,859	$83,494	$273,807	$243,624
Cost of revenue	24,600	23,223	73,493	67,050

Gross profit	67,259	60,271	200,314	176,574

Operating expenses
Research and development	14,633	13,417	42,587	39,341
Sales and marketing	31,474	28,406	102,982	94,319
General and administrative	11,495	10,365	34,740	30,671

Total operating expenses	57,602	52,188	180,309	164,331

Income from operations	9,657	8,083	20,005	12,243
Interest income and other income (expense), net	38	339	149	387

Income before income taxes	9,695	8,422	20,154	12,630
Income tax expense	(3,299)	(3,224)	(6,382)	(4,563)

Net income	$6,396	$5,198	$13,772	$8,067

Net income per share:
Basic	$0.20	$0.16	$0.43	$0.26

Diluted	$0.19	$0.16	$0.41	$0.25

Weighted average shares outstanding used in computing per share amounts:
Basic	32,019	31,893	32,080	31,557

Diluted	32,837	33,180	33,258	32,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net income	$6,396	$5,198	$13,772	$8,067

Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax	(2)	(1)	16	2
Reclassification adjustment for realized gains on marketable securities included in net income	—	—	—	(1)
Translation adjustment	(9)	(8)	(5)	(4)

Total other comprehensive income (loss)	(11)	(9)	11	(3)

Comprehensive income	$6,385	$5,189	$13,783	$8,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constant Contact, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash flows from operating activities
Net income	$13,772	$8,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,478	18,041
Amortization of premium on investments	354	187
Stock-based compensation expense	13,299	12,134
Provision for (recovery of) bad debts	48	(7)
Gain on sales of marketable securities	—	(1)
Deferred income taxes	(2,521)	(512)
Income tax benefit from the exercise of stock options	(5,335)	(1,666)
Taxes paid related to net share settlement of restricted stock units	(1,538)	(2,341)
Loss on sublease	—	259
Changes in operating assets and liabilities:
Accounts receivable	(191)	49
Prepaid expenses and other current assets	3,310	(527)
Other assets	(728)	54
Accounts payable	3,301	(250)
Accrued expenses	3,082	4,287
Deferred revenue	1,927	2,542
Other long-term liabilities	(147)	991

Net cash provided by operating activities	47,111	41,307

Cash flows from investing activities
Purchases of marketable securities	(34,402)	(27,276)
Proceeds from maturities of marketable securities	41,712	14,665
Proceeds from sales of marketable securities	—	633
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(22,347)	(21,013)

Net cash used in investing activities	(15,037)	(32,991)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to the exercise of stock options	11,828	16,016
Income tax benefit from the exercise of stock options	5,335	1,666
Proceeds from issuance of common stock pursuant to employee stock purchase plan	1,063	831
Repurchase of common stock	(24,767)	(7,360)

Net cash provided by (used in) financing activities	(6,541)	11,153

Effects of exchange rates on cash and cash equivalents	(3)	(4)

Net increase in cash and cash equivalents	25,530	19,465
Cash and cash equivalents, beginning of period	104,301	82,478

Cash and cash equivalents, end of period	$129,831	$101,943

Supplemental disclosure of noncash investing and financing activities:
Capitalization of stock-based compensation	$205	$148
Acquisition of property and equipment included in accounts payable and accrued expenses	$181	$—

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

The condensed consolidated balance sheet at December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, File Number 001-33707, on file with the SEC.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2015 and consolidated results of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014 have been made. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015.

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

At September 30, 2015, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury Notes	$10,105	$6	$—	$10,111
Corporate and Agency Bonds	40,560	17	(5)	40,572

Total	$50,665	$23	$(5)	$50,683

At September 30, 2015, marketable securities consisted of investments that mature within one year with the exception of securities with a fair value of $9,901, which have maturities within two years.

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

The following tables present the Company’s fair value hierarchy for its investments, which are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Fair Value Measurements at September 30, 2015 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$13,600	$—	$—	$13,600
United States Treasury Notes	10,111	—	—	10,111
Corporate and Agency Bonds	—	40,572	—	40,572

Total	$23,711	$40,572	$—	$64,283

	Fair Value Measurements at December 31, 2014 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$5,885	$—	$—	$5,885
United States Treasury Notes	20,006	—	—	20,006
Corporate and Agency Bonds	—	37,316	—	37,316
Commercial Paper	—	999	—	999

Total	$25,891	$38,315	$—	$64,206

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

The following is a summary of the shares used in computing diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Weighted average shares used in calculating basic net income per share	32,019	31,893	32,080	31,557
Stock options	712	1,172	1,042	1,069
Restricted stock units	106	115	136	124

Shares used in computing diluted net income per share	32,837	33,180	33,258	32,750

The following common stock equivalents were excluded from the computation of diluted net income per share because they had an anti-dilutive impact as the proceeds under the treasury stock method were in excess of the average fair market value for the period:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Options to purchase common stock	1,309	686	730	1,067
Restricted stock units	370	—	275	180

Total	1,679	686	1,005	1,247

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

In August 2014, the FASB issued new guidance, Presentation of Financial Statements — Going Concern. The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The guidance will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. This guidance relates to footnote disclosure only and its adoption will not impact the Company’s financial position, results of operations or liquidity.

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

3. Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $95,505 at September 30, 2015 and December 31, 2014. Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired.

Intangible assets consist of the following:

		September 30, 2015			December 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 years	$4,357	$4,057	$300	$4,357	$3,465	$892
Customer relationships	3.75 years	3,315	3,148	167	3,315	2,666	649
Publisher relationships	5 years	710	473	237	710	367	343
Trade name	5 years	570	380	190	570	294	276

		$8,952	$8,058	$894	$8,952	$6,792	$2,160

The Company amortizes intangible assets over the estimated useful lives noted above. Amortization of developed technology and publisher relationships assets is on a straight-line basis as the pattern of consumption of the economic benefits of the intangible assets cannot be reliably determined. The Company also amortizes the trade name asset over its estimated useful life on a straight-line basis as the straight-line basis is not materially different than the pattern of consumption of economic benefit basis. Customer relationships are amortized over their useful life based on the pattern of consumption of economic benefit of the asset. Amortization commences once the asset has been placed in service. Amortization expense for intangible assets was $356 and $543 for the three months ended September 30, 2015 and 2014, respectively, and $1,267 and $1,664 for the nine months ended September 30, 2015 and 2014, respectively. Amortization relating to developed technology and publisher relationships is recorded within cost of revenue and amortization of customer relationships and trade name is recorded within sales and marketing expense. Future estimated amortization expense for intangible assets as of September 30, 2015 is as follows:

Remainder of 2015	$317
2016	470
2017	107

Total	$894

4. Stockholders’ Equity and Stock-Based Compensation

Stock Repurchase Program

In the second quarter of 2014, the Board of Directors authorized the repurchase of up to $30,000 of its common stock through July 31, 2015. Under the authorization, the Company could repurchase shares in the open market, which included the use of 10b5-1 trading plans, or through privately negotiated transactions. The timing and amount of repurchases depended upon several factors, including market and business conditions. The Company funded repurchases from its cash and cash equivalents. During the six months ended June 30, 2015, the Company repurchased 384,791 shares at an average price of $35.45 per share. These shares were retired and accounted for as a reduction to stockholders’ equity in the Company’s condensed consolidated balance sheet. As of June 30, 2015, this stock repurchase program had ended and no additional shares were repurchased in the three months ended September 30, 2015.

In the second quarter of 2015, the Board of Directors authorized the additional repurchase of up to $50,000 of the Company’s common stock through July 1, 2016. Under the authorization, the Company can repurchase shares in the open market, which may include the use of 10b5-1 trading plans, or through privately negotiated transactions. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions. Share repurchases may be suspended or discontinued at any time. The Company intends to fund repurchases from its cash and cash equivalents. During the three and nine months ended September 30, 2015, the Company repurchased 442,765 shares at an average price of $25.13 per share under this program. These shares were retired and accounted for as a reduction to stockholders’ equity in the Company’s condensed consolidated balance sheet.

Stock-Based Compensation Expense

The Company grants stock-based awards under its existing 2011 Stock Incentive Plan, as amended and restated, and its 2007 Employee Stock Purchase Plan. The Company also has outstanding stock-based awards under its 1999 Stock Option/Stock Issuance Plan, its 2007 Stock Incentive Plan and its 2012 Inducement Award Plan but is no longer granting awards under these plans. As of September 30, 2015, 1,214,087 shares of common stock are available for issuance under the 2011 Stock Incentive Plan. As of September 30, 2015, 268,549 shares of common stock are available for issuance to participating employees under the 2007 Employee Stock Purchase Plan. The Company applies the fair value recognition provisions for all stock-based awards granted or modified in accordance with authoritative guidance. Under this guidance the Company records compensation costs over the requisite service period of the award based on the grant-date fair value. The straight-line method is applied to all grants with service conditions, while the graded vesting method is applied to all grants with both service and performance conditions.

The Company recognized stock-based compensation expense on all awards in cost of revenue and operating expense categories as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cost of revenue	$547	$503	$1,604	$1,451
Research and development	953	665	2,729	2,468
Sales and marketing	1,119	1,131	3,678	3,741
General and administrative	1,754	1,511	5,288	4,474

	$4,373	$3,810	$13,299	$12,134

Additionally, the Company capitalized $61 and $48 of stock-based compensation related to the development of internal-use software for the three months ended September 30, 2015 and 2014, respectively, and $205 and $148 of stock-based compensation related to the development of internal-use software for the nine months ended September 30, 2015 and 2014, respectively.

5. Income Taxes

For the three and nine months ended September 30, 2015 and 2014, the Company recorded income tax expense related to federal, state, and to a lesser extent, foreign tax obligations. The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions.

The Company’s estimated effective tax rate for 2015 and 2014, which has been applied to the Company’s income before income taxes for the three and nine months ended September 30, 2015 and 2014, varies from the statutory rate primarily due to state taxes and non-deductible stock-based compensation expense, that increases the effective tax rate, partially offset by state research and development credits that decrease the effective tax rate. The federal research and development credit has not yet been enacted for 2015 and had not yet been enacted in the first nine months ended September 30, 2014 and therefore was not included in the Company’s estimated effective tax rate for either 2015 or 2014. The income tax expense for 2015 and 2014 was further reduced by the impact of disqualifying dispositions of incentive stock options during the periods.

The Company had net deferred tax assets of $6,443 at December 31, 2014, which increased to $8,964 at September 30, 2015.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2015 or December 31, 2014. As of September 30, 2015 and December 31, 2014, the Company had no accrued interest or tax penalties recorded.

6. Accrued Expenses

	September 30, 2015	December 31, 2014
Payroll and payroll-related	$5,079	$4,430
Licensed software and maintenance	1,197	1,197
Marketing programs	2,372	490
Other accrued expenses	5,853	6,113

	$14,501	$12,230

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

At September 30, 2015 and December 31, 2014, the Company had both prepaid rent and accrued rent balances related to its office leases. The prepaid rent balance was $46 as of September 30, 2015, of which $15 was included in prepaid expenses and other current assets and $31 was included in other assets. The accrued rent balance was $4,263 as of September 30, 2015, of which $773 was included in accrued expenses and $3,490 was included in other long-term liabilities. The prepaid rent balance was $51 at December 31, 2014, of which $3 was included in prepaid expenses and other current assets and $48 was included in other assets. The accrued rent balance was $4,232 at December 31, 2014, of which $577 was included in accrued expenses and $3,655 was included in other long-term liabilities.

As of September 30, 2015, future minimum lease payments under non-cancelable office leases are as follows:

Remainder of 2015	$2,349
2016	9,913
2017	9,798
2018	9,396
2019	8,284
Thereafter	21,891

61,631
Less: Sublease income	519

$61,112

Total rent expense under office leases was $2,418 and $2,534 for the three months ended September 30, 2015 and 2014, respectively, and $7,164 and $7,116 for the nine months ended September 30, 2015 and 2014, respectively. Total rent expense for the three and nine months ended September 30, 2014 includes a loss on sublease of $259. Total rent expense for the three and nine months ended September 30, 2015 is net of sublease income of $47 and $141, respectively.

Third-Party Hosting Agreements

The Company has agreements with various vendors to provide specialized space and equipment and related services from which the Company hosts its software applications. Payment escalations and rent holidays specified in these agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. As of September 30, 2015 and December 31, 2014, the Company had both prepaid rent and accrued rent balances related to these agreements. As of September 30, 2015, the Company had prepaid rent of $285, of which $232 was included in prepaid expenses and other current assets and $53 was included in other assets. Of the accrued rent balance of $149, $66 was included in accrued expenses and $83 was included in other long-term liabilities. At December 31, 2014, the Company had prepaid rent of $501, of which $295 was included in prepaid expenses and other current assets and $206 was included in other assets. The accrued rent balance was $172 of which $38 was included in accrued expense and other current liabilities and $134 was included in other long-term liabilities.

The agreements include payment commitments that expire at various dates through 2017. As of September 30, 2015, future minimum payments under the agreements are as follows:

Remainder of 2015	$991
2016	4,049
2017	775

Total	$5,815

Total rent expense under hosting agreements was $1,127 and $1,061 for the three months ended September 30, 2015 and 2014, respectively, and $3,343 and $3,167 for the nine months ended September 30, 2015 and 2014, respectively.

Vendor Commitments

As of September 30, 2015, the Company had issued both cancellable and non-cancellable purchase orders to various vendors and entered into contractual commitments with various vendors totaling $30,861 related to marketing programs and other non-marketing goods and services to be delivered principally over the next twelve months.

Letters of Credit and Restricted Cash

As of September 30, 2015 and December 31, 2014, the Company maintained a letter of credit totaling $1,300 for the benefit of the landlord of the Lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a cash balance of at least $1,300 as of September 30, 2015 and December 31, 2014 to secure the letter of credit. These amounts were classified as restricted cash in the balance sheet at September 30, 2015 and December 31, 2014.

Indemnification Obligations

The Company enters into standard indemnification agreements with the Company’s channel partners and certain other third parties in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party in connection with certain intellectual property infringement and other claims by any third party with respect to the Company’s business and technology. Based on historical information and information known as of September 30, 2015, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

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

On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al, was filed in the United States District Court for the District of Massachusetts against the Company and two of its current officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, the Company intends to vigorously defend all claims asserted, including by filing a motion to dismiss at the appropriate time.

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

Through September 30, 2015 and 2014, the Company made matching contributions of $3,372 and $2,716 for the plan years ended December 31, 2015 and 2014, respectively.

9. Subsequent Event

As previously announced, on October 30, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Endurance International Group Holdings, Inc., a Delaware corporation (“Parent”), and Paintbrush Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. In the Merger, each share of common stock of Constant Contact outstanding immediately prior to the Effective Time (as defined in the Merger Agreement) will be cancelled and automatically converted into the right to receive $32.00 in cash, without interest (the “Merger Consideration”), excluding any shares owned by Constant Contact, Endurance or Merger Sub or any of their respective wholly owned subsidiaries (which will be cancelled) and any shares with respect to which appraisal rights have been properly exercised. The Merger Agreement was unanimously approved by the Company’s Board of Directors, acting upon the unanimous recommendation of a special committee composed of independent members of the Company’s Board of Directors. The Merger is subject to customary closing conditions as well as approval and adoption of the Merger Agreement by the Company’s stockholders. If the Merger Agreement is terminated under certain specified circumstances, including in connection with the Company’s entry into a definitive agreement for a Superior Proposal (as defined and permitted under the Merger Agreement), the Company must pay the Parent a termination fee of $36,000. No assurance can be given that the Merger will be completed.

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

Proposed Merger of Our Company

On October 30, 2015, we entered into an agreement and plan of merger, or the merger agreement, with Endurance International Group Holdings, Inc., or Endurance, and Paintbrush Acquisition Corporation, or PAC, which is a wholly owned subsidiary of Endurance. The merger agreement provides, among other things and subject to its terms and conditions, that PAC will be merged with and into our company, which we refer to as the merger. Our company will survive the merger as a wholly owned subsidiary of Endurance. The merger agreement was unanimously approved by our board of directors, acting upon the unanimous recommendation of a special committee composed of independent members of the board of directors. Pursuant to the terms and subject to the conditions of the merger agreement, at the effective time of the merger, each share of our common stock outstanding immediately prior to the effective time will be cancelled and automatically converted into the right to receive $32.00 in cash, without interest, excluding any shares owned by us, Endurance or PAC, or any of our or their respective wholly owned subsidiaries (which will be cancelled) and any shares with respect to which appraisal rights have been properly exercised. The merger agreement also provides what will happen to the stock options and restricted stock units held by our employees.

The closing of the merger is subject to the adoption of the merger agreement by the affirmative vote of holders of a majority of our outstanding shares of common stock. The obligations of the parties to consummate the merger are also subject to the satisfaction (or waiver, if applicable) of various customary conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any governmental order prohibiting the merger, (iii) the accuracy of the representations and warranties of the other party contained in the merger agreement (subject to certain materiality qualifications), and (iv) the other party’s compliance with or performance of the covenants and agreements in the merger agreement in all material respects. In addition, Endurance’s obligation to consummate the merger is subject to the absence of a material adverse effect (as defined in the merger agreement) on our company. Endurance’s obligation to consummate the merger is not subject to receipt of the proceeds of the contemplated financing for the transaction.

We have made customary representations, warranties and covenants in the merger agreement, including, among others, covenants (1) to conduct our business in all material respects in the ordinary course consistent with past practices during the period between the execution of the merger agreement and the closing of the merger, (2) not to engage in specified types of transactions or take certain actions during this period unless consented to in writing by Endurance, (3) to convene and hold a meeting of our stockholders for the purpose of obtaining voting upon the adoption of the merger agreement, and (4) subject to certain exceptions, not to withdraw (or qualify or modify in a manner adverse to Endurance) the recommendation of our board of directors that our stockholders adopt the merger agreement.

The merger agreement contains specified termination rights for both us and Endurance, including a mutual termination right if the merger is not consummated on or before March 31, 2016. If the merger agreement is terminated under certain specified circumstances, including in connection with our entry into a definitive agreement for a Superior Proposal (as defined and permitted under the merger agreement), we must pay Endurance a termination fee of $36.0 million, which we refer to as the Constant Contact termination fee. If the merger agreement is terminated under certain specified circumstances and, within 18 months after such termination, (i) our board of directors recommends an alternative Acquisition Proposal (as defined in the merger agreement) to our stockholders and an alternative transaction is later consummated, (ii) we enter into a definitive agreement providing for an alternative Acquisition Proposal that is later consummated, or (iii) we consummate the transactions contemplated by an alternative Acquisition Proposal, then we must pay Endurance the Constant Contact termination fee. If the merger agreement is terminated by us under certain specified circumstances as a result of a breach of the merger agreement by Endurance, Endurance will be required to pay to us a termination fee of $72.0 million.

The description of the merger and the merger agreement do not purport to be complete and are subject to, and qualified in their entirety by reference to, the full text of the merger agreement, which is attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2015 and is incorporated herein by reference. See “Exhibits” set forth in Part II, Item 6 of this Quarterly Report on Form 10-Q.

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

In the second quarter of 2015, our Board of Directors authorized the additional repurchase of up to $50 million of our common stock through July 1, 2016. Under the authorization, we can repurchase shares in the open market, which may include the use of 10b5-1 trading plans, or through privately negotiated transactions. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions. Share repurchases may be suspended or discontinued at any time. We intend to fund repurchases from our cash and cash equivalents. During the three months ended September 30, 2015, the Company repurchased 442,765 shares at an average price of $25.13 per share.

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

Results of Operations

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Revenue

	Three Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)
Revenue	$91,859	$83,494	10%

Revenue increased by $8.4 million from 2014 to 2015. The increase resulted from an approximately 5% increase in the number of average monthly customers and an approximately 5% increase in average revenue per customer. The increase in average revenue per customer was primarily due to new packaging and pricing plans rolled out to a subset of our customers, the introduction of our online marketing platform, and to revenue from our SinglePlatform offering. We expect our average revenue per customer to increase over time.

Cost of Revenue

	Three Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)
Cost of revenue	$24,600	$23,223	6%
Percent of revenue	27%	28%

Cost of revenue increased by $1.4 million from 2014 to 2015. The increase in absolute dollars resulted primarily from an increase in customer support personnel costs of $226,000 to support our customer growth and an increase in personnel costs in our operations group of $415,000, which is responsible for managing our technology infrastructure. Publisher fees related to our SinglePlatform product increased by $375,000.

Research and Development

	Three Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)
Research and development	$14,633	$13,417	9%
Percent of revenue	16%	16%

Research and development expenses increased by $1.2 million from 2014 to 2015. The increase in absolute dollars was due primarily to additional personnel-related costs as a result of our continued hiring of research and development employees to further develop and enhance our products.

Sales and Marketing

	Three Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)
Sales and marketing	$31,474	$28,406	11%
Percent of revenue	34%	34%

Sales and marketing expenses increased by $3.1 million from 2014 to 2015. The increase in absolute dollars was largely due to personnel-related costs of $1.6 million. Advertising and promotional expenditures also increased by $778,000 and partner referral fees increased by $452,000.

General and Administrative

	Three Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)
General and administrative	$11,495	$10,365	11%
Percent of revenue	13%	12%

General and administrative expenses increased by $1.1 million from 2014 to 2015. The increase was primarily due to additional personnel costs of $667,000 as a result of increasing the number of general and administrative employees to support our overall growth and additional consulting costs of $190,000.

Interest and other income (expense), net

	Three Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)
Interest and other income (expense), net	$38	$339	(89)%

Interest and other income (expense), net decreased by $301,000 from 2014 to 2015 due primarily to a one-time refund from a vendor of $399,000 in 2014 that was recorded as other income in 2014. This decrease in other income related to the one-time refund was partially offset by a small increase in interest income on our investment portfolio in 2015 and a small decrease in transaction losses in 2015 as compared to 2014.

Income Taxes

	Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Income tax expense	$3,299	$3,224
Percent of income before income taxes	34%	38%

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions.

Our estimated effective tax rate for 2015 and 2014, which has been applied to our income before income taxes for the three months ended September 30, 2015 and 2014, varies from the statutory rate primarily due to state taxes and non-deductible stock-based compensation expense that increase the effective tax rate, partially offset by state research and development credits that decrease the effective tax rate. The federal research and development credit has not yet been enacted for 2015 and had not yet been enacted in the nine months ended September 30, 2014 for 2014 and therefore was not included in our estimated effective tax rate for either 2015 or 2014. Income tax expense for 2015 and 2014 was further reduced by the impact of disqualifying dispositions of incentive stock options during the periods.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Revenue

	Nine Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)
Revenue	$273,807	$243,624	12%

Revenue increased by $30.2 million from 2014 to 2015. The increase resulted from an approximately 6% increase in the number of average monthly customers and an approximately 6% increase in average revenue per customer. The increase in average revenue per customer was primarily due to new packaging and pricing plans applicable to a subset of our customers, including the introduction of our online marketing platform, and to revenue from our SinglePlatform offering.

Cost of Revenue

	Nine Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)
Cost of revenue	$73,493	$67,050	10%
Percent of revenue	27%	28%

Cost of revenue increased by $6.4 million from 2014 to 2015. The increase in absolute dollars was primarily due to an increase in customer support personnel costs of $1.5 million to support our customer growth and an increase in personnel costs in our operations group of $1.7 million. Cost of revenue also increased by $1.0 million as a result of publisher fees related to our SinglePlatform offering and by $968,000 as a result of costs associated with customer loyalty and incentive programs. Merchant card fees increased by $718,000 due to the higher volume of billing transactions.

Research and Development

	Nine Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)
Research and development	$42,587	$39,341	8%
Percent of revenue	16%	16%

Research and development expenses increased by $3.2 million from 2014 to 2015. The increase in absolute dollars was due primarily to additional personnel-related costs as a result of our continued hiring of research and development employees to further develop and enhance our products.

Sales and Marketing

	Nine Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)
Sales and marketing	$102,982	$94,319	9%
Percent of revenue	38%	39%

Sales and marketing expenses increased by $8.7 million from 2014 to 2015. The increase in absolute dollars was largely due to increased personnel-related costs of $4.8 million and an increase in advertising and promotional expenditures of $2.0 million. Partner referral fees also increased by $1.1 million.

General and Administrative

	Nine Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)
General and administrative	$34,740	$30,671	13%
Percent of revenue	13%	13%

General and administrative expenses increased by $4.1 million from 2014 to 2015. The increase in absolute dollars was primarily due to additional personnel costs of $2.5 million as a result of increasing the number of general and administrative employees to support our overall growth and an increase in consulting costs of $1.2 million.

Interest Income and Other Income (Expense), Net

	Nine Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)
Interest income and other income (expense), net	$149	$387	(61)%

Our interest income and other income (expense), net decreased by $238,000 primarily due to a one-time refund from a vendor of $399,000 in 2014 that was recorded as other income in 2014, partially offset by an increase in interest earned on our investment portfolio of $101,000 primarily as a result of higher invested balances and a small decrease in transaction losses in 2015 as compared to 2014.

Income Taxes

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Income tax expense	$6,382	$4,563
Percent of income before income taxes	32%	36%

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses, and as a result of acquisitions.

Our estimated effective tax rate for 2015 and 2014, which has been applied to our income before income taxes for the nine months ended September 30, 2015 and 2014, varies from the statutory rate primarily due to state taxes and non-deductible stock-based compensation expense that increase the effective tax rate, partially offset by state research and development credits that decrease the effective tax rate. The federal research and development credit has not yet been enacted for 2015 and had not yet been enacted in the first nine months of 2014 for 2014 and therefore was not included in our estimated effective tax rate for either 2015 or 2014. Income tax expense for 2015 and 2014 was further reduced by the impact of disqualifying dispositions of incentive stock options during the periods.

Liquidity and Capital Resources

During the nine months ended September 30, 2015 and 2014, we funded our operations with cash flows generated from operations. At September 30, 2015, our principal sources of liquidity were cash and cash equivalents and marketable securities of $181 million.

The following table summarizes our sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash provided by operating activities	$47,111	$41,307
Cash used in investing activities	$(15,037)	$(32,991)
Cash provided by (used in) financing activities	$(6,541)	$11,153

Net cash provided by operating activities

During the nine months ended September 30, 2015, operating activities provided $47.1 million of cash. The cash flow provided by operating activities primarily resulted from our net income of $13.8 million, our net non-cash charges of $24.3 million and cash provided by changes in our operating assets and liabilities of $10.6 million. These amounts were partially offset by cash used to pay taxes for net settlement of equity awards of $1.5 million. Our net non-cash charges in 2015 primarily consisted of $18.5 million of depreciation and amortization of our long-lived assets and $13.3 million of stock-based compensation, partially offset by an income tax benefit from the exercise of stock options of $5.3 million and a $2.5 million increase in our deferred tax assets. Cash provided from changes in our operating assets and liabilities during the nine months ended September 30, 2015 consisted primarily of a $6.4 million increase in accounts payable and accrued expenses, a $3.3 million decrease in prepaid expenses and other current assets and a $1.9 million increase in deferred revenue.

During the nine months ended September 30, 2014, operating activities provided $41.3 million of cash. The cash flow provided by operating activities primarily resulted from our net income of $8.1 million, our net non-cash charges of $28.4 million and cash provided by changes in our operating assets and liabilities of $7.1 million, partially offset by cash used to pay taxes for net settlement of equity awards of $2.3 million. Our net non-cash charges in the nine months ended September 30, 2014 primarily consisted of $18.0 million of depreciation and amortization of our long-lived assets, and $12.1 million of stock-based compensation, partially offset by $1.7 million of income tax benefit related to the exercise of stock options. Cash provided from changes in our operating assets and liabilities during the nine months ended September 30, 2014 consisted primarily of a $2.5 million increase in deferred revenue, a $4.0 million increase in accounts payable and accrued expenses and a $991,000 increase in other long-term liabilities, partially offset by a $527,000 increase in prepaid expenses and other current assets.

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

Net cash used in investing activities

Net cash used in investing activities was $15.0 million in the nine months ended September 30, 2015 as compared to $33.0 million in the nine months ended September 30, 2014. Net cash used in investing activities in 2015 consisted primarily of cash paid to purchase property and equipment of $22.3 million, partially offset by cash provided by the net settlements of marketable securities of $7.3 million. Net settlements of marketable securities generated cash as a result of the proceeds from the maturities of marketable securities being greater than the cash used to purchase marketable securities. Net cash used in investing activities in 2014 consisted primarily of cash paid to purchase property and equipment of $21.0 million and the net settlements of marketable securities of $12.0 million. Net settlements of marketable securities used cash as a result of the purchases of marketable securities partially offset by the proceeds from the sales and maturities of marketable securities.

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

Net cash provided by financing activities

Net cash used by financing activities was $6.5 million in the nine months ended September 30, 2015 as compared to net cash provided by financing activities of $11.2 million for the nine months ended September 30, 2014. Net cash used by financing activities consisted primarily of $24.8 million of cash used to repurchase our common stock on the open market under our stock repurchase program, partially offset by proceeds from stock issued pursuant to the exercise of stock options and the employee stock purchase plan and from the income tax benefit related to the exercise of stock options. Net cash provided by financing activities in the nine months ended September 30, 2014 consisted primarily of proceeds from stock issued pursuant to the exercise of stock options and to the employee stock purchase plan of $16.8 million and from the income tax benefit related to the exercise of stock options of $1.7 million, partially offset by $7.4 million of cash used to repurchase our common stock on the open market under our stock repurchase program.

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

As of September 30, 2015, we had issued both cancellable and non-cancellable purchase orders and entered into contractual commitments with various vendors totaling $30.9 million relating to marketing programs and other non-marketing related goods and services.

The following table summarizes our contractual obligations at September 30, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Office lease obligations	$61,113	$9,580	$19,077	$16,535	$15,921
Third-party hosting agreements	5,815	4,022	1,793	—	—
Vendor commitments	30,861	29,250	1,611	—	—

Total	$97,789	$42,852	$22,481	$16,535	$15,921

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

In August 2014, the FASB issued new guidance, Presentation of Financial Statements — Going Concern. The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The guidance will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. This guidance relates to footnote disclosure only and its adoption will not impact our financial position, our results of operations or our liquidity.

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

Interest Rate Sensitivity. We had cash and cash equivalents and marketable securities of $181 million at September 30, 2015, which consisted of cash, government securities, corporate and agency bonds and money market instruments. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al, was filed in the United States District Court for the District of Massachusetts against our company and two of our current officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding our business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. Nevertheless, we intend to vigorously defend all claims asserted, including by filing a motion to dismiss at the appropriate time.

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

RISKS RELATED TO THE PROPOSED MERGER

There are risks and uncertainties associated with our proposed merger with Endurance.

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operation above, on October 30, 2015, we entered into a merger agreement with Endurance and Endurance’s wholly owned subsidiary, PAC. The merger agreement provides for the merger of PAC with and into our company with our company surviving the merger as a wholly owned subsidiary of Endurance. There are a number of risks and uncertainties relating to the merger. For example, the merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, the failure of one or more of the merger agreement’s closing conditions, the failure of Endurance and PAC to obtain the necessary financing arrangements set forth in the debt commitment letter received in connection with the merger, or litigation relating to the merger. In addition, there can be no assurance that approval of our stockholders or relevant regulators will be obtained, that the other conditions to closing of the merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the merger. If the merger is not completed, the price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the merger will be consummated.

Pending the closing of the merger, the merger agreement also restricts us from engaging in certain actions without Endurance’s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the merger. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our customers, vendors, partners or employees, as well as a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans. In addition, if the merger agreement is terminated under certain circumstances, we are required to pay a termination fee of $36 million.

The proposed merger with Endurance could adversely impact our business.

The proposed merger could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:

•	the attention of our management may be directed towards transaction-related considerations and may be diverted from day-to-day operations of our business;

•	customers, vendors, partners or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us; and

•	current and prospective employees may experience uncertainty about their future roles with us or Endurance, which might adversely affect our ability to retain, recruit and motivate key personnel and other employees.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the merger, and many of these fees and costs are payable by us regardless of whether or not the merger is consummated.

The merger agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the consummation of the proposed merger.

The merger agreement contains provisions that restrict our ability to solicit third party proposals to acquire us. These provisions include the general prohibition after a 22-day go-shop period on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, subject to certain exceptions, and the requirement that we pay a termination fee if the merger agreement is terminated for specified circumstances. These provisions might discourage an otherwise-interested third party from considering or proposing to acquire us, even one that may be deemed of greater value than the proposed merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.

We will no longer exist as an independent public company following the closing of the proposed merger and our stockholders will forego any increase in our value.

If the merger is consummated, we will become a subsidiary of Endurance and will no longer be a publicly held corporation, and our stockholders will forego any increase in our value that might have otherwise resulted from our possible growth.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	announcements or other material developments related to our proposed merger with Endurance;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	quarterly unique customer additions and the cost of acquiring those customers and customer retention rates;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in general economic, industry and market conditions;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	our ability to successfully integrate acquisitions;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	the total number of shares of our common stock that have been sold short.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our repurchases of our common stock during the three month period ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31, 2015	111,265	$26.80	111,265	$47,018,451
August 1 to August 31, 2015	292,000	24.59	292,000	39,836,786
September 1 to September 30, 2015	39,500	24.42	39,500	38,872,307

Total	442,765	$25.13	442,765	$38,872,307

(1)	Includes commissions, markups and expenses.
(2)	In June 2015, our board of directors approved the repurchase of up to $50 million of our common stock through July 1, 2016. Repurchased shares are retired and resume the status of authorized but unissued shares of common stock.

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

CONSTANT CONTACT, INC.

Date: November 6, 2015	By:	/s/ Gail F. Goodman
Gail F. Goodman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	By:	/s/ Harpreet S. Grewal
Harpreet S. Grewal
Executive Vice President and
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 30, 2015, by and among Endurance International Group Holdings, Inc., Paintbrush Acquisition Corporation, and Constant Contact, Inc. (1)

2.2	Voting Agreement, dated as of October 30, 2015, by and between Endurance International Group Holdings, Inc. and certain holders of shares and other equity interests of Constant Contact, Inc. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2015, and incorporated herein by reference.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.